Form 10-K
period 2001-12-31
ICON INCOME FUND NINE LLC
filed 2002-04-01
CIK 1157522

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended                   December 31, 2001
                          ------------------------------------------------------
                                       or

[  ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934[Fee Required]

For the transition period from                            to
                               --------------------------    -------------------

Commission File Number                         333-67638
                       ---------------------------------------------------------

                           ICON Income Fund Nine, LLC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                     13-4183234
----------------------------------------         -------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                     Identification Number)

             100 Fifth Avenue, 10th floor, New York, New York 10011
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code            (212) 418-4700
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:     None

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Title of each class                    Name of each exchange on which registered




Securities registered pursuant to Section 12(g) of the Act:
            Limited Liability Company Shares

--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                        [X] Yes [ ] No

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2001

                                TABLE OF CONTENTS

Item                                                                    Page

PART I

1.   Business                                                            3

2.   Properties                                                          4

3.   Legal Proceedings                                                   4

4.   Submission of Matters to a Vote of Security Holders                 4

PART II

5.   Market for the Registrant's Securities and Related
     Security Holder Matters                                             4

6.   Selected Financial and Operating Data                               5

7.   Manager's Discussion and Analysis of Financial
     Condition and Results of Operations                               6-7

8.   Financial Statements and Supplementary Data                      8-16

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                17

PART III

10.  Directors and Executive Officers of the Registrant's
     Manager                                                         17-18

11.  Executive Compensation                                             18

12.  Security Ownership of Certain Beneficial Owners
     and Management                                                     18

13.  Certain Relationships and Related Transactions                     18

PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K    19

SIGNATURES                                                              20

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2001


PART I

Item 1.  Business

General Development of Business

     ICON Income Fund Nine, LLC ("Fund Nine"), was formed on July 11, 2001, pursuant to the Amended and Restated Operating Agreement of ICON Income Fund Nine, LLC ("Operating Agreement") as a Delaware limited liability company with an initial capitalization of $1,000 by ICON Capital Corp. (the "Manager") for one member share. It was formed to acquire various types of equipment subject to lease with third parties and to make related investments pursuant to the Operating Agreement. Fund Nine's maximum offering is $100,000,000. Fund Nine commenced business operations on December 18, 2001, with the admission of members representing 1,249.91 additional members' shares at $1,000 per share, aggregating $1,249,910 of capital contributions. As of December 31, 2001, members representing 1,584.114 additional shares had been admitted into Fund Nine with aggregate gross proceeds of $1,584,114, bringing the total admissions to 2,834.024 shares aggregating $2,834,024 in capital contributions (exclusive of the Manager's interest as a member).

     The Manager is a Connecticut corporation. The Manager will manage and control the business affairs of Fund Nine's equipment leases and investments under a management agreement with the Fund Nine. As of December 31, 2001, Fund Nine had not yet consummated any equipment leases or investments.

Segment Information

     Fund Nine intends to have only one operating segment: the business of acquiring equipment subject to leases with companies that Fund Nine believes to be creditworthy and making related investments.

Narrative Description of Business

     Fund Nine is an equipment leasing income fund. The principal objective of Fund Nine is to obtain the maximum economic return from its investments for the benefit of its members. To achieve this objective, Fund Nine intends to: (1) acquire a diversified portfolio of low obsolescence equipment having long lives and high residual values; (2) make monthly cash distributions to its members commencing with each member's admission to Fund Nine, continuing through the Reinvestment Period, which period will end no later than the eighth anniversary after the final closing date; (3) re-invest substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the Reinvestment Period; and (4) sell Fund Nine investments and distribute the cash from sales of such investments to its members after the end of the Reinvestment Period.

     The equipment leasing industry is highly competitive. When seeking leasing transactions for acquisition, Fund Nine competes with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many competitors are larger than Fund Nine and have greater financial resources.

     Fund Nine has no direct employees. Except as expressly limited by the Operating Agreement, the Manager has full and exclusive discretion in the management and control of Fund Nine.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2001


Item 2.  Properties

     Fund Nine neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs.

Item 3.  Legal Proceedings

     Fund Nine is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

     Item 5. Market for the Registrant's Securities and Related Security Holder Matters

     Fund Nine's shares are not publicly traded nor is there currently a market for Fund Nine shares. It is unlikely that any such market will develop.

                                        Number of Equity Security Holders
Title of Class                               as of December 31, 2001
--------------                        --------------------------------------

 Manager (as a member)                                    1
 Additional members                                     114

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2001

Item 6.  Selected Financial and Operating Data

                                                         For the Period
                                                          July 11, 2001
                                                      (date of inception)
                                                      to December 31, 2001

Total revenue                                           $           0
                                                        =============

Net loss                                                $        (324)
                                                        =============

Net loss allocable to additional members                $        (321)
                                                        =============

Net income allocable to the Manager                     $          (3)
                                                        =============

Weighted average member shares outstanding                      2,043
                                                        =============

Net loss per weighted average member share              $       (0.16)
                                                        =============

Distributions to members                                $           0
                                                        =============

Distributions to the Manager                            $           0
                                                        =============


                                                       December 31, 2001

Total assets                                               $2,454,640
                                                           ==========

Members' equity                                            $2,452,107
                                                           ==========



     (1) No data is presented for the periods prior to 2001 since Fund Nine was formed on July 11, 2001, and commenced operations on December 18, 2001, the initial closing date. The results of operations for the period ended December 31, 2001 do not reflect a full twelve months of activity.

     The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2001

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

     ICON Income Fund Nine, LLC ("Fund Nine") was formed on July 11, 2001 as a Delaware limited liability company with an initial capitalization of $1,000 by ICON Capital Corp. (the "Manager") for one member share. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. Fund Nine's maximum offering is $100,000,000. Fund Nine commenced business operations on December 18, 2001, with the admission of members representing 1,249.91 additional shares at $1,000 per share aggregating $1,249,910 of capital contributions. As of December 31, 2001, members representing 1,584.114 additional shares had been admitted into Fund Nine aggregating capital contributions of $1,584,114, bringing the total admission to 2,834.024 shares aggregating $2,834,024 in capital contributions (exclusive of the Manager's interest as a member).

Results of Operations for the Period Ended December 31, 2001

     Fund Nine had its first initial admission of members in December 2001, but did not make any investments or acquisitions (other than a deposit towards an acquisition, which was consummated in February 2002).

Liquidity and Capital Resources

     Fund Nine had its first admission of additional members on December 18, 2001 and through December 31, 2001, had admitted additional members representing 2,834.024 shares totaling gross proceeds of $2,834,024, from which $382,593 was used for sales and offering expenses, leaving a balance of $2,451,431, plus $1,000 contributed by the Manager, available for investments in leasing transactions. As of December 31, 2001, Fund Nine had placed $1,650,000 in escrow with an unaffiliated third party, intended to be used to purchase a 21.29% interest in a joint venture with an affiliate, ICON Income Fund Eight B L.P.
("Fund Eight B"), for the purpose of acquiring certain manufacturing and materials handling equipment subject to lease. In January 2002, the joint venture was capitalized with the escrowed funds from Fund Nine and Fund Eight B. In February 2002, the transaction was consummated. At the consummation date, Fund Nine acquired an additional 29.71% of the joint venture from Fund Eight B for $2,302,525, utilizing available cash and additional offering proceeds received in 2002, bringing its ownership percentage in the joint venture to 51%. Fund Nine did not make any cash distributions to members in 2001. Fund Nine began making cash distributions in January 2002. Distributions to members paid in January and February 2002, prior to Fund Nine completing any investment or purchasing leased equipment, constitutes a return of original capital contribution to the members. For the period January 1, 2002 through February 28, 2002, Fund Nine admitted members representing an additional 9,359.879 shares totaling $9,359,879.


     As of December 31, 2001, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from the continued offering, operations or borrowings, Fund Nine will continue to invest in transactions, while retaining sufficient cash to meet its reserve requirements and recurring obligations.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2001

Item 7a.  Qualitative and Quantitative Disclosures About Market Risk

     Fund Nine is exposed to certain market risks, including changes in interest rates. As of December 31, 2001, Fund Nine did not have any liabilities that were interest rate based. Fund Nine believes its exposure to other market risks are insignificant to both its financial position and results of operations. In February 2002, Fund Nine through its 51% joint venture, acquired certain manufacturing and materials handling equipment for cash.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2001

Item 8.  Financial Statements and Supplementary Data


                          Index to Financial Statements

                                                                Page Number

Independent Auditors' Report                                             10

Balance Sheet as of  December 31, 2001                                   11

Statement of Operations for the Period July 11, 2001
 (date of inception) to December 31, 2001                                12

Statement of Changes in Members' Equity for the Period
  July 11, 2001 (date of inception) to December 31, 2001                 13

Statement of Cash Flows for the Period July 11, 2001
 (date of inception) to December 31, 2001                                14

Notes to Financial Statements                                         15-16

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                              Financial Statements

                                December 31, 2001

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Members
ICON Income Fund Nine, LLC :

We have audited the accompanying balance sheet of ICON Income Fund Nine, LLC (a Delaware limited liability company) as of December 31, 2001, and the related statements of operations, changes in members' equity, and cash flows for the period from July 11, 2001 (date of inception) to December 31, 2001. These financial statements are the responsibility of Fund Nine's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON Income Fund Nine, LLC as of December 31, 2001, and the results of its operations and its cash flows for the period from July 11, 2001 (date of inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



                                   /s/ KPMG LLP
                                   ---------------------------------------------
                                    KPMG LLP


March 29, 2002
New York, New York

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                  Balance Sheet

                                December 31, 2001


         Assets

Cash                                                           $      804,640

Cash held in escrow                                                 1,650,000
                                                               --------------

Total assets                                                   $    2,454,640
                                                               ==============


         Liabilities and Members' Equity

Accrued offering expenses - Manager                            $        2,533
                                                               --------------

Commitments and Contingencies

Members' Equity
   Manager (one share outstanding,
      $1,000 per share original issue price)                              997
   Additional members (2,834.024 shares outstanding,
      $1,000 per share original issue price)                        2,451,110
                                                               --------------

   Total members' equity                                            2,452,107
                                                               --------------

Total liabilities and members' equity                          $    2,454,640
                                                               ==============

















See accompanying notes to financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                             Statement of Operations

      For the Period July 11, 2001 (date of inception) to December 31, 2001

Expenses

   General and administrative                           $         324
                                                        -------------

   Total expenses                                                 324
                                                        -------------

Net loss                                                $        (324)
                                                        =============

Net loss allocable to:
   Managing member                                      $          (3)
   Additional members                                            (321)
                                                        -------------

                                                        $        (324)
                                                        =============

Weighted average number of
   member shares outstanding                                    2,043
                                                        =============

Net loss per weighted average
   member shares                                        $       (0.16)
                                                        =============
























See accompanying notes to financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                     Statement of Changes in Members' Equity

   For the Period from July 11, 2001 (date of inception) to December 31, 2001




                                                         Managing   Additional
                                                          Member    Members          Total


Managing member's capital contribution              $     1,000    $     --       $     1,000

Proceeds from issuance of additional members
   shares (2,834.024 shares)                               --        2,834,024      2,834,024

Sales and offering expenses                                --         (382,593)      (382,593)

Net loss                                                     (3)          (321)          (324)
                                                    -----------    -----------    -----------

Balance at December 31, 2001                        $       997    $ 2,451,110    $ 2,452,107
                                                    ===========    ===========    ===========
























See accompanying notes to financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                             Statement of Cash Flows

      For the Period July 11, 2001 (date of inception) to December 31, 2001



Cash flows used in operating activities:
   Net loss                                              $         (324)
                                                         --------------

Cash flows used in investing activities:
   Cash placed in escrow                                     (1,650,000)
                                                         --------------

Cash flows provided by financing activities:
   Managing member's capital contribution                         1,000
   Issuance of additional members' shares,
     net of offering expenses                                 2,453,964
                                                         --------------

       Net cash provided by financing activities              2,454,964
                                                         --------------

Net increase in cash                                            804,640

Cash at beginning of the period                                       -
                                                         --------------

Cash at end of period                                    $      804,640
                                                         ==============





















See accompanying notes to financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                          Notes to Financial Statements

                                December 31, 2001

1.   Organization

     ICON Income Fund Nine, LLC ("Fund Nine") was formed on July 11, 2001 as a Delaware limited liability company with an initial capitalization of $1,000 by ICON Capital Corp. (the "Manager") for one member share. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. Fund Nine's maximum offering is $100,000,000. Fund Nine commenced business operations on December 18, 2001, with the admission of members representing 1,249.91 additional shares at $1,000 per share, aggregating $1,249,910 of capital contributions. As of December 31, 2001, members representing 1,584.114 additional shares had been admitted into Fund Nine totaling gross proceeds of $1,584,114, bringing the total admissions to 2,834.024 shares, totaling $2,834,024 in capital contributions at that date (exclusive of the Manager's interest as a member). From January 1, 2002, through February 28, 2002, an additional 9,359.879 shares were sold for gross proceeds of $9,359,879.

     The Manager is a Connecticut corporation. The Manager manages and controls the business affairs of Fund Nine's equipment, leases and financing transactions under a management agreement with Fund Nine.

     ICON Securities Corp., an affiliate of the Manager, receives or is entitled to receive, a sales commission and underwriting fee from the gross proceeds from sales of all shares. The Manager is entitled to receive organization and offering expenses from the gross proceeds of such sales. The total underwriting compensation paid by Fund Nine, including underwriting commissions, sales commissions, incentive fees, public offering expense reimbursements and due diligence activities is limited to 13.5% of gross proceeds up to the first $25,000,000 raised, 12.5% of gross offering proceeds from $25,000,001 to
$50,000,000 and 11.5% of gross offering proceeds from $50,000,001 to $100,000,000. At December 31, 2001, such offering expenses aggregated $382,593 paid or accrued to the Manager or its affiliates and were charged directly to members' equity.

     Profits, losses, cash distributions and disposition proceeds will be allocated 99% to Members and 1% to the Manager until each Member has received cash distributions and disposition proceeds sufficient to reduce its adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide an 8% per annum cumulative return on its outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the Members and 10% to the Manager.

2.       Significant Accounting Policies

     Basis of Accounting and Presentation - Fund Nine's records are maintained on the accrual basis. Preparation of financial statements in conformity with generally accepted accounting principles requires the Manager's management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Management believes that the estimates and assumptions utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from those estimates. In addition, management is required to disclose contingent assets and contingent liabilities.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                          Notes to Financial Statements

                                December 31, 2001

3.   Cash Held In Escrow

     At December 31, 2001, the Fund Nine had deposited $1,650,000 with an unaffiliated third party to be utilized to make a 21.29% investment in a joint venture with an affiliated partnership, ICON Income Fund Eight B L.P. ("Eight B"). The joint venture was capitalized in January 2002 and consummated a purchase of leased equipment in February 2002. Additionally, at the time of consummation, Fund Nine utilized available cash and a portion of additional offering proceeds received in 2002 to acquire an additional 29.71% interest in the joint venture from Eight B for a price of $2,302,525, (which represented Eight B's cost) bringing its ownership percentage in the joint venture to 51%.

4.       Related Party Transactions

     Fees and expenses paid or accrued by Fund Nine to the Manager or its affiliates for the period ended December 31, 2001 were as follows:

Organization and offering expenses        $     325,913      Charged to equity
Underwriting commissions                         56,680      Charged to equity
                                          -------------
                                          $     382,593

5.       Commitment and Contingencies

     Fund Nine has not applied for an advance ruling from the Internal Revenue Service. However in the opinion of counsel, Fund Nine will be classified like a Partnership and not as an association taxable for U.S. Federal income tax purposes. In the absence of a ruling, there is no assurance that Fund Nine will constitute an association taxable as a partnership.

6.    Tax Information (Unaudited)

     The following table reconciles the net loss for financial statement reporting purposes to income for Federal income tax reporting purposes for the period ended December 31, 2001:

                                                                      2001

Net loss for financial statement reporting purposes               $      (324)

Difference due to:
      Other                                                               324
                                                                  -----------

Loss for Federal income tax reporting purposes                    $      -
                                                                  ===========

     As of  December  31,  2001,  the total  equity  included  in the  financial statements was $2,452,107 compared to the capital accounts for federal income tax reporting purposes of $2,835,024 (unaudited). The difference arises primarily from sales and offering expenses reported as a reduction in the additional members' capital accounts for financial statement reporting purposes but not for federal income tax reporting purposes as well as the temporary difference described above.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2001

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         -----------------------------------------------------------------------

     None

PART III

Item 10.  Directors and Executive Officers of the Registrant's Manager

     The Manager, a Connecticut corporation, was formed in 1985. The Manager's principal offices are located at 100 Fifth Avenue, New York, New York 10011, and its telephone number is (212) 418-4700. The officers of the Manager have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to leases and full financing transactions.

     The manager of Fund Nine's business is the Manager. The Manager is engaged in a broad range of equipment leasing and financing activities. Through its sales representatives and through various broker relationships throughout the States, the Manager offers a broad range of equipment leasing services.

     The Manager performs certain functions relating to the management of the equipment of Fund Nine. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

     The officers and directors of the Manager are as follows:

  Beaufort J. B. Clarke          Chairman, Chief Executive Officer and Director

  Paul B. Weiss                  President and Director

  Thomas W. Martin               Executive Vice President and Director

     Beaufort J. B. Clarke, age 55, has been Chairman, Chief Executive Officer and Director of the Manager since 1996. Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

     Paul B. Weiss, age 41, is President and Director of the Manager. Mr. Weiss has been exclusively engaged in lease acquisitions since 1988 from his affiliations with the Manager since 1996, Griffin Equity Partners (as Executive Vice President from 1993-1996); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions from 1988-1991). He was previously an investment banker and a commercial banker.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2001

Item 10.  Continued

     Thomas W. Martin, age 48, has been Executive Vice President of the Manager since 1996. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. (1993-1996), Gemini Financial Holdings (as Senior Vice President from 1992-1993) and Chancellor Corporation (as Vice President-Syndication's from 1985-1992). Mr. Martin has 17 years of senior management experience in the leasing business.

Item 11.  Executive Compensation

     The Company has no directors or officers. The Manager and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the period ended December, 31, 2001.

    Entity                  Capacity                Type of Compensation                2001
    ------                  --------                ------- ------------                ----

ICON Capital Corp.         Manager              Organization and offering expenses    $ 325,913
ICON Securities Corp.      Dealer-Manager       Underwriting commissions                 56,680
                                                                                      ---------

                                                                                      $ 382,593
                                                                                      =========

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) No person of record owns, or is known by the Company to own beneficially, more than 5% of any class of securities of the Company.

(b) As of March 29, 2002, Directors and Officers of the Manager do not own any equity securities of the Company.

(c) The Manager owns the equity securities of the Company as of December 31, 2001 set forth in the following table:

       Title                          Amount Beneficially               Percent
     of Class                                Owned                     of Class

 Manager interest     represents initially a 1% and potentially a         100%
                      10% interest in the Company's income, gain and loss deductions.

 Member Share         one member share                                     .04%

Item 13.  Certain Relationships and Related Transactions

     None other than those disclosed in Item 11 herein.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2001

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1.  Financial Statements - See Part II, Item 8 hereof.

     2.  Financial Statement Schedule - None.

          Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

3.       Exhibits - The following exhibits are incorporated herein by reference

     (i) Amended and Restated Operating Agreement of ICON Income Fund Nine, LLC (Incorporated by reference to Exhibit A to pre-effective Amendment No. 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission dated October 12, 2001).

     (ii) Certificate of Limited Liability Company (Incorporated herein by reference to Exhibit 4.3 to pre-effective Form S-1 Registration
          Statement filed with the Securities and Exchange Commission dated August 15, 2001).

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2001


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ICON Income Fund Nine LLC
                         File No. 333-67638 (Registrant)
                       By its Manager, ICON Capital Corp.


Date: March 29, 2002              /s/ Beaufort J.B. Clarke
                                  ----------------------------------------------
                                  Beaufort J.B. Clarke
                                  Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole Manager of the Registrant

Date:  March 29, 2002             /s/ Beaufort J. B. Clarke
                                  ----------------------------------------------
                                  Beaufort J. B. Clarke
                                  Chairman, Chief Executive Officer and Director


Date:  March 29, 2002             /s/ Paul B. Weiss
                                  ----------------------------------------------
                                  Paul B. Weiss
                                  President and Director


Date:  March 29, 2002             /s/ Thomas W. Martin
                                  ----------------------------------------------
                                  Thomas W. Martin
                                  Executive Vice President
                                  (Principal Financial and Accounting Officer)



Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to
Section 12 of the Act
--------------------------------------------------------------------------------

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.