Form 10-Q
period 2002-03-31
ICON INCOME FUND NINE LLC
filed 2002-05-15
CIK 1157522

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[  X ]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the period ended                        March 31, 2002
                     -----------------------------------------------------------


[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission File Number                          333-67638
                       ---------------------------------------------------------

                           ICON Income Fund Nine, LLC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                      13-4183234
--------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)


             100 Fifth Avenue, 10th floor, New York, New York 10011
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)


                                 (212) 418-4700
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code


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

                           Consolidated Balance Sheets

                                   (Unaudited)

                                                      March 31,    December 31,
                                                        2002          2001
                                                        ----          ----
         Assets

Cash                                               $   6,220,359  $     804,640
                                                   -------------  -------------

Cash held in escrow                                          -        1,650,000
                                                   -------------  -------------

Investment in operating leases
   Equipment, at cost                                  7,868,575            -
   Accumulated depreciation                             (218,670)           -
                                                   -------------  -------------
                                                       7,649,905

Investment in joint venture                            3,246,396            -
Due from affiliates                                      920,163            -
Other assets                                              82,879            -
                                                   -------------  -------------

Total assets                                       $  18,119,702  $   2,454,640
                                                   =============  =============

     Liabilities and Members' Equity

Security deposits and other liabilities            $     285,144  $         -
Minority interest in joint venture                     4,009,415            -
Accrued offering expenses - Manager                         -             2,533
                                                   -------------  -------------
                                                       4,294,559          2,533
                                                   -------------  -------------

Members' equity
   Manager (one share outstanding, $1,000 per
     share original issue price)                           1,369            997
   Additional Members (15,938.910 and 2,834.024
     shares outstanding, $1000 per share
     original issue price)                            13,823,774      2,451,110
                                                   -------------  -------------
   Total members' equity                              13,825,143      2,452,107
                                                   -------------  -------------

Total liabilities and members' equity              $  18,119,702  $   2,454,640
                                                   =============  =============






See accompanying notes to financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                      Consolidated Statement of Operations

                    For the three month ended March 31, 2002

                                   (Unaudited)



Revenues

   Rental income                                                $     646,469
   Interest income and other                                            2,059
   Income from investment in joint venture                              3,495
                                                                -------------

   Total revenues                                                     652,023
                                                                -------------

Expenses

Depreciation and amortization expense                                 218,670
Minority interest expense                                             211,915
General and administrative                                             36,976
Management fee payable to Manager                                      16,848
Administrative fee reimbursement payable to Manager                     6,739
                                                                    ---------

   Total expenses                                                     491,148
                                                                -------------

Net income                                                      $     160,875
                                                                =============

Net income allocable to:
   Managing member                                                      1,609
   Additional members                                                 159,266
                                                                -------------

                                                                $     160,875
Weighted average number of member
   shares outstanding                                                   9,708
                                                                =============

Net income per weighted average additional
   member shares                                                $       16.40
                                                                =============









See accompanying notes to consolidated financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                Consolidated Statement of Changes Members' Equity

                    For the Three Months Ended March 31, 2002
            and the period from July 11, 2001 (date of inception) to
                                December 31, 2001

                                   (Unaudited)

                            Additional Members Distributions

                                Return of    Investment  Additional      Managing
                                Capital       Income      Members        Members       Total
                           (Per weighted average share)


Managing member's capital contribution                 $      -       $     1,000   $    1,000
Proceeds from issuance of additional
   members shares (2,834.024 shares)                     2,834,024           -       2,834,024
Sales and offering expenses                               (382,593)          -        (382,593)
Net loss                                                      (321)            (3)        (324)


Balance at
   December 31, 2001                                     2,451,110            997    2,452,107

Proceeds from issuance
   of additional member shares
   (13,104.886 shares)                                  13,104,886            -     13,104,886

Sales and offering expenses                             (1,769,160)           -     (1,769,160)

Cash distributions
   to partners                        $-   $ 12.60        (122,328)        (1,237)    (123,565)
Net income                                                 159,266          1,609      160,875
                                                    --------------   ------------  -----------

Balance at
   March 31, 2002                                   $   13,823,774   $      1,369 $ 13,825,143
                                                    ==============   ============ ============











See accompanying notes to financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                      Consolidated Statement of Cash Flows

                    For the Three Months Ended March 31, 2002

                                   (Unaudited)


Cash flows from operating activities:
   Net income                                                     $     160,875
                                                                  -------------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation                                                     218,670
       Minority interest expense                                        211,915
       Income from investment in joint venture                           (3,495)
       Changes in operating assets and liabilities:
         Other assets                                                   (82,879)
         Due from affiliates                                           (920,163)
         Security deposits and other liabilities                        285,144
         Other                                                           (2,533)
                                                                  -------------

           Total adjustments                                           (293,341)
                                                                  -------------

       Net cash used in operating activities                           (132,466)
                                                                  -------------

Cash flows used in investing activities:
   Investment in operating leases                                    (7,868,575)
   Investment in joint venture                                       (3,242,901)
   Cash held in escrow                                                1,650,000
                                                                  -------------

       Net cash used in investing activities                         (9,461,476)
                                                                  -------------


Cash flows from financing activities:
   Issuance of membership shares,
    net of offering expenses                                         11,335,726
   Minority interest contribution                                     3,797,500
   Cash distributions to members                                       (123,565)
                                                                  -------------

       Net cash provided by financing activities                     15,009,661
                                                                  -------------

Net increase in cash and cash equivalents                             5,415,719

Cash and cash equivalents at beginning of the period                    804,640
                                                                  -------------

Cash and cash equivalents at end of the period                    $   6,220,359
                                                                  =============








See accompanying notes to financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                   Notes to Consolidated Financial Statements

                                 March 31, 2002

                                   (Unaudited)

1.   Organization

     ICON Income Fund Nine, LLC ("the Company"or the "LLC") was formed on July 11, 2001 as a Delaware limited liability company with an initial capitalization of $1,000 by ICON Capital Corp. (the "Manager") for one member share. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. The Company's maximum offering is $100,000,000. The Company commenced business operations on December 18, 2001, with the admission of members representing 1,249.91 additional shares at $1,000 per share, aggregating $1,249,910 of capital contributions. As of December 31, 2001, members representing 1,584.114 additional shares had been admitted into the Company totaling gross proceeds of $1,584,114, bringing the total admissions to 2,834.024 shares, totaling $2,834,024 in capital contributions at that date (exclusive of the Manager's interest as a member). From January 1, 2002, through March 31, 2002, an additional 13,104.886 shares were sold for gross proceeds of $13,104,886.

     The Manager is a Connecticut corporation.  The Manager manages and controls
the  business  affairs  of  the  Company's   equipment,   leases  and  financing
transactions under a management agreement with The Company.

     ICON Securities Corp., an affiliate of the Manager, receives or is entitled to receive, a sales commission and underwriting fee from the gross proceeds from sales of all shares. The Manager is entitled to receive organization and offering expenses from the gross proceeds of such sales. The total underwriting compensation paid by the Company, including underwriting commissions, sales commissions, incentive fees, public offering expense reimbursements and due diligence activities is limited to 13.5% of gross proceeds up to the first $25,000,000 raised, 12.5% of gross offering proceeds from $25,000,001 to
$50,000,000 and 11.5% of gross offering proceeds from $50,000,001 to $100,000,000. During the three months at March 31, 2002, such offering expenses aggregated $1,769,160 of which $1,048,391 was paid to third parties and $720,769 was paid to the Manager. The Company paid or accrued offering expenses of $382,593 during the period ended December 31, 2001, $226,722 of which was paid to third parties and $155,871 was paid to the Manager. The offering expenses were charged directly to members' equity.

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

2.   Basis of Presentation

     The financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

              Notes to ConsolidatedFinancial Statements - Continued

     pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Company's 2001 Annual Report on Form 10-K.

3.   Related Party Transactions

     Fees and expenses paid or accrued by the Company to the Manager or its affiliates directly or on behalf of joint ventures in which the company has an interest were as follows for the period ended March 31, 2002:

 Organization and offering expenses  $     458,671  Charged to equity
 Underwriting commissions                  262,098  Charged to equity
 Acquisition fees                          118,575  Capitalized as part of
                                                      investment
                                                      in operating leases
 Acquisition fees                        1,117,901  Capitalized as part of
                                                      investment
                                                      in joint venture
 Management fees                            16,848  Charged to operations
 Administrative expense
   reimbursements                            6,739  Charged to operations
                                     -------------

                                     $   1,980,832
                                     =============


     At March 31, 2002, the LLC had amounts due from affiliates aggregating $920,163, of which $667,802 represented rents collected (including rents received in advance) by an affiliate Partnership on the LLC's behalf. Such amount was collected in the second quarter of 2002.

4.   Joint Ventures

     The LLC and affiliates formed two joint ventures discussed below for the purpose of acquiring and managing various assets.

     The joint venture described below is majority owned and is consolidated with the LLC.

     ICON SPK 2023-A, LLC

     In March 2002, the LLC and ICON Income Fund Eight-B L.P. ("Fund Eight B"), an affiliated partnership, formed ICON SPK 2023-A, LLC for the purpose of acquiring a portfolio of leases for an aggregate purchase price of $7,750,000 plus $118,575 of acquisition fees paid by the LLC. The purchase was funded with cash. The leases expire on various dates commencing April 2003 through April 2008. The LLC and Fund Eight B have ownership interests of 51% and 49% respectively. The assets and liabilities of the joint venture are consolidated with the LLC. Fund Eight B's interest is accounted for as minority interest in joint venture on the consolidated balance sheet and minority interest expense on the consolidated statement of operations.

     The joint venture described below is 50% owned and is accounted for following the equity method.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

             Notes to Consolidated Financial Statements - Continued

     ICON Aircraft 126, LLC

     In early 2002, the LLC and Fund Eight-B formed ICON Aircraft 126, LLC ("ICON 126") for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited ("D.A.L."), a Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which is on lease to Cathay Pacific through March 2006. The stock was acquired as of March 4, 2002 for a total purchase price of $4,250,000 in cash. D.A.L. owns the Airbus A340-313X aircraft subject to non-recourse debt provided by unaffiliated lenders. The lenders have a security interest in the aircraft and an assignment of the rentals under the lease. As of March 31, 2002, there was $70,276,734 outstanding under the non-recourse debt. The LLC and Fund Eight-B each own a 50% interest in ICON 126. ICON 126 consolidates the financial position and operations of D.A.L. in its financial statements.

     The LLC's original investment in ICON 126 was recorded at a cost of $3,242,901, inclusive of related acquisition fees of $1,117,901. Information as to the consolidated financial position and results of operations of ICON 126 as of March 31, 2002 is summarized below:

                                            March 31, 2002

   Assets                                  $    77,461,650
                                           ===============

   Liabilities                             $    70,968,858
                                           ===============

   Equity                                  $     6,492,792
                                           ===============

   Partnership's share of equity           $     3,246,396
                                           ===============

                                           Quarter Ended
                                           March 31, 2002

   Net income                              $         6,990
                                           ===============

   Partnership's share of net income       $         3,495
                                           ===============

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                 March 31, 2002

Item 2: General Partner's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 2002

     During the three months ended March 31, 2002, the LLC invested $7,313,976 for its share of two joint ventures, ICON SPK 2023-A, LLC ("ICON 2023-A") and ICON Aircraft 126, LLC ("ICON 126"). The investments are discussed in details under Note 4.

     The LLC commenced operations on December 18, 2001, therefore a comparison to the first quarter of 2001 is not discussed.

     Revenues for the three months ended March 31, 2002 were $652,023. These revenues were composed of rental income of $646,469 from ICON 2023-A, interest income and other of $2,059 and income from its investment in ICON 126 of $3,495.

     Expenses for the three months ended March 31, 2002 were $491,148. These expenses included depreciation expense of $218,670, minority interest expense of $211,915, related to ICON 2023-A, general and administrative expense of $36,976, management fee payable to the manager of $16,848, and administrative expense reimbursement paid to the manager of $6,739.

     Net income for the three months ended March 31, 2002 was $160,875. The net income per weighted average additional members shares was $16.40. The revenue and expenses for the quarter were consistent with the LLC's level of activity based upon the transactions completed.

Liquidity and Capital Resources

     The LLC's primary source of funds for the three months ended March 31, 2002 was capital contributions, net of offering expenses, of $11,335,726 and the minority interest investment in ICON 2023-A of $3,797,500.

     Cash was utilized, in part, for investments in leases of $7,868,575, of which $1,650,000 was utilized from cash placed in escrow at December 31, 2001, an investment in ICON 126 of $3,242,901, and cash distributions to members of $123,565. It is anticipated that as the Partnership continues to receive proceeds from the sales of membership shares, it will continue to invest in equipment leases and financings while retaining sufficient cash to meet its reserve requirements and recurring obligations. Additionally, the Partnership anticipates using non-recourse debt to increase the size and diversification of the leased equipment portfolio. Further, the Partnership intends to reinvest cash generated from operations and sales in excess of its distribution objectives and reserve requirements in additional leased equipment.

     As of March 31, 2002 there were no known trends or demands, commitments, events or uncertainties, which are likely to have any material effect on liquidity.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                 March 31, 2002

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

     The LLC is exposed to certain market risks, including changes in interest rates and the demand for equipment (and the related residuals) owned by the LLC and its investee. Except as described below, the LLC believes its exposure to other market risks are insignificant to both its financial position and results of operations.

     The LLC manages its interest rate risk by obtaining fixed rate debt either directly or through its joint ventures. The fixed rate debt service obligation in ICON 126 is matched with a fixed rate lease receivable stream generated by the lease of the aircraft.

     The Partnership manager its exposure to equipment and residual risk by monitoring the market and maximizing re-marketing proceeds received through re-lease or sale of equipment.

                           ICON Income Fund Nine, LLC
                         (A Delaware Limited Partnership


PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

     No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 2002.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ICON Income Fund Nine, LLC
                              File No. 333-67638(Registrant)
                              By its General Partner,
                              ICON Capital Corp.





       May 15 2002           /s/ Thomas W. Martin
-------------------------    ---------------------------------------------------
           Date              Thomas W. Martin
                             Executive Vice President
                             (Principal financial and accounting officer of the
                             General Partner of the Registrant)