Form 10-Q
period 2002-06-30
ICON INCOME FUND NINE LLC
filed 2002-08-14
CIK 1157522

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[  X ]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the period ended                       June 30, 2002
                     -----------------------------------------------------------


[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

For the transition period from                          to
                               ------------------------    ---------------------

Commission File Number                          333-67638
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


                                                  [X] Yes       [  ] No

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                           Consolidated Balance Sheets

                                   (Unaudited)

                                                      June  30,     December 31,
                                                        2002           2001
                                                        ----           ----
         Assets

Cash                                                $  4,727,638    $    804,640
                                                    ------------    ------------

Cash held in escrow                                   10,448,500       1,650,000
                                                    ------------    ------------

Investment in operating leases
   Equipment, at cost                                  7,982,500            --
   Accumulated depreciation                             (874,312)           --
                                                    ------------    ------------
                                                                       7,108,188

Investment in unconsolidated joint ventures            3,284,910            --
Other assets                                           2,221,606            --
                                                    ------------    ------------

Total assets                                        $ 27,790,842    $  2,454,640
                                                    ============    ============

         Liabilities and Members' Equity

Due to affiliates                                   $      3,597    $       --
Security deposits and other liabilities                   79,481            --
Minority interest in joint venture                     3,595,229            --
Accrued offering expenses - Manager                         --             2,533
                                                    ------------    ------------

                                                       3,678,307           2,533
                                                    ------------    ------------

Members' equity
   Manager (one share outstanding, $1,000
     per share original issue price)                      (3,605)            997
   Additional Members (28,355.963 and 2,834.024
     shares outstanding, $1000 per share
     original issue price)                            24,116,140       2,451,110
                                                    ------------    ------------

   Total members' equity                              24,112,535       2,452,107
                                                    ------------    ------------

Total liabilities and members' equity               $ 27,790,842    $  2,454,640
                                                    ============    ============






See accompanying notes to financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                      Consolidated Statements of Operations

                                   (Unaudited)

                                        For the Three Months  For the Six Months
                                           Ended June 30,        Ended June 30,
                                                2002                  2002
                                                ----                  ----
Revenues

   Rental income                            $  678,451          $1,324,920
   Interest income and other                    22,347              24,406
   Income from investment in
    joint venture                               38,514              42,009
                                            ----------          ----------

   Total revenues                              739,312           1,391,335
                                            ----------          ----------

Expenses

Depreciation and amortization expense          655,642             874,312
General and administrative                      72,440             109,416
Management fee payable to Manager               68,974              85,822
Administrative fee reimbursement
   payable to Manager                           27,586              34,325
Minority interest expense                        8,883             220,798
                                            ----------          ----------

   Total expenses                              833,525           1,324,673
                                            ----------          ----------

Net (loss) income                           $  (94,213)         $   66,662
                                            ==========          ==========

Net (loss) income allocable to:
   Managing member                          $     (942)         $      667
   Additional members                          (93,271)             65,995
                                            ----------          ----------

                                            $  (94,213)         $   66,662
                                            ==========          ==========
Weighted average number of member
   shares outstanding                           21,865              15,764
                                            ==========          ==========

Net (loss) income per weighted average
   Additional member shares                 $    (4.27)         $     4.19
                                            ==========          ==========






See accompanying notes to consolidated financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                Consolidated Statement of Changes Members' Equity

                     For the Six Months Ended June 30, 2002
                      and the year ended December 31, 2001

                                   (Unaudited)

                                 Additional Members Distributions

                                       Return of Investment             Additional     Managing
                                       Capital       Income             Members        Members      Total
                                   (Per weighted average share)


Managing member's capital contribution                              $          -    $   1,000   $       1,000
Proceeds from issuance of additional
   members shares (2,834.024 shares)                                    2,834,024          -        2,834,024
Sales and offering expenses                                              (382,593)         -         (382,593)
Net loss                                                                     (321)         (3)           (324)


Balance at
   December 31, 2001                                                    2,451,110         997       2,452,107

Proceeds from issuance
   of additional member shares
   (25,521.939 shares)                                                 25,521,939          -       25,521,939

Sales and offering expenses                                            (3,401,340)         -       (3,401,340)

Cash distributions
   to members                         $  0.29     $  4.19                (521,564)     (5,269)       (526,833)
Net income                                                                 65,995         667          66,662
                                                                    -------------   ---------   -------------

Balance at
   June 30, 2002                                                    $  24,116,140   $  (3,605)  $  24,112,535
                                                                    =============   =========   =============








See accompanying notes to financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                      Consolidated Statement of Cash Flows

                        For the Six Months Ended June 30,

                                   (Unaudited)


Cash flows from operating activities:
   Net loss                                                        $     66,662
                                                                   ------------
   Adjustments to reconcile net income to
     net cash used in operating activities:
       Depreciation and amortization                                    874,312
       Minority interest expense                                        220,798
       Income from investment in joint venture                          (42,009)
       Changes in operating assets and liabilities:
         Other assets                                                (2,221,606)
         Due to affiliates                                                3,597
         Security deposits and other liabilities                         79,481
         Other                                                           (2,533)
                                                                   ------------

           Total adjustments                                         (1,087,960)
                                                                   ------------

       Net cash used in operating activities                         (1,021,298)
                                                                   ------------

Cash flows used in investing activities:
   Investment in operating leases                                    (7,982,500)
   Investment in unconsolidated joint venture                        (3,242,901)
   Investment held in escrow                                        (10,448,500)
   Cash received from escrow                                          1,650,000
                                                                   ------------

       Net cash used in investing activities                        (20,023,901)
                                                                   ------------


Cash flows from financing activities:
   Issuance of membership shares,
    net of offering expenses                                         22,120,599
   Minority interest contribution (net)                               3,374,431
   Cash distributions to members                                       (526,833)
                                                                   ------------

       Net cash provided by financing activities                     24,968,197
                                                                   ------------

Net increase in cash and cash equivalents                             3,922,998

Cash and cash equivalents at beginning of the period                    804,640
                                                                   ------------

Cash and cash equivalents at end of the period                     $  4,727,638
                                                                   ============






See accompanying notes to financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

                                   (Unaudited)

1.   Organization

     ICON Income Fund Nine, LLC ("the Company"or the "LLC") was formed on July 11, 2001 as a Delaware limited liability company with an initial capitalization of $1,000 by ICON Capital Corp. (the "Manager") for one member share. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. The Company's maximum offering is $100,000,000. The Company commenced business operations on December 18, 2001, with the admission of members representing 1,249.91 additional shares at $1,000 per share, aggregating $1,249,910 of capital contributions. As of December 31, 2001, members representing 1,584.114 additional shares had been admitted into the Company totaling gross proceeds of $1,584,114, bringing the total admissions to 2,834.024 shares, totaling $2,834,024 in capital contributions at that date (exclusive of the Manager's interest as a member). From January 1, 2002, through June 30, 2002, an additional 25,521.939 shares were sold for gross proceeds of $25,521,939. As of June 30, 2002, total member share was 28,355.963, totaling $28,355,963 in capital contributions.

     The Manager is a Connecticut corporation.  The Manager manages and controls
the  business  affairs  of  the  Company's   equipment,   leases  and  financing
transactions under a management agreement with The Company.

     ICON Securities Corp., an affiliate of the Manager, receives or is entitled to receive, a sales commission and underwriting fee from the gross proceeds from sales of all shares. The Manager is entitled to receive organization and offering expenses from the gross proceeds of such sales. The total underwriting compensation paid by the Company, including underwriting commissions, sales commissions, incentive fees, public offering expense reimbursements and due diligence activities is limited to 13.5% of gross proceeds up to the first $25,000,000 raised, 12.5% of gross offering proceeds from $25,000,001 to
$50,000,000 and 11.5% of gross offering proceeds from $50,000,001 to $100,000,000. During the six months at June 30, 2002, such offering expenses aggregated $3,401,340 of which $2,033,945 was paid to third parties and $1,367,395 was paid to the Manager. The Company paid or accrued offering expenses of $382,593 during the period ended December 31, 2001, which were charged directly to members' equity.

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

3.   Related Party Transactions

     Fees and expenses paid or accrued by the Company to the Manager or its affiliates directly or on behalf of joint ventures in which the company has an interest were as follows for the period ended June 30, 2002:

 Organization and offering
  expenses                     $     856,956   Charged to equity
 Underwriting commissions            510,439   Charged to equity
 Acquisition fees                    232,500   Capitalized as part of investment
                                                 in operating leases
 Acquisition fees                  1,117,901   Capitalized as part of investment
                                                 in joint venture
 Management fees                      85,822   Charged to operations
 Administrative expense
  reimbursements                      34,325   Charged to operations
                               -------------

                               $   2,837,943
                               =============

     At June 30, 2002, the LLC had amounts aggregating $2,127,684 paid to the Manager for acquisition fees on deals for which binding agreements exist that are expected to be consummated in the third quarter 2002. These amounts are not included above. Such amounts are recorded under the caption Other Assets on the balance sheet.

4.   Consolidated  Joint  Ventures  and  Investments  in  Unconsolidated   Joint
     Ventures

     The LLC and affiliates formed two ventures discussed below for the purpose of acquiring and managing various assets.

Consolidated Venture

     The venture described below is majority owned and is consolidated with the LLC.

     ICON SPK 2023-A, LLC

     In the quarter ended March 31, 2002, the LLC and ICON Income Fund Eight B L.P. ("Fund Eight B"), an affiliated partnership, formed ICON SPK 2023-A, LLC for the purpose of acquiring a portfolio of leases for an aggregate purchase price of $7,750,000 plus $118,575 of acquisition fees paid by the LLC. The purchase was funded with cash. The leases expire on various dates commencing April 2003 through April 2008. The LLC and Fund Eight B have ownership interests of 51% and 49% respectively. The assets and liabilities of the venture are consolidated with the LLC. Fund Eight B's interest is accounted for as minority interest in joint venture on the consolidated balance sheet and minority interest expense on the consolidated statement of operations.

     In June 2002, Fund Eight B paid $113,925 into the venture for its share of acquisition fees which in turn was paid to the Manager on behalf of the LLC.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

             Notes to Consolidated Financial Statements - Continued

Investment in Unconsolidated Joint Venture

     The joint venture described below is 50% owned and is accounted for following the equity method.

     ICON Aircraft 126, LLC

     In early 2002, the LLC and Fund Eight-B formed ICON Aircraft 126, LLC ("ICON 126") for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited ("D.A.L."), a Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which is on lease to Cathay Pacific through March 2006. The stock was acquired as of March 4, 2002 for a total purchase price of $4,250,000 in cash. The aircraft owned by D.A.L. is subject to non-recourse debt provided by unaffiliated lenders. The lenders have a security interest in the aircraft and an assignment of the rentals under the lease. As of June 30, 2002, there was $69,311,550 outstanding under the non-recourse debt. The LLC and Fund Eight-B each own a 50% interest in ICON 126. ICON 126 consolidates the financial position and operations of D.A.L. in its financial statements.

     The LLC's original investment in ICON 126 was recorded at a cost of $3,242,901, inclusive of related acquisition fees of $1,117,901. Information as to the consolidated financial position and results of operations of ICON 126 as of June 30, 2002 is summarized below:

                                                 June 30, 2002

        Assets                                  $    76,402,520
                                                ===============

        Liabilities                             $    69,832,701
                                                ===============

        Equity                                  $     6,569,819
                                                ===============

        Partnership's share of equity           $     3,284,910
                                                ===============

                                                 Quarter Ended
                                                 June 30, 2002

        Net income                              $        84,017
                                                ===============

        Partnership's share of net income       $        42,009
                                                ===============

5.   Cash Held In Escrow

     At June 30, 2002, the Fund Nine had deposited $8,198,500 with an unaffiliated third party to be utilized to make a 95% investment in a joint venture with an affiliated partnership, Fund Eight B L.P., to acquire a natural gas-fired 30MW co-generation facility. This transaction is expected to be consummated in the third quarter 2002. The LLC also had $2,250,000 deposited with the unaffiliated third party which was utilized in purchasing an A340 airbus through a majority-owned subsidiary in the third quarter 2002.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                  June 30, 2002

Item 2: General Partner's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended June 30, 2002

     During the three months ended June 30, 2002, the LLC deposited $8,198,500 into escrow for utilization in a joint venture with an affiliate, Fund Eight B, to acquire a natural gas-fired 30MW co-generation facility. The LLC also had $2,250,000 deposited into escrow with an unaffiliated third party to acquire an A340 airbus through a majority-owned subsidiary. The proposed investments are discussed in Note 5.

     The LLC commenced operations on December 18, 2001, therefore a comparison to the second quarter of 2001 is not discussed.

     Revenues for the three months ended June 30, 2002 were $739,312. These revenues were composed of rental income of $678,451 from the ICON SPK 2023-A, LLC ("ICON 2023-A") venture, interest income and other of $22,347 and income from an investment in ICON Aircraft 126, LLC ("ICON 126") of $38,514.

     Expenses for the three months ended June 30, 2002 were $833,525. These expenses included depreciation and amortization expense of $655,642, related to equipment included in ICON 2023-A, general and administrative expenses of $72,440, management fee payable to the Manager of $68,974, administrative expense reimbursement paid to the Manager of $27,586 and minority interest expense of $8,883.

     Net loss for the three months ended June 30, 2002 was $94,213. The net loss per weighted average additional members shares was $4.27. The revenue and expenses for the quarter were consistent with the LLC's level of activity based upon the transactions completed.

Results of Operations for the Six Months Ended June 30, 2002

     During the six months ended June 30, 2002, the LLC invested $7,313,976 for its share of two joint ventures, ICON 2023-A and ICON 126. In addition, the LLC had investments aggregating $10,448,500 held in escrow for deals expected to be consummated in the third quarter 2002. The investments are discussed in Note 5.

     The LLC commenced operations on December 18, 2001, therefore a comparison to the six months ended June 30, 2001 is not discussed.

     Revenues for the six months ended June 30, 2002 were $1,391,335. These revenues were composed of rental income of $1,324,920 from the ICON 2023-A venture, interest income and other of $24,406 and income from an investment in ICON 126 of $42,009.

     Expenses for the six months ended June 30, 2002 were $1,324,673. These expenses included depreciation and amortization expense of $874,312 related to equipment included in ICON 2023-A, general and administrative expense of $109,416, management fee payable to the Manager of $85,822, administrative expense reimbursement payable to the Manager of $34,325 and minority interest expense of $220,798.


     Net income for the six months ended June 30, 2002 was $66,662. The net income per weighted average additional members shares was $4.19.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                  June 30, 2002

Liquidity and Capital Resources

     The LLC's primary source of funds for the six months ended June 30, 2002 was capital contributions, net of offering expenses, of $22,120,599 and the minority interest investment in ICON 2023-A of $3,374,431.

     Cash was utilized, in part, for investments in leases of $7,982,500, of which $1,650,000 was utilized from cash placed in escrow at December 31, 2001, an investment in ICON 126 of $3,242,901, and cash distributions to members of $526,833. It is anticipated that as the LLC continues to receive proceeds from the sales of membership shares, it will continue to invest in equipment leases while retaining sufficient cash to meet its reserve requirements and recurring obligations. Additionally, the LLC anticipates using non-recourse debt to increase the size and diversification of the leased equipment portfolio. Further, the LLC intends to reinvest cash generated from operations and sales in excess of its distribution objectives and reserve requirements in additional leased equipment.

     As of June 30, 2002 there were no known trends or demands, commitments, events or uncertainties, which are likely to have any material effect on liquidity.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                  June 30, 2002

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

     The LLC manages its exposure to equipment and residual risk by monitoring the market and maximizing re-marketing proceeds received through re-lease or sale of equipment.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)


PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 2002.

Exhibits

99.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

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

                             ICON Income Fund Nine, LLC
                             File No. 333-67638(Registrant)
                             By its General Partner,
                             ICON Capital Corp.





    August 14, 2002          /s/ Thomas W. Martin
----------------------       ---------------------------------------------------
       Date                  Thomas W. Martin
                             Executive Vice President
                             (Principal financial and accounting officer of the
                             General Partner of the Registrant)

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                  June 30, 2002

EXHIBIT 99-1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the sole General Partner of ICON Income Fund Nine, LLC, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended June 30, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Nine, LLC.

Dated:  August 14, 2002




                          /s/ Beaufort J.B. Clarke
                          ------------------------------------------------------
                          Beaufort J.B. Clarke
                          Chairman and Chief Executive Officer
                          ICON Capital Corp.
                          sole General Partner of ICON Income Fund Nine, LLC

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                  June 30, 2002


EXHIBIT 99-2


     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the sole General Partner of ICON Income Fund Nine, LLC, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended June 30, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Nine, LLC.

Dated:  August 14, 2002




                         /s/ Thomas W. Martin
                         -------------------------------------------------------
                         Thomas W. Martin
                         Executive Vice President (Principal
                         Financial and Accounting Officer)
                         ICON Capital Corp.
                         sole General Partner of ICON Income Fund Nine, LLC