Form 10-K/A
period 2001-12-31
ICON INCOME FUND NINE LLC
filed 2002-10-10
CIK 1157522

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended                   December 31, 2001
                          ------------------------------------------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934[Fee Required]

For the transition period from                        to
                               ----------------------   ------------------------

Commission File Number                          333-67638
                       ---------------------------------------------------------

                           ICON Income Fund Nine, LLC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                         13-4183234
--------------------------------------------     -------------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                   Identification Number)

             100 Fifth Avenue, 10th floor, New York, New York 10011
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code           (212) 418-4700
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:   None

Title of each class                   Name of each exchange on which registered

----------------------------     -----------------------------------------------

----------------------------     -----------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:   None


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

     The Manager is a Connecticut corporation. The Manager will manage and control the business affairs of Fund Nine's equipment leases and investments under a management agreement with Fund Nine. As of December 31, 2001, Fund Nine had not yet consummated any equipment leases or investments.

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

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2001

Item 6.  Selected Financial and Operating Data

                                                        For the Period
                                                         July 11, 2001
                                                     (date of inception)
                                                     to December 31, 2001

Total revenue                                            $           0
                                                         =============

Net loss                                                 $        (324)
                                                         =============

Net loss allocable to additional members                 $        (321)
                                                         =============

Net income allocable to the Manager                      $          (3)
                                                         =============

Weighted average member shares outstanding                       2,043
                                                         =============

Net loss per weighted average member share               $       (0.16)
                                                         =============

Distributions to members                                 $           0
                                                         =============

Distributions to the Manager                             $           0
                                                         =============


                                                      December 31, 2001

Total assets                                             $ 2,454,640
                                                         ===========

Members' equity                                          $ 2,452,107
                                                         ===========



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



                                    /s/ KPMG LLP
                                    --------------------------------------------
                                    KPMG LLP


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

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                     Statement of Changes in Members' Equity

   For the Period from July 11, 2001 (date of inception) to December 31, 2001




                                    Managing         Additional
                                     Member           Members           Total


Managing member's capital
 contribution                     $     1,000      $       -       $      1,000

Proceeds from issuance of
 additional members
 shares (2,834.024 shares)             -              2,834,024       2,834,024

Sales and offering expenses            -               (382,593)       (382,593)

Net loss                                  (3)              (321)           (324)
                                  ----------       ------------    ------------

Balance at December 31, 2001      $      997       $  2,451,110    $  2,452,107
                                  ==========       ============    ============













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

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                          Notes to Financial Statements

                                December 31, 2001

3.   Cash Held In Escrow

     At December 31, 2001, Fund Nine had deposited $1,650,000 with an unaffiliated third party to be utilized to make a 21.29% investment in a joint venture with an affiliated partnership, ICON Income Fund Eight B L.P. ("Eight B"). The joint venture was capitalized in January 2002 and consummated a purchase of leased equipment in February 2002. Additionally, at the time of consummation, Fund Nine utilized available cash and a portion of additional offering proceeds received in 2002 to acquire an additional 29.71% interest in the joint venture from Eight B for a price of $2,302,525, (which represented Eight B's cost) bringing its ownership percentage in the joint venture to 51%.

4.   Related Party Transactions

     Fees and expenses paid or accrued by Fund Nine to the Manager or its affiliates for the period ended December 31, 2001 were as follows:

  Organization and offering expenses     $  325,913         Charged to equity
  Underwriting commissions                   56,680         Charged to equity
                                         ----------
                                         $  382,593
                                         ==========

5.   Commitment and Contingencies

     Fund Nine has not applied for an advance ruling from the Internal Revenue Service. However, in the opinion of counsel, Fund Nine will be classified like a Partnership and not as an association taxable for U.S. Federal income tax purposes. In the absence of a ruling, there is no assurance that Fund Nine will constitute an association taxable as a partnership.

6.   Tax Information (Unaudited)

     The following table reconciles the net loss for financial statement reporting purposes to income for Federal income tax reporting purposes for the period ended December 31, 2001:

                                                                   2001

Net loss for financial statement reporting purposes              $   (324)

Difference due to:
      Other                                                           324
                                                                 --------

Loss for Federal income tax reporting purposes                   $   -
                                                                 ========

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

    Beaufort J.B. Clarke    Chairman, Chief Executive Officer and Director

    Paul B. Weiss           President and Director

    Thomas W. Martin        Executive Vice President and Director

     Beaufort J.B. Clarke, age 55, has been Chairman, Chief Executive Officer and Director of the Manager since 1996. Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

     Paul B. Weiss, age 41, is President and Director of the Manager. Mr. Weiss has been exclusively engaged in lease acquisitions since 1988, from his affiliations with the Manager since 1996, Griffin Equity Partners (as Executive Vice President from 1993-1996); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions from 1988-1991). He was previously an investment banker and a commercial banker.

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

      Entity               Capacity            Type of Compensation                  2001
      ------               --------            ------- ------------                  ----
ICON Capital Corp.       Manager           Organization and offering expenses      $   325,913
ICON Securities Corp.    Dealer-Manager    Underwriting commissions                     56,680
                                                                                   -----------

                                                                                   $   382,593
                                                                                   ===========

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

     The sole beneficial owners of the Manager's interest and share are Beaufort J.B. Clarke, Paul B. Weiss and Thomas W. Martin.

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

                            ICON Income Fund Nine LLC
                            File No. 333-67638 (Registrant)
                            By its Manager, ICON Capital Corp.


Date: October 10, 2002          /s/ Beaufort J.B. Clarke
                                ------------------------------------------------
                                Beaufort J.B. Clarke
                                Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole Manager of the Registrant

Date:  October 10, 2002        /s/ Beaufort J.B. Clarke
                               -------------------------------------------------
                               Beaufort J.B. Clarke
                               Chairman, Chief Executive Officer and Director


Date:  October 10, 2002        /s/ Paul B. Weiss
                               -------------------------------------------------
                               Paul B. Weiss
                               President and Director


Date:  October 10, 2002        /s/ Thomas W. Martin
                               -------------------------------------------------
                               Thomas W. Martin
                               Executive Vice President
                               (Principal Financial and Accounting Officer)



Supplemental  Information  to be Furnished  With  Reports  Filed  Pursuant to
Section  15(d) of the Act by  Registrant  Which have not
--------------------------------------------------------------------------------
Registered Securities Pursuant to Section 12 of the Act
-------------------------------------------------------

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2001

                                 Certifications

I, Beaufort J.B. Clarke certify that:

1.   I have  reviewed  this annual report on Form 10-K of ICON Income Fund Nine,
     LLC.

2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated:  October 10, 2002

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
Manager of ICON Income Fund Nine, LLC


I, Thomas W. Martin certify that:

1.   I have  reviewed  this annual report on Form 10-K of ICON Income Fund Nine,
     LLC.

2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated:  October 10, 2002

/s/ Thomas W. Martin
------------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Income Fund Nine, LLC

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2001


EXHIBIT 99-1


     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the Manager of ICON Income Fund Nine, LLC., certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Annual Report on Form 10-K for the period ended December 31, 2002 (the "Annual Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Nine, LLC.


Dated:  October 10, 2002




                           /s/ Beaufort J.B. Clarke
                           -----------------------------------------------------

                           Beaufort J.B. Clarke
                           Chairman and Chief Executive Officer
                           ICON Capital Corp.
                           Manager of ICON Income Fund Nine, LLC

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2001





EXHIBIT 99-2



     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the Manager of ICON Income Fund Nine LLC, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Annual Report on Form 10-K for the period ended December 31, 2001 (the "Annual Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Nine, LLC.


Dated:  October 10, 2002




                          /s/ Thomas W. Martin
                          ------------------------------------------------------

                          Thomas W. Martin
                          Executive Vice President (Principal
                          Financial and Accounting Officer)
                          ICON Capital Corp.
                          Manager of ICON Income Fund Nine, LLC