Form 10-Q/A
period 2002-06-30
ICON INCOME FUND NINE LLC
filed 2002-10-10
CIK 1157522

STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                       June 30, 2002
                     -----------------------------------------------------------


[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number                        333-67638
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


                                                  [X] Yes       [  ] No

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                           Consolidated Balance Sheets

                                   (Unaudited)

                                                  June  30,        December 31,
                                                    2002              2001
                                                    ----              ----
     Assets

Cash                                           $   4,727,638       $    804,640
                                               -------------       ------------

Cash held in escrow                               10,448,500          1,650,000
                                               -------------       ------------

Investment in operating leases
   Equipment, at cost                              7,982,500                -
   Accumulated depreciation                         (874,312)               -
                                               -------------       ------------
                                                   7,108,188                -
                                               -------------       ------------

Investment in unconsolidated
 joint ventures                                    3,284,910                -
Other assets                                       2,221,606                -
                                               -------------       ------------

   Total assets                                $  27,790,842       $  2,454,640
                                               =============       ============

    Liabilities and Members' Equity

Due to affiliates                              $       3,597       $       -
Security deposits and other liabilities               79,481               -
Minority interest in joint venture                 3,595,229               -
Accrued offering expenses - Manager                       -               2,533
                                               -------------       ------------

                                                   3,678,307              2,533
                                               -------------       ------------

Members' equity
   Manager (one share outstanding, $1,000
    per share original issue price)                   (3,605)               997
   Additional Members (28,355.963 and
    2,834.024 shares outstanding,
    $1,000 per share original issue price)        24,116,140          2,451,110
                                               -------------      -------------

   Total members' equity                          24,112,535          2,452,107
                                               -------------      -------------

Total liabilities and members' equity          $  27,790,842      $   2,454,640
                                               =============      =============






See accompanying notes to financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                      Consolidated Statements of Operations

                                   (Unaudited)

                                       For the Three Months   For the Six Months
                                          Ended June 30,         Ended June 30,
                                              2002                    2002
                                              ----                    ----
Revenues

 Rental income                           $    678,451           $   1,324,920
 Interest income and other                     22,347                  24,406
 Income from investment in
  joint venture                                38,514                  42,009
                                         ------------           -------------

   Total revenues                             739,312               1,391,335
                                         ------------           -------------

Expenses

Depreciation and amortization
 expense                                      655,642                 874,312
General and administrative                     72,440                 109,416
Management fee payable to Manager              68,974                  85,822
Administrative fee reimbursement
 payable to Manager                            27,586                  34,325
Minority interest expense                       8,883                 220,798
                                         ------------           -------------

   Total expenses                             833,525               1,324,673
                                         ------------           -------------

Net (loss) income                        $    (94,213)          $      66,662
                                         ============           =============

Net (loss) income allocable to:
 Managing member                         $       (942)          $         667
 Additional members                           (93,271)                 65,995
                                         ------------           -------------

                                         $    (94,213)          $      66,662
                                         ============           =============
Weighted average number
 of member shares outstanding                  21,865                  15,764
                                         ============           =============

Net (loss) income per
 weighted average
 additional member shares                $      (4.27)          $        4.19
                                         ============           =============






See accompanying notes to consolidated financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

              Consolidated Statement of Changes in Members' Equity

                     For the Six Months Ended June 30, 2002
                      and the year ended December 31, 2001

                                   (Unaudited)

                                Additional Members Distributions

                                Return of  Investment    Additional      Managing
                                 Capital     Income      Members         Members         Total
                               (Per weighted average share)


Managing member's capital
 contribution                                          $        -        $    1,000   $       1,000
Proceeds from issuance of
 additional members shares
 (2,834.024 shares)                                         2,834,024           -         2,834,024
Sales and offering expenses                                  (382,593)          -          (382,593)
Net loss                                                         (321)           (3)           (324)


Balance at
 December 31, 2001                                          2,451,110           997       2,452,107

Proceeds from issuance
 of additional member
 shares (25,521.939 shares)                                25,521,939           -        25,521,939

Sales and offering expenses                                (3,401,340)          -        (3,401,340)

Cash distributions
 to members                       $ 28.90    $  4.19         (521,564)       (5,269)       (526,833)
Net income                                                     65,995           667          66,662
                                                       --------------   -----------   -------------

Balance at
   June 30, 2002                                       $   24,116,140   $    (3,605)  $  24,112,535
                                                       ===============  ===========   =============











See accompanying notes to financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                      Consolidated Statement of Cash Flows

                     For the Six Months Ended June 30, 2002

                                   (Unaudited)


Cash flows from operating activities:
   Net income                                                 $         66,662
                                                              ----------------
   Adjustments to reconcile net income to
     net cash used in operating activities:
       Depreciation and amortization                                   874,312
       Minority interest expense                                       220,798
       Income from investment in joint venture                         (42,009)
       Changes in operating assets and liabilities:
         Other assets                                               (2,221,606)
         Due to affiliates                                               3,597
         Security deposits and other liabilities                        79,481
         Other                                                          (2,533)
                                                              ----------------

           Total adjustments                                        (1,087,960)
                                                              ----------------

    Net cash used in operating activities                           (1,021,298)
                                                              ----------------

Cash flows used in investing activities:
 Investment in operating leases                                     (7,982,500)
 Investment in unconsolidated joint venture                         (3,242,901)
 Investment held in escrow                                         (10,448,500)
 Cash received from escrow                                           1,650,000
                                                              ----------------

   Net cash used in investing activities                           (20,023,901)
                                                              ----------------


Cash flows from financing activities:
 Issuance of membership shares,
  net of offering expenses                                          22,120,599
 Minority interest contribution (net)                                3,374,431
 Cash distributions to members                                        (526,833)
                                                              ----------------

   Net cash provided by financing activities                        24,968,197
                                                              ----------------

Net increase in cash and cash equivalents                            3,922,998

Cash and cash equivalents at beginning of the period                   804,640
                                                              ----------------

Cash and cash equivalents at end of the period                $      4,727,638
                                                              ================






See accompanying notes to financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

                                   (Unaudited)

1.   Organization


     ICON Income Fund Nine, LLC ("the Company"or the "LLC") was formed on July 11, 2001 as a Delaware limited liability company with an initial capitalization of $1,000 by ICON Capital Corp. (the "Manager") for one member share. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. The Company's maximum offering is $100,000,000. The Company commenced business operations on December 18, 2001, with the admission of members representing 1,249.91 additional shares at $1,000 per share, aggregating $1,249,910 of capital contributions. As of December 31, 2001, members representing 1,584.114 additional shares had been admitted into the Company totaling gross proceeds of $1,584,114, bringing the total admissions to 2,834.024 shares, totaling $2,834,024 in capital contributions at that date (exclusive of the Manager's interest as a member). From January 1, 2002, through June 30, 2002, an additional 25,521.939 shares were sold for gross proceeds of $25,521,939. As of June 30, 2002, total member share was 28,355.963, totaling $28,355,963 in capital contributions. As of June 30, 2002 total offering expenses were $3,783,933, bringing the net offering proceeds received by the Company to $24,572,030.


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

     ICON SPK 2023-A, LLC

     In the quarter ended March 31, 2002, the LLC and ICON Income Fund Eight B L.P. ("Fund Eight B"), an affiliated partnership, formed ICON SPK 2023-A, LLC ("ICON 2023-A") for the purpose of acquiring a portfolio of leases for an aggregate purchase price of $7,750,000 plus $118,575 of acquisition fees paid by the LLC. The purchase was funded with cash. The leases expire on various dates commencing April 2003 through April 2008. The LLC and Fund Eight B have ownership interests of 51% and 49% respectively. The assets and liabilities of the venture are consolidated with the LLC. Fund Eight B's interest is accounted for as minority interest in joint venture on the consolidated balance sheet and minority interest expense on the consolidated statement of operations.

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

     ICON Aircraft 126, LLC

     In early 2002, the LLC and Fund Eight B formed ICON Aircraft 126, LLC ("ICON 126") for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited ("D.A.L."), a Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which is on lease to Cathay Pacific through March 2006. The stock was acquired as of March 4, 2002 for a total purchase price of $4,250,000 in cash. The aircraft owned by D.A.L. is subject to non-recourse debt provided by unaffiliated lenders. The lenders have a security interest in the aircraft and an assignment of the rentals under the lease. As of June 30, 2002, there was $69,311,550 outstanding under the non-recourse debt. The LLC and Fund Eight B each own a 50% interest in ICON 126. ICON 126 consolidates the financial position and operations of D.A.L. in its financial statements.

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
                                             ===============

5.   Cash Held In Escrow

     At June 30, 2002, the Fund Nine had deposited $8,198,500 with an unaffiliated third party to be utilized to make a 95% investment in a joint venture with an affiliated partnership, Fund Eight B, to acquire a natural gas-fired 30MW co-generation facility. This transaction is expected to be consummated in the third quarter 2002. The LLC also had $2,250,000 deposited with the unaffiliated third party which was utilized in purchasing an A340 airbus through a majority-owned subsidiary in the third quarter 2002.

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

     Revenues for the three months ended June 30, 2002 were $739,312. These revenues were composed of rental income of $678,451 from the ICON 2023-A venture, interest income and other of $22,347 and income from an investment in ICON 126 of $38,514.

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

                               ICON Income Fund Nine, LLC
                               File No. 333-67638(Registrant)
                               By its Manager,
                               ICON Capital Corp.




     October 10, 2002          /s/ Thomas W. Martin
---------------------------    -------------------------------------------------
          Date                 Thomas W. Martin
                               Executive Vice President
                              (Principal Financial and Accounting Officer of the
                               Manager of the Registrant)



                                 Certifications


I, Beaufort J.B. Clarke certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICON Cash Income Fund Nine, LLC.

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated:  October 10, 2002

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
Manager of ICON Income Fund Nine, LLC

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)



I, Thomas W. Martin certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICON Income Fund Nine, LLC.

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated:  October 10, 2002

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Income Fund Nine, LLC

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                  June 30, 2002

EXHIBIT 99-1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the Manager of ICON Income Fund Nine LLC, certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated:  October 10, 2002




                        /s/ Beaufort J.B. Clarke
                        --------------------------------------------------------
                        Beaufort J.B. Clarke
                        Chairman and Chief Executive Officer
                        ICON Capital Corp.
                        Manager of ICON Income Fund Nine, LLC

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

Dated:  October 10, 2002




                     /s/ Thomas W. Martin
                     -----------------------------------------------------------
                     Thomas W. Martin
                     Executive Vice President (Principal
                     Financial and Accounting Officer)
                     ICON Capital Corp.
                     Manager of ICON Income Fund Nine, LLC