Form 10-Q
period 2002-09-30
ICON INCOME FUND NINE LLC
filed 2002-11-15
CIK 1157522

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended                       September 30, 2002
                     -----------------------------------------------------------


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


                                            [X] Yes       [  ] No

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                           Consolidated Balance Sheets

                                   (Unaudited)

                                                 September  30,    December 31,
                                                      2002            2001
                                                      ----            ----
         Assets
         ------

Cash                                              $   2,499,985    $    804,640
                                                  -------------    ------------

Cash held in escrow                                        -          1,650,000
                                                  -------------    ------------
Investment in operating leases
 Equipment, at cost                                 171,083,166            -
 Accumulated depreciation                            (2,674,305)           -
                                                  -------------    ------------
                                                    168,408,861            -
                                                  -------------    ------------

Investment in unconsolidated joint ventures           3,319,999            -
Due from affiliates                                     118,423
Other assets                                            569,310            -
                                                  -------------    ------------

Total assets                                      $ 174,916,578    $  2,454,640
                                                  =============    ============

   Liabilities and Members' Equity
   -------------------------------

Notes payables - non recourse                     $ 135,239,213    $       -
Due to manager                                        1,485,948            -
Security deposits and other liabilities                 760,096            -
Deferred income                                         630,461            -
Minority interest in joint venture                    3,679,602            -
Minority interest in subsidiary                         996,446
Accrued offering expenses - Manager                        -              2,533
                                                  -------------    ------------

                                                    142,791,766           2,533
                                                  -------------    ------------

Members' equity
 Manager (one share outstanding, $1,000
  per share original issue price)                       (12,731)            997
 Additional members (38,567.989 and 2,834.024
  shares outstanding, $1,000 per share original
  issue price)                                       32,137,543       2,451,110
                                                  -------------    ------------

 Total members' equity                               32,124,812       2,452,107
                                                  -------------    ------------

Total liabilities and members' equity             $ 174,916,578    $  2,454,640
                                                  =============    ============



See accompanying notes to financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                      Consolidated Statements of Operations

                                   (Unaudited)

                                       For the Three Months  For the Nine Months
                                       Ended September 30,   Ended September 30,
                                               2002                2002
                                               ----                ----
Revenues

 Rental income                             $ 2,827,990         $ 4,152,910
 Interest income and other                      15,555              39,961
 Income from investment in
  joint venture                                 35,089              77,098
                                           -----------         -----------

 Total revenues                              2,878,634           4,269,969
                                           -----------         -----------

Expenses

Depreciation and amortization
 expense                                     1,799,993           2,674,305
Interest expense                             1,008,254           1,008,254
Management fee - Manager                       173,223             259,045
Administrative fee reimbursement -
 Manager                                        69,289             103,614
General and administrative                      28,276             137,692
Minority interest expense                        9,547             230,345
                                           -----------         -----------

 Total expenses                              3,088,582           4,413,255
                                           -----------         -----------

Net loss                                   $  (209,948)        $  (143,286)
                                           ===========         ===========

Net loss income allocable to:
 Managing member                           $    (2,099)        $    (1,433)

 Additional members                           (207,849)           (141,853)
                                           -----------         -----------

                                           $  (209,948)        $  (143,286)
                                           ===========         ===========
Weighted average number of
 additional member shares
 outstanding                                    34,650              22,059
                                           ===========         ===========

Net loss per weighted average
 additional member shares                  $     (6.00)        $     (6.43)
                                           ===========         ===========






See accompanying notes to consolidated financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                Consolidated Statement of Changes Members' Equity

                  For the Nine Months Ended September 30, 2002
                      and the Year Ended December 31, 2001

                                   (Unaudited)

                                 Additional Members Distributions
                                 --------------------------------

                                       Return of   Investment           Additional     Managing
                                       Capital       Income             Members        Members          Total
                                       -------       ------             -------        -------          -----
                                   (Per weighted average share)


Managing member's capital contribution                           $          -      $     1,000    $      1,000

Proceeds from issuance of additional
 members shares (2,834.024 shares)                                     2,834,024           -         2,834,024

Sales and offering expenses                                             (382,593)          -          (382,593)

Net loss                                                                    (321)           (3)           (324)
                                                                   -------------   -----------    ------------

Balance at
 December 31, 2001                                                     2,451,110           997       2,452,107

Proceeds from issuance
 of additional member shares
 (35,733.965 shares)                                                  35,733,965           -        35,733,965

Sales and offering expenses                                           (4,688,406)          -        (4,688,406)

Cash distributions
 to members                         $ 55.18        $ -                (1,217,273)       (12,295)    (1,229,568)

Net loss                                                                (141,853)        (1,433)      (143,286)
                                                                   -------------    -----------   ------------

Balance at
 September 30, 2002                                                $  32,137,543    $   (12,731) $  32,124,812
                                                                   =============    ===========  =============





See accompanying notes to financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                      Consolidated Statement of Cash Flows

                     For the Nine Months Ended September 30,

                                   (Unaudited)


Cash flows from operating activities:
 Net loss                                                  $   (143,286)
                                                           ------------
 Adjustments to reconcile net income to
  net cash provided by operating activities:
    Interest expense on non-recourse financing paid
     directly by lessees                                        993,518
    Depreciation and amortization                             2,674,305
    Minority interest expense                                   230,345
    Income from investment in joint venture                     (77,098)
    Rental income paid directly to lenders by lessees        (2,149,539)
    Changes in operating assets and liabilities:
     Other assets                                              (569,310)
     Due from affiliates                                       (118,423)
     Due to Manager                                           1,485,948
     Deferred income                                            630,461
     Security deposits and other liabilities                    760,096
     Other                                                       (2,533)
                                                           ------------

      Total adjustments                                       3,857,770
                                                           ------------

    Net cash provided by operating activities                 3,714,484
                                                           ------------

Cash flows used in investing activities:
 Investment in operating leases                             (33,687,932)
 Investment in unconsolidated joint venture                  (3,242,901)
 Cash received from escrow                                    1,650,000
                                                           ------------

    Net cash used in investing activities                   (35,280,833)
                                                           ------------


Cash flows from financing activities:
 Issuance of membership shares,
  net of offering expenses                                   31,045,559
 Minority interest contribution (net)                         3,445,703
 Cash distributions to members                               (1,229,568)
                                                           ------------

   Net cash provided by financing activities                 33,261,694
                                                           ------------

Net increase in cash and cash equivalents                     1,695,345

Cash and cash equivalents at beginning
 of the period                                                  804,640
                                                           ------------

Cash and cash equivalents at end
 of the period                                             $  2,499,985
                                                           ============



See accompanying notes to financial statements.

                           ICON Income Fund Nine, LLC
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosure of Cash Flow Information
------------------------------------------------

     For the nine months ended September 30, 2002, non-cash activities included the following:

                                              2002
                                              ----

Rental income assigned operating
 lease receivables                        $   2,149,539
Principal and interest paid directly to
 lenders by lessees                          (2,149,539)
                                          -------------

                                          $        -
                                          =============


Fair value of equipment purchased
 for debt                                 $ 136,395,234
Non-recourse notes payable assumed
 in purchase price                         (136,395,234)
                                          -------------

                                          $        -
                                          =============

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                   Notes to Consolidated Financial Statements

                               September 30, 2002

                                   (Unaudited)

1.   Organization


     ICON Income Fund Nine, LLC ("the Company"or the "LLC") was formed on July 11, 2001 as a Delaware limited liability company with an initial capitalization of $1,000 by ICON Capital Corp. (the "Manager") for one member share. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. The Company's maximum offering is $100,000,000. The Company commenced business operations on December 18, 2001, with the admission of members representing 1,249.91 additional shares at $1,000 per share, aggregating $1,249,910 of capital contributions. As of December 31, 2001, members representing 1,584.114 additional shares had been admitted into the Company totaling gross proceeds of $1,584,114, bringing the total admissions to 2,834.024 shares, totaling $2,834,024 in capital contributions at that date (exclusive of the Manager's interest as a member). From January 1, 2002, through September 30, 2002, an additional 35,733.965 shares were sold for gross proceeds of $35,733,965. As of September 30, 2002, total additional member shares were 38,567.989, totaling $38,567,989 in capital contributions. As of September 30, 2002 total offering expenses were $5,070,999, bringing the net offering proceeds received by the Company to $33,496,990.


     The Manager is a Connecticut corporation.  The Manager manages and controls
the  business  affairs  of  the  Company's   equipment,   leases  and  financing
transactions under a management agreement with The Company.

     ICON Securities Corp., an affiliate of the Manager, receives or is entitled to receive, a sales commission and underwriting fee from the gross proceeds from sales of all shares. The Manager is entitled to receive organization and offering expenses from the gross proceeds of such sales. The total underwriting compensation paid by the Company, including underwriting commissions, sales commissions, incentive fees, public offering expense reimbursements and due diligence activities is limited to 13.5% of gross proceeds up to the first $25,000,000 raised, 12.5% of gross offering proceeds from $25,000,001 to
$50,000,000 and 11.5% of gross offering proceeds from $50,000,001 to $100,000,000. During the nine months at September 30, 2002, such offering expenses aggregated $4,688,406 of which $2,857,154 was paid to third parties and $1,831,252 was paid to the Manager. The Company paid or accrued offering expenses of $382,593 during the period ended December 31, 2001, which amount was charged directly to members equity.

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

2.   Basis of Presentation

     The financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for each period

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

             Notes to Consolidated Financial Statements - Continued

shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Company's 2001 Annual Report on Form 10-K.

3.   Related Party Transactions

     Fees and expenses paid or accrued ($1,485,948 is due to the Manager at September 30, 2002) by the Company to the Manager or its affiliates directly or on behalf of joint ventures in which the company has an interest were as follows for the period ended September 30, 2002:

Organization and offering
 expenses                   $   1,116,573    Charged to equity
Underwriting commissions          714,679    Charged to equity
Acquisition fees                4,983,005    Capitalized as part of investment
                                              in operating leases
Acquisition fees                1,117,901    Capitalized as part of investment
                                              in joint venture
Management fees                   259,045    Charged to operations
Administrative expense
 reimbursements                   103,614    Charged to operations
                            -------------

                            $   8,294,817
                            -------------

4.   Consolidated  Joint  Ventures  and  Investments  in  Unconsolidated   Joint
     Ventures

     The LLC and affiliates formed three joint ventures discussed below for the purpose of acquiring and managing various assets.

Consolidated Ventures

     The joint ventures described below are owned 95% and 51%, respectively, and are consolidated in the financial statements of the LLC.

     ICON/Kenilworth LLC
     -------------------

     In the quarter ended September 30, 2002, the LLC and ICON Income Fund Eight B L.P. ("Fund Eight B"), an affiliated partnership, formed ICON/Kenilworth, LLC for the purpose of acquiring a natural gas-fired 25MW co-generation facility for a total purchase price of $8,630,000 in cash, with an assumed non-recourse debt of $7,658,892, consisting of a senior debt of $7,420,156 and a junior debt of $238,736. The acquisition closed on September 30, 2002. The facility is subject to a lease with Energy Factors Kenilworth, Inc., and the lease expires in July 2004. In addition, there was a total of $488,667 in acquisition fees paid to the Manager

     The LLC and Fund Eight B have ownership interest of 95% and 5%, respectively. Fund Eight B's interest is accounted for as minority interest in joint venture on the consolidated balance sheets and minority interest expense on the consolidated statements of operations.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

             Notes to Consolidated Financial Statements - Continued

     ICON SPK 2023-A LLC
     -------------------

     In the quarter ended March 31, 2002, the LLC and Fund Eight B, formed ICON SPK 2023-A, LLC for the purpose of acquiring a portfolio of leases for an aggregate purchase price of $7,750,000 in cash plus $118,575 of acquisition fees paid by the LLC. The leases expire on various dates commencing April 2003 through April 2008.

     The LLC and Fund Eight B have ownership interests of 51% and 49%, respectively. Fund Eight B's interest is accounted for as minority interest in joint venture on the consolidated balance sheets and minority interest expense on the consolidated statements of operations.

     In June 2002, Fund Eight B paid $113,925 into the venture for its share of acquisition fees which in turn was paid to the Manager on behalf of the LLC.

Investment in Unconsolidated Joint Venture

     The joint venture described below is 50% owned and is accounted for following the equity method.

     ICON Aircraft 126 LLC
     ---------------------

     In early 2002, the LLC and Fund Eight B formed ICON Aircraft 126, LLC ("ICON 126") for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited ("D.A.L."), an unaffiliated Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which is on lease to Cathay Pacific through March 2006. The stock was acquired for $4,250,000 in cash. The aircraft owned by D.A.L. is subject to non-recourse debt provided by unaffiliated lenders. As of September 30, 2002, there was $68,311,565 outstanding under the non-recourse debt.

     The LLC and Fund Eight B each own a 50% interest in ICON 126. ICON 126 consolidates the financial position and operations of D.A.L. in its financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

             Notes to Consolidated Financial Statements - Continued

     The LLC's original investment in ICON 126 was recorded at a cost of $3,242,901, inclusive of related acquisition fees of $1,117,901. Information as to the consolidated financial position and results of operations of ICON 126 as of September 30, 2002 is summarized below:

                                         September 30, 2002
                                         ------------------

  Assets                                  $    75,343,390
                                          ===============

  Liabilities                             $    68,703,392
                                          ===============

  Equity                                  $     6,639,998
                                          ===============

  Partnership's share of equity           $     3,319,999
                                          ===============

                                         Nine Months Ended
                                         September 30, 2002
                                         ------------------

  Net income                              $       154,196
                                          ===============

  Partnership's share of net income       $        77,098
                                          ===============

5.   Investment In Subsidiaries

     The following subsidiaries' assets, liabilities, income and expenses are consolidated on the LLC's balance sheets and statements of operations.

     ICON Aircraft 128, LLC
     ----------------------

     In the quarter ending September 30, 2002, the LLC formed ICON Aircraft 128, LLC ("ICON 128") for the purpose of acquiring 53% of the outstanding shares of HXO Aircraft Leasing Limited ("HXO"), an unaffiliated Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-300ER aircraft which is on lease to Cathay Pacific through June 2006. The stock was acquired for $2,250,000 in cash. The LLC also paid or accrued $2,041,243 in acquisition fees to the Manager. The aircraft owned by HXO is subject to non-recourse debt provided by unaffiliated lenders. As of September 30, 2002, there was $63,250,557 outstanding under the non-recourse debt. ICON 128 consolidates the financial position and operations of HXO in its financial statements.

     HXO's 47% interest is accounted for as minority interest in subsidiary on the consolidated balance sheets and minority expense on the consolidated statements of operations.

     The LLC has a commitment to acquire an additional 23% of the shares of HXO for $1 million cash on or before December 15, 2002. The Company has included such amount payable as minority interest in subsidiary on the consolidated balance sheets. The LLC also has an option to acquire the remaining 24% of the shares, exercisable at a price of $1 million plus interest at 7% per annum, calculated from the initial closing date to the date the option is exercised. Upon the LLC raising $75 million from its offering of shares, the option becomes an obligation.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

             Notes to Consolidated Financial Statements - Continued

     Wilhelmsen
     ----------

     In the quarter ended September 30, 2002, the LLC formed ICON Trianon LLC, ICON Trinidad LLC and ICON Tancred LLC for the purpose of acquiring three car and truck carrying vessels, for $9,690,060 in cash and the assumption of non-recourse debt of $64,329,764. The vessels are subject to lease with Wilhelmsen Lines Shipowning, a wholly-owned subsidiary of Wallenius Wilhelmsen Lines ASA, and the leases expire in November 2008. In addition, the LLC paid or accrued $2,220,595 in acquisition fees to the Manager.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                               September 30, 2002

Item 2: Manager's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended September 30, 2002

     During the three months ended September 30, 2002, ("2002 Quarter") the LLC invested $9,118,667 (inclusive of $488,667 of acquisition fees) in one joint venture (ICON Kenilworth LLC - see note 4), $4,291,243 in a majority-owned subsidiary (ICON 128 - see note 5) and $11,910,655 in three wholly-owned subsidiaries (Wilhelmsen - see note 5).

     The LLC commenced operations on December 18, 2001, therefore no comparison to the third quarter of 2001 can be made.

     Revenues for the 2002 Quarter were $2,878,634. These revenues were primarily composed of rental income of $2,827,990.

     Expenses  for  2002  Quarter  were  $3,088,582.   These  expenses  included
depreciation and amortization expense of $1,799,993, interest expense of $1,008,254 and management fee payable to the Manager of $173,223.

     Net loss for the 2002 Quarter was $209,948. The net loss per weighted average additional members shares was $6.00. The revenue and expenses for the quarter were consistent with the LLC's level of activity based upon the transactions completed.

     As  of  September   30,  2002  there  were  no  known  trends  or  demands,
commitments, events or uncertainties, which are likely to have any material effect on net revenues and the results of operations.

Results of Operations for the Nine Months Ended September 30, 2002

     During the nine months ended September 30, 2002 ("2002 Period"), the LLC invested $20,344,067 in three joint ventures, $4,291,243 in a majority-owned subsidiary and $11,910,655 in wholly-owned subsidiaries.

     The LLC commenced operations on December 18, 2001, therefore no comparison to the nine months ended September 30, 2001 can be made.

     Revenues for the 2002 Period were $4,269,969. These revenues were composed of rental income of $4,152,910, consisting of $2,003,371 from ICON SPK2023-A LLC and $2,149,539 from ICON 128, interest income and other of $39,961 and income from an investment in ICON 126 of $77,098.

     Expenses for the 2002 Period were $4,413,255. These expenses included depreciation and amortization expense of $2,674,305, general and administrative expense of $137,692, management fee payable to the Manager of $259,045, administrative expense reimbursement payable to the Manager of $103,614 and minority interest expense of $230,345.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                               September 30, 2002


     Net loss for the 2002 Period was $143,286. The net loss per weighted average additional members shares was $6.43.

     As  of  September   30,  2002  there  were  no  known  trends  or  demands,
commitments, events or uncertainties, which are likely to have any material effect on net revenues and the results of operations.

Liquidity and Capital Resources

     The LLC's primary sources of funds for the 2002 Period were access to debt associated with the Company's investments in unconsolidated joint ventures in the amount of $35,138,367, consolidated joint ventures in the amount of $7,658,892, and subsidiaries in the amount of $128,736,342. In addition, the Company had capital contributions, net of offering expenses, of $31,045,559, minority interest investments of $3,445,703, and net cash provided by operating activities of $3,714,484.

     Cash was utilized, in part, for investments in leases of $33,687,932, investment in an unconsolidated joint venture of $3,242,901 and cash distributions to members of $1,229,568. It is anticipated that as the LLC continues to receive proceeds from the sales of membership shares, it will continue to invest in equipment leases while retaining sufficient cash to meet its reserve requirements and recurring obligations. Additionally, the LLC anticipates borrowing or assuming on acquisitions non-recourse debt to increase the size and diversification of its leased equipment portfolio. Further, the LLC intends to reinvest cash generated from operations and sales in excess of its distribution objectives and reserve requirements in additional leased equipment.

     During the 2002 Period, the Company and an affiliate, Fund Eight B, formed three joint ventures for the purpose of acquiring and managing various assets. The Company and the affiliate have identical investment objectives and participate on the same terms and conditions. The Company has a right of first refusal to purchase the equipment, on a pro-rata basis, if the affiliate desires to sell its interest in the equipment or in the joint venture. In the instance where the Company is not the majority owner, the investment is accounted for following the equity method. Where the Company is the majority owner, the joint ventures are consolidated, with the other joint venturers' interests reflected on the Company's consolidated balance sheets as "Minority interest in joint venture". The net investment in the unconsolidated joint venture is recorded on the Company's' consolidated balance sheets as "Investment in unconsolidated joint venture", with summarized financial data of the unconsolidated joint venture presented in footnote 4 to the Company's consolidated financial statements. The Company's share of equity, income and distributions (if any) are also presented in the footnote. The Company's share of income of the non-consolidated joint venture is reflected on the consolidated statements of operations as income from investment in joint venture. Because the Company's share of the joint venture is pari passu with the other joint venturer, the impact on net income is the same as if the joint venture were consolidated.

     As  of  September   30,  2002  there  were  no  known  trends  or  demands,
commitments, events or uncertainties, which are likely to have any material effect on liquidity.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                               September 30, 2002

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

Item 4.    Controls and Procedures

     Beaufort J.B. Clarke and Thomas W. Martin, the Principal Executive and Principal Financial Officers, respectively, of ICON Capital Corp. ("ICC"), the Manager of the LLC, have evaluated the disclosure controls and procedures of the LLC within 90 days prior to the filing of this quarterly report. As used herein, the term "disclosure controls and procedures" has the meaning given to the term by Rule 13a-14 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and includes the controls and other procedures of the LLC that are designed to ensure that information required to be disclosed by the LLC in the reports that it files with the SEC under the Exchange Act is recorded processed, summarized and reported within the time periods specified in the SEC's rules and forms. As part of their evaluation, Messrs. Clarke and Martin conferred with the finance and accounting staff of ICC and the finance and accounting staff of ICON Holdings Corp., the parent of the Manager. Management has presented the results of its most recent evaluation to the LLC's independent auditors, KPMG LLP. Based upon their evaluation, Messrs. Clarke and Martin have concluded that the LLC's disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by the LLC in this report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms applicable to the preparation of this report.

     There have been no significant changes in the LLC's internal controls or in other factors that could significantly affect the LLC's internal controls subsequent to the evaluation described above conducted by ICC's principal executive and financial officers.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)


PART II - OTHER INFORMATION
---------------------------


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2002.

Exhibits
--------

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

                               ICON Income Fund Nine, LLC
                               File No. 333-67638(Registrant)
                               By its Manager,
                               ICON Capital Corp.





   November 14, 2002          /s/ Thomas W. Martin
------------------------      --------------------------------------------------
         Date                 Thomas W. Martin
                              Executive Vice President
                             (Principal Financial and Accounting Officer of the
                              Manager of the Registrant)


                              Certifications - 10-Q

I, Beaufort J.B. Clarke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICON Income Fund Nine, LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)


     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
Manager of ICON Income Fund Nine, LLC



I, Thomas W. Martin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICON Income Fund Nine, LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)


     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer
of the Manager of the Registrant)

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                               September 30, 2002

EXHIBIT 99.1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the Manager of ICON Income Fund Nine, LLC, certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended September 30, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Nine, LLC.

Dated:  November 14, 2002




                                    /s/ Beaufort J.B. Clarke
                                    --------------------------------------------
                                    Beaufort J.B. Clarke
                                    Chairman and Chief Executive Officer
                                    ICON Capital Corp.
                                    Manager of ICON Income Fund Nine, LLC

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                               September 30, 2002


EXHIBIT 99.2


     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the Manager of ICON Income Fund Nine, LLC, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended September 30, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Nine, LLC.

Dated:  November 14, 2002




                                    /s/ Thomas W. Martin
                                    --------------------------------------------
                                    Thomas W. Martin
                                    Executive Vice President (Principal
                                    Financial and Accounting Officer)
                                    ICON Capital Corp.
                                    Manager of ICON Income Fund Nine, LLC