Form 10-Q
period 2003-03-31
ICON INCOME FUND NINE LLC
filed 2003-05-15
CIK 1157522

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the quarterly period ended                       March 31, 2003
                               -------------------------------------------------


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

Commission File Number                               333-67638
                       ---------------------------------------------------------

                           ICON Income Fund Nine, LLC
             (Exact name of registrant as specified in its charter)


         Delaware                                                13-4183234
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


                   100 Fifth Avenue, New York, New York 10011
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


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

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                      Condensed Consolidated Balance Sheets


                                                                           March 31,            December 31,
                                                                            2003                   2002
                                                                            ----                   ----

                                                                           (unaudited)
         Assets
         ------

Cash and cash equivalents                                                $  27,520,237        $   9,456,992
                                                                         -------------        -------------

Investment in operating leases
   Equipment, at cost                                                       203,025,329         203,025,329
   Accumulated depreciation and amortization                                (14,067,097)         (7,651,465)
                                                                         --------------          ----------
                                                                            188,958,232         195,373,864
                                                                         --------------       -------------

Investment in unconsolidated joint ventures                                   3,793,047           3,367,129
Due from affiliates                                                             185,830              36,994
Other assets                                                                  1,334,671           1,411,417
                                                                         --------------       -------------

Total assets                                                             $  221,792,017       $ 209,646,396
                                                                         ==============       =============

         Liabilities and Members' Equity
         -------------------------------

Notes payable - non-recourse                                               $150,569,771       $ 156,955,116
Due to Manager                                                                   11,999              32,687
Accounts payable and other liabilities                                          138,320             236,549
Deferred income                                                               1,349,005             759,569
Minority interest in joint ventures                                           3,598,624           3,923,665
                                                                         --------------       -------------
                                                                            155,667,719         161,907,586
                                                                         --------------       -------------


Commitments and Contingencies


Members' equity
   Manager (one share outstanding, $1,000 per share
     original issue price)                                                      (47,022)            (26,797)
   Additional members (80,999.151 and 57,929.604
     shares outstanding, $1000 per share original issue price)               66,171,320          47,765,607
                                                                         --------------       -------------
   Total members' equity                                                     66,124,298          47,738,810
                                                                         --------------       -------------

Total liabilities and members' equity                                    $  221,792,017       $ 209,646,396
                                                                         ==============       =============










See accompanying notes to condensed consolidated financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                 Condensed Consolidated Statements of Operations

                      For the Three Months Ended March 31,

                                   (Unaudited)


                                                       2003           2002
                                                    -----------    -----------


Revenues


   Rental income                                    $ 8,686,361    $   646,469
   Interest income and other                             25,267          2,059
   Income from investment in joint ventures              36,399          3,495
                                                    -----------    -----------


   Total revenues                                     8,748,027        652,023
                                                    -----------    -----------

Expenses

   Depreciation and amortization                      6,415,632        218,670
   Interest                                           2,111,127            -
   Management fee - Manager                             494,717         16,848
   Administrative fee reimbursement - Manager           197,887          6,739
   General and administrative                           110,282         36,976
   Minority interest expense                             18,569        211,915
                                                    -----------    -----------

   Total expenses                                     9,348,214        491,148
                                                    -----------    -----------


Net (loss) income                                   $  (600,187)   $   160,875
                                                    ===========    ===========


Net (loss) income allocable to:
   Managing member                                  $    (6,003)   $     1,609
   Additional members                                  (594,184)       159,266
                                                    -----------    -----------


                                                    $  (600,187)   $   160,875
                                                    ===========    ===========

Weighted average number of additional member
   shares outstanding                                    67,804          9,708
                                                    ===========    ===========

Net (loss) income per weighted average additional

   member shares                                    $     (8.76)   $     16.40

                                                    ===========    ===========











See accompanying notes to condensed consolidated financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

           Condensed Consolidated Statement of Changes in Members' Equity


                    For the Three Months Ended March 31, 2003


                                   (Unaudited)

                                       Additional Members Distributions
                                       --------------------------------

                                       Return of   Investment           Additional     Managing
                                        Capital     Income               Members        Member          Total
                                        -------     ------               -------        ------          -----
                                       (Per weighted average share)

Balance at January 1, 2003                                         $    47,765,607  $    (26,797)   $   47,738,810

Proceeds from issuance
   of additional member shares
   (23,084.547 shares)                                                  23,084,547        -             23,084,547

Sales and offering expenses                                             (2,654,724)       -             (2,654,724)

Cash distributions
   to members                         $ 20.63       $     -             (1,408,201)      (14,222)       (1,422,423)

Additional member shares
  redeemed (15 shares)                                                     (21,725)       -                (21,725)

Net loss                                                                  (594,184)       (6,003)         (600,187)
                                                                   ---------------  ------------    --------------

Balance at March 31, 2003                                            $  66,171,320  $    (47,022)   $   66,124,298
                                                                     =============  ============    ==============





















See accompanying notes to condensed consolidated financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                 Condensed Consolidated Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (Unaudited)


                                                                2003            2002
                                                                ----            ----
Cash flows from operating activities:
   Net (loss) income                                       $   (600,187)   $   160,875
                                                           ------------    -----------
   Adjustments to reconcile net (loss) income to
     net cash used in operating activities:
       Depreciation and amortization                          6,415,632        218,670
       Minority interest expense                                 18,569        211,915
       Income from investment in joint ventures                 (36,399)        (3,495)
       Rental income paid directly to lenders by lessees     (7,914,910)           -
       Interest expense on non-recourse financing
         paid directly by lessees                             2,111,127            -
       Changes in operating assets and liabilities:
         Other assets                                            76,746        (82,879)
         Due from affiliates                                   (148,836)      (920,163)
         Due to Manager                                         (20,688)           -
         Accounts payable and other liabilities                 (90,356)       285,144
         Other                                                      -           (2,533)
                                                           ------------    -----------

           Total adjustments                                    410,885       (293,341)
                                                           ------------    -----------

       Net cash used in operating activities                   (189,302)      (132,466)
                                                           ------------    -----------

Cash flows used in investing activities:
   Investment in operating leases                                   -       (7,868,575)
   Investment in joint ventures                                (389,518)    (3,242,901)
   Distribution to minority interest in joint venture          (343,610)           -
   Cash held in escrow                                              -        1,650,000
                                                           ------------    -----------

       Net cash used in investing activities                   (733,128)    (9,461,476)
                                                           ------------    -----------


Cash flows from financing activities:
   Issuance of membership shares,
    net of offering expenses                                 20,429,823     11,335,726
   Minority interest contribution                                   -        3,797,500
   Redemption of additional member shares                       (21,725)           -
   Cash distributions to members                             (1,422,423)      (123,565)
                                                           ------------    -----------

       Net cash provided by financing activities             18,985,675     15,009,661
                                                           ------------    -----------

Net increase in cash and cash equivalents                    18,063,245      5,415,719

Cash and cash equivalents at beginning of the period          9,456,992        804,640
                                                           ------------    -----------

Cash and cash equivalents at end of the period             $ 27,520,237    $ 6,220,359
                                                           ============    ===========





See accompanying notes to condensed consolidated financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                 Condensed Consolidated Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (Unaudited)

Supplemental Disclosure of Cash Flow Information
------------------------------------------------

     For the three months ended March 31, 2003 and 2002, non-cash activities included the following:

                                                                        2003           2002
                                                                        ----           ----

Rental income assigned operating lease receivables               $  7,914,910    $   2,149,539
Deferred income on operating lease receivables paid
   directly to lenders by lessees                                     581,562           -
Principal and interest paid directly to lenders by lessees         (8,496,472)      (2,149,539)
                                                                 -------------   --------------

                                                                 $     -         $      -
                                                                 ============    =============


Fair value of equipment purchased for debt                       $     -         $ 136,395,234
Non-recourse notes payable assumed in purchase price                   -          (136,395,234)
                                                                 ------------    --------------

                                                                 $     -         $      -
                                                                 ============    =============


Interest paid directly to lenders by lessees
   pursuant to non-recourse financings                           $  2,111,127    $      -
                                                                 ============    =============


                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

              Notes to Condensed Consolidated Financial Statements

                                 March 31, 2003

                                   (Unaudited)

1.   Organization

     ICON Income Fund Nine, LLC (the "LLC") was formed on July 11, 2001, pursuant to the Amended and Restated Operating Agreement of ICON Income Fund Nine, LLC ("Operating Agreement"). The LLC is a Delaware limited liability company with an initial capitalization of $1,000 by ICON Capital Corp. (the "Manager") for one member share. It was formed to acquire various types of equipment subject to leases with third parties and to make related investments pursuant to the Operating Agreement. The LLC's maximum offering is $100,000,000. The LLC commenced business operations on December 18, 2001, with the admission of members representing 1,249.91 additional members' shares at $1,000 per share, aggregating $1,249,910 of capital contributions. For the year ended December 31, 2002, members representing 56,679.694 additional shares were admitted into the LLC with aggregate gross proceeds of $56,679,694, bringing the total admissions at December 31, 2002 to 57,929.604 shares aggregating $57,929,604 in capital contributions (exclusive of the Manager's interest as a member). During the quarter ending March 31, 2003, 23,084.547 additional shares were admitted into the LLC with aggregate proceeds of $23,084,547 in capital contributions, and 15 shares were redeemed bringing the total additional member shares at March 31, 2003 to 80,999.151 shares aggregating $80,999,151 in capital contributions.

     On April 30, 2003, the LLC had its final closing with a cumulative total of 99,743.474 units admitted totaling $99,743,474.23 in capital contributions.

2.   Basis of Presentation

     The condensed consolidated financial statements of the LLC have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of the results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the LLC's 2002 Annual Report on Form 10-K. Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

3.   Related Party Transactions

     Fees and expenses paid or accrued ($11,999 is due to the Manager at March 31, 2003) by the LLC to the Manager or its affiliates directly or on behalf of joint ventures in which the LLC has an interest were as follows for the period ended March 31, 2003 and 2002:

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

        Notes to Condensed Consolidated Financial Statements - Continued

                                                          2003          2002
                                                          ----          ----

     Organization and offering expenses          $   346,043      $   458,671    Charged to equity
     Underwriting commissions                        461,391          262,098    Charged to equity
     Acquisition fees                                 81,863        1,117,901     Capitalized as part
                                                                                   of investment in
                                                                                    joint venture
     Acquisition fees                                   -             118,575    Capitalized as part
                                                                                    of investment in
                                                                                    operating leases
     Management fees                                 494,717           16,848    Charged to operations
     Administrative expense reimbursements           197,887            6,739    Charged to operations
                                                 -----------      -----------

                                                 $ 1,581,901      $ 1,980,832

                                                 ===========      ===========

4. Consolidated Joint Ventures and Investments in Unconsolidated Joint Ventures

     The LLC and its affiliates formed five joint ventures discussed below for the purpose of acquiring and managing various assets. The LLC and its affiliates have identical investment objectives and participate on the same terms and conditions. The LLC has the right of first refusal to purchase the equipment, on a pro-rata basis, if any of the affiliates desire to sell their interests in the equipment.

Consolidated Ventures

     The  joint   ventures   described   below  are  owned  95%,  85%  and  51%,
respectively, and are consolidated in the condensed financial statements of the LLC.

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

     The LLC and Fund Eight B have ownership interests of 95% and 5%, respectively. The LLC's condensed consolidated financial statements include 100% of the assets and liabilities of ICON/Kenilworth LLC as well as 100% of the related revenues and expenses. Fund Eight B's interest is accounted for as minority interest in joint ventures on the condensed consolidated balance sheets and minority interest expense on the condensed consolidated statements of operations.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

        Notes to Condensed Consolidated Financial Statements - Continued

     ICON Aircraft 46835 LLC
     -----------------------

     In 2002, the LLC and Fund Eight B formed ICON Aircraft 46835 LLC ("ICON 46835") for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft leased to Federal Express through March 2007. The aircraft was acquired for a purchase price of $25,291,593, which was funded with cash of $3,000,000 and non-recourse debt of $22,291,593. The rents and the aircraft have been assigned to the non-recourse lender. The lease is scheduled to expire in March 2007, at which time the balance of the non-recourse debt outstanding is scheduled to be approximately $2,708,000. In addition, there was a total of $758,748 in acquisition fees paid to the Manager of which the LLC's share was $644,936.

     The LLC and Fund Eight B have ownership interests of 85% and 15%, respectively. The LLC's condensed consolidated financial statements include 100% of the assets and liabilities of ICON 46835 as well as 100% of the related revenues and expenses. Fund Eight B's interest is accounted for as minority interest in joint ventures on the condensed consolidated balance sheets and minority interest expense on the condensed consolidated statements of operations.

     ICON SPK 2023-A LLC
     -------------------

     In the quarter ended March 31, 2002, the LLC and Fund Eight B formed ICON SPK 2023-A LLC for the purpose of acquiring a portfolio of leases for an aggregate purchase price of $7,750,000 in cash plus $118,575 of acquisition fees paid by the LLC. The leases expire on various dates commencing April 2003 through April 2008.

     In June 2002, Fund Eight B paid $113,925 into the venture for its share of acquisition fees, which in turn was paid to the Manager on behalf of the LLC.

     The LLC and Fund Eight B have ownership interests of 51% and 49%, respectively. The LLC's condensed consolidated financial statements include 100% of the assets and liabilities of ICON SPK 2023-A LLC as well as 100% of the related revenues and expenses. Fund Eight B's interest is accounted for as minority interest in joint ventures on the condensed consolidated balance sheets and minority interest expense on the condensed consolidated statements of operations.

Investments in Unconsolidated Joint Ventures

     The joint ventures described below are 50% and 10% owned, respectively, and are accounted for following the equity method.

     ICON Aircraft 126 LLC
     ---------------------

     In early 2002, the LLC and Fund Eight B formed ICON Aircraft 126 LLC ("ICON 126") for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited ("D.A.L."), an unaffiliated Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which is on lease to Cathay Pacific through March 2006. The stock was acquired for $4,250,000 in cash. The aircraft owned by D.A.L. is subject to non-recourse debt provided by unaffiliated lenders. As of March 31, 2003, there was $66,240,465 outstanding under the non-recourse debt.

     The LLC and Fund Eight B each own a 50% interest in ICON 126. ICON 126 consolidates the financial position and operations of D.A.L. in its financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

        Notes to Condensed Consolidated Financial Statements - Continued

     The LLC's original investment in ICON 126 was recorded at a cost of $3,242,901, inclusive of related acquisition fees of $1,117,901. Information as to the financial position and results of operations of ICON 126 as of March 31, 2003 and 2002 is summarized below:

                                     March 31, 2003     December 31, 2002
                                     --------------     -----------------

     Assets                          $ 73,372,368         $ 74,332,428
                                     ============         ============

     Liabilities                     $ 66,536,111         $ 67,598,170
                                     ============         ============

     Equity                          $  6,836,257         $  6,734,258
                                     ============         ============

     LLC's share of equity           $  3,418,128         $  3,367,129
                                     ============         ============

                                    Three Months Ended   Three Months Ended
                                      March 31, 2003       March 31, 2002
                                      --------------       --------------

     Net income                      $    101,999         $      6,990
                                     ============         ============

     LLC's share of net income       $     50,999         $      3,495
                                     ============         ============

     ICON Aircraft 47820 LLC
     -----------------------

     In 2003, the LLC and Fund Eight B formed ICON Aircraft 47820 LLC ("ICON 47820") for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F leased to Federal Express through March 2007. The aircraft was acquired for a purchase price of $27,287,644, which was funded with cash of $3,076,564 and non-recourse debt of $24,211,080. The rents and the aircraft have been assigned to the non-recourse lender. The lease is scheduled to expire in March 2007. As of March 31, 2003, there was $21,348,831 outstanding under the non-recourse debt.

     The LLC and Fund Eight B own a 10% and 90% interest, respectively, in ICON 47820. Fund Eight B consolidates the financial position and results of operations of ICON 47820 in its financial statements.

     The LLC's original investment in ICON 47820 was recorded at a cost of $389,518, inclusive of related acquisition fees of $81,863. Information as to the consolidated financial position and results of operations of ICON 47820 as of March 31, 2003 is summarized below:

                                         March 31, 2003
                                         --------------

      Assets                            $    27,662,209
                                        ===============

      Liabilities                       $    23,913,022
                                        ===============

      Equity                            $     3,749,187
                                        ===============

      LLC's share of equity             $       374,919
                                        ===============

                                       Three Months Ended
                                         March 31, 2003
                                         --------------

      Net loss                          $      (146,006)
                                        ================

      LLC's share of net loss           $       (14,600)
                                        ================

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

        Notes to Condensed Consolidated Financial Statements - Continued

5.       Investments In Wholly-Owned Subsidiaries

     The following subsidiaries' assets, liabilities, income and expenses are consolidated on the LLC's condensed consolidated balance sheets and condensed consolidated statements of operations.

     ICON Aircraft 128, LLC
     ----------------------

     In the quarter ended September 30, 2002, the LLC formed ICON Aircraft 128, LLC ("ICON 128") for the purpose of acquiring 53% of the outstanding shares of HXO Aircraft Leasing Limited ("HXO"), an unaffiliated Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-300ER aircraft which is on lease to Cathay Pacific through June 2006. The stock was acquired for $2,250,000 in cash. The LLC also paid or accrued $2,041,243 in acquisition fees to the Manager.

     As of September 30, 2002 the LLC had a commitment to acquire an additional 23% of the shares of HXO for $1 million cash on or before December 15, 2002. The LLC also had an option to acquire the remaining 24% of the shares, exercisable at a price of $1 million plus interest at 7% per annum, calculated from the initial closing date to the date the option is exercised. The option became an obligation of the LLC upon the LLC raising $75 million from its offering of shares.

     Subsequent to September 30, 2002, ICON 128 exercised its option and acquired the remaining 47% interest from HXO for $2,028,000 in cash and incurred additional acquisition fees of $30,840. As of March 31, 2003, ICON 128 continues to own 100% of the investment.

     The aircraft owned by HXO is subject to non-recourse debt provided by unaffiliated lenders. As of March 31, 2003, there was $61,268,018 outstanding under the non-recourse debt. ICON 128 consolidates the financial position and operations of HXO in its financial statements.

     ICON Railcar I LLC
     ------------------

     In November 2002, the LLC formed ICON Railcar I LLC for the purpose of acquiring a total of 434 coal gondola railcars for a total purchase price of $5,667,220, which was funded with cash of $1,227,886 and non-recourse debt of $4,439,334 subject to two separate leases as follows:

     (i) 324 railcars were leased to Texas Genco LP for a purchase price of $4,424,220, which was funded with cash of $1,101,429 and non-recourse debt of $3,322,791. The rents and railcars have been assigned to the non-recourse lender. The lease is scheduled to expire in March 2007 with a remarketing period which extends to June 2007 at which time the balance of the non-recourse debt is scheduled to be approximately $1,603,000. In addition, there was a total of $132,727 in acquisition fees paid to the Manager. As of March 31, 2003, there was $3,434,954 outstanding under the non-recourse debt.


     (ii) 110 railcars were leased to Trinity Rail Management, Inc. for a purchase price of $1,243,000, which was funded with cash of $126,457 and non-recourse debt of $1,116,543. The rents and railcars have been assigned to the non-recourse lender. The lease is scheduled to expire in April 2010 with a remarketing period which extends to July 2010 at which time the balance of the non-recourse debt is scheduled to be approximately $387,000. In addition, there was a total of $37,290 in acquisition fees paid to the Manager. As of March 31, 2003, there was $1,098,882 outstanding under the non-recourse debt. Subsequent to the acquisition, the LLC was refunded $14,630 in cash, which was recorded as a reduction to the acquisition cost of the equipment purchased.

                           ICON Income Fund Nine, LLC

                     (A Delaware Limited Liability Company)

        Notes to Condensed Consolidated Financial Statements - Continued

     ICON Trianon LLC, ICON Trinidad LLC, ICON Tancred LLC
     -----------------------------------------------------

     During the third quarter of 2002, the LLC formed ICON Trianon LLC, ICON Trinidad LLC and ICON Tancred LLC (collectively known as "Wilhelmsen") for the purpose of acquiring three car and truck carrying vessels, for $9,690,060 in cash and the assumption of non-recourse debt of $64,329,764. The vessels are subject to lease with Wilhelmsen Lines Shipowning, a wholly-owned subsidiary of Wallenius Wilhelmsen Lines ASA, and the leases expire in December 2008. In addition, the LLC paid or accrued $2,220,595 in acquisition fees to the Manager. As of March 31, 2003, there was $59,572,240 outstanding under the non-recourse debt.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                 March 31, 2003

Item 2: General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-Looking Information - The following discussion and analysis should be read in conjunction with the audited financial statements dated December 31, 2002. Certain statements within this document may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the LLC believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

Results of Operations for the Three Months Ended March 31, 2003 and 2002

     Revenues for the quarter ended March 31, 2003 (the "2003 Quarter") were $8,748,027 representing an increase of $8,096,004 over the quarter ended March 31, 2002 (the "2002 Quarter"). The increase in revenue resulted from the additional investments in three joint ventures and three subsidiaries subsequent to the 2002 Quarter as compared to a total of two joint ventures at the end of the 2002 Quarter. Rental income, interest income and joint venture income all increased due to these additional investments in operating leases made subsequent to the 2002 Quarter.

     Expenses for the 2003 Quarter were $9,348,214 representing an increase of $8,857,066 over the 2002 Quarter. The increase resulted from the additional expenses directly related to the new acquisitions subsequent to the 2002 Quarter as compared to the two joint ventures in the 2002 Quarter. The increase in the size of the LLC's lease portfolio and overall growth in size of the operations of the LLC from the 2002 Quarter is consistent with the LLC's increasing level of operations.

     Depreciation and amortization expense increased by $6,196,962, due to the additional investments in operating leases made subsequent to the 2002 Quarter. Interest expense increased by $2,111,127 due to the additional debt used to acquire investments in operating leases subsequent to the 2002 Quarter. Management fee - Manager increased by $477,869 and administrative fee reimbursement - Manager increased by $191,148 in the 2003 Quarter as compared to the 2002 Quarter. The increase in management fees was consistent with increases in rentals (including operating leases and through joint ventures) on which such fees are dependent. The increase in administrative fees was consistent with the increase in operating activities of the LLC. Minority interest expense decreased by $193,346, and general and administrative expenses increased by $73,306 in the 2003 Quarter as compared to the 2002 Quarter.

     Net (loss) income for the 2003 Quarter and the 2002 Quarter was ($600,187) and $160,875, respectively. The net (loss) income per weighted average additional member shares outstanding for the 2003 Quarter and the 2002 Quarter was ($8.76) and $16.40, respectively.

Liquidity and Capital Resources

     On April 30, 2003, the LLC had its final closing with a cumulative total of 99,743.474 units admitted totaling $99,743,474.23 in capital contributions. As cash is realized from operations, the LLC will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                 March 31, 2003

     The LLC's primary source of funds for the three months ended March 31, 2003 was capital contributions, net of offering expenses, of $20,429,823. Cash was utilized, in part, by cash distributions to members of $1,422,423, distributions to minority interest holder of $343,610 and investment in a joint venture of $389,518. Additionally, the LLC anticipates using non-recourse debt to increase the size and diversification of the leased equipment portfolio. Further, the LLC intends to reinvest cash generated from operations and sales in excess of its distribution objectives and reserve requirements in additional leased equipment.

     As of March 31, 2003 there were no known trends or demands, commitments, events or uncertainties, which are likely to have any material effect on liquidity.

     During the quarter ended June 30, 2002, certain affiliated funds entered into a $17,500,000 joint and several line of credit agreement dated as of May 30, 2002. They were ICON Income Fund Eight A L.P., ICON Income Fund Eight B L.P. and ICON Cash Flow Partners L.P. Seven (the "Initial Funds"), with Comerica Bank as lender. Under the terms of the agreement, the Initial Funds may borrow at a rate equal to the Comerica Bank base rate plus 1% (together, 5.25% at March 31, 2003) and all borrowings are to be jointly and severally collateralized by the present values of rents receivable and equipment owned by all of the Initial Funds sharing in the joint line of credit. On December 12, 2002, the agreement was amended to admit the LLC, collectively along with the Initial Funds (the "Funds"), as a borrower sharing the $17,500,000 joint line of credit agreement. The Funds have entered into a Contribution Agreement, dated as of May 30, 2002, as amended December 12, 2002, pursuant to which the Funds have agreed to restrictions on the amount and the terms of their respective borrowings under the line of credit in order to minimize the risk that a Fund would not be able to repay its allocable portion of the outstanding revolving loan obligation at any time, including restrictions on any Fund borrowing in excess of the lesser of (A) an amount each Fund could reasonably expect to repay in one year out of its projected free cash flow, or (B) the greater of (i) the Borrowing Base (as defined in the line of credit agreement) as applied to such Fund, and (ii) 50% of the net worth of such Fund. The Contribution Agreement provides that, in the event a Fund pays an amount under the agreement in excess of its allocable share of the obligation under the agreement whether by reason of an Event of Default or otherwise, the other Funds will immediately make a contribution payment to such Fund in such amount that the aggregate amount paid by each Fund reflects its allocable share of the aggregate obligations under the agreement. The Funds' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Fund. The expiration date of this line of credit is May 31, 2003. The LLC violated a financial covenant at December 31, 2002 creating an Event of Default. The bank granted a waiver to the LLC with respect to this Event of Default. As of March 31, 2003, there were no borrowings by the LLC under the line. Aggregate borrowing by all Funds under the line of credit agreement aggregated $7,484,986 on March 31, 2003.

     Cash distributions to limited partners for the 2003 Quarter and 2002 Quarter, which were paid monthly, totaled $1,408,201 and $122,328, respectively.

     As of March 31, 2003, there were no known trends or demands, commitments, events or uncertainties, which are likely to have any material effect on liquidity. As cash is realized from operations and additional borrowings, the LLC will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

     We do not consider the impact of inflation to be material in the analysis of our overall operations.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                 March 31, 2003

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

     The LLC manages its interest rate risk by obtaining fixed rate debt either directly or through its joint ventures. The fixed rate debt service obligation streams are generally matched by fixed rents receivable by the LLC's lease investments.

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

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)


PART II - OTHER INFORMATION

Item 1- Legal Proceedings
-------------------------

The LLC, from time-to-time, in the ordinary course of business, commences legal actions when necessary to protect or enforce the rights of the LLC. We are not a defendant party to any litigation and are not aware of any pending or threatened litigation against the LLC.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(b) Reports on Form 8-K

     Form 8-K filed on May 6, 2003
     Item 4. Changes in Registrant's Certifying Accountant

(c)  Exhibits

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

                                    ICON Income Fund Nine, LLC
                                    File No. 333-67638(Registrant)
                                    By its General Partner,
                                    ICON Capital Corp.





       May 14, 2003                 /s/ Thomas W. Martin
---------------------------         -------------------------------------------
         Date                       Thomas W. Martin
                                    Executive Vice President
                                    (Principal Financial and Accounting Officer)
                                    ICON Capital Corp.
                                    Manager of ICON Income Fund Nine, LLC

                              Certifications - 10-Q
                              ---------------------

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

Dated:  May 14, 2003

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
Manager of ICON Income Fund Nine, LLC

                              Certifications - 10-Q
                              ---------------------

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

Dated:  May 14, 2003

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Income Fund Nine, LLC

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)


                                 March 31, 2003



EXHIBIT 99.1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the Manager of ICON Income Fund Nine, LLC, certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Quarterly Report on Form 10-Q for the period ended March 31, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

     (2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Nine, LLC.

Dated:  May 14, 2003




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


                                 March 31, 2003



EXHIBIT 99.2


         I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the Manager of ICON Income Fund Nine, LLC, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Quarterly Report on Form 10-Q for the period ended March 31, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

     (2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Nine, LLC.

Dated:  May 14, 2003




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