Form 10-Q
period 2003-06-30
ICON INCOME FUND NINE LLC
filed 2003-08-13
CIK 1157522

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

[    x ]  Quarterly  Report  Pursuant  to Section 13 or 15(d) of the  Securities
          Exchange Act of 1934

For the quarterly period ended                June 30, 2003
                              --------------------------------------------------


[    ]  Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
        Exchange Act of 1934

Commission File Number                        333-67638
--------------------------------------------------------------------------------

                             ICON Income Fund Nine, LLC
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


             Delaware                                  13-4183234
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


 100 Fifth Avenue, New York, New York                    10011
(Address of principal executive offices)               (Zip Code)


                                  (212) 418-4700
-------------------------------------------------------------------------------
                Registrant's telephone number, including area code



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [ ] Yes [x] No

PART I - Financial Information
------------------------------

Item 1. Financial Statements


                                ICON Income Fund Nine, LLC
                          (A Delaware Limited Liability Company)

                           Condensed Consolidated Balance Sheets


                                                                         June 30,        December 31,
                                                                           2003              2002
                                                                           ----              ----
                                                                        (unaudited)

         Assets

Cash and cash equivalents                                           $    30,612,569    $      9,456,992
                                                                    ---------------    ----------------

Investment in finance leases
   Minimum rents receivable                                              11,156,558           -
   Estimated unguaranteed residual values                                 1,039,000           -
   Initial direct costs, net                                                299,947           -
   Unearned income                                                       (2,103,734)          -
                                                                   ----------------    ----------------
                                                                         10,391,771           -
                                                                   ----------------    ----------------

Investment in operating leases
   Equipment, at cost                                                   202,645,074         203,025,329
   Accumulated depreciation                                             (20,038,454)         (7,651,465)
                                                                   ----------------   -----------------
                                                                        182,606,620         195,373,864
                                                                   ----------------   -----------------

Investment in unconsolidated joint ventures                               3,843,492           3,367,129
Due from affiliates                                                         202,267              36,994
Other assets                                                              1,676,344           1,411,417
                                                                    ---------------    ----------------

Total assets                                                        $   229,333,063    $    209,646,396
                                                                    ===============    ================

         Liabilities and Members' Equity

Notes payable - non-recourse                                        $   146,054,366    $    156,955,116
Due to Manager                                                                 -                 32,687
Due to Affiliates                                                           102,000           -
Accounts payable and other liabilities                                      124,459             236,549
Deferred income                                                                -                759,569
Minority interest in consolidated joint ventures                          3,255,294           3,923,665
                                                                    ---------------    ----------------

         Total liabilities                                              149,536,119         161,907,586
                                                                    ---------------    ----------------

Commitment and Contingencies

Members' equity
   Manager (one share outstanding, $1,000 per share
     original issue price)                                                  (71,732)            (26,797)
   Additional Members (99,249.505 and 57,929.604
     shares outstanding, $1,000 per share original issue price)          79,868,676          47,765,607
                                                                    ---------------    ----------------
   Total members' equity                                                 79,796,944          47,738,810
                                                                    ---------------    ----------------

Total liabilities and members' equity                               $   229,333,063    $    209,646,396
                                                                    ===============    ================

See accompanying notes to condensed consolidated financial statements.

                                ICON Income Fund Nine, LLC
                          (A Delaware Limited Liability Company)

                      Condensed Consolidated Statements of Operations

                                       (unaudited)


                                                            For the Three Months               For the Six Months
                                                               Ended June 30,                    Ended June 30,
                                                           2003            2002               2003              2002
                                                           ----            ----               ----              ----

Revenues

   Rental income                                     $   8,608,236     $     678,451    $  17,294,597     $   1,324,920
   Finance income                                           32,279           -                 32,279           -
   Interest income and other                                73,301            22,347           98,568            24,406
   Income from investment in unconsolidated
     joint ventures                                         50,446            38,514           86,845            42,009
   Loss on sale of equipment                               (17,776)          -                (17,776)          -
                                                     -------------     -------------    -------------     -------------

   Total revenues                                        8,746,486           739,312       17,494,513         1,391,335
                                                     -------------     -------------    -------------     -------------

Expenses

   Depreciation and amortization                         6,214,218           655,642       12,629,850           874,312
   Interest                                              2,048,894           -              4,160,021           -
   Management fee - Manager                                411,854            68,974          906,571            85,822
   Administrative fee
     reimbursement - Manager                               164,742            27,586          362,629            34,325
   General and administrative                              247,700            72,440          357,982           109,416
   Minority interest in consolidated
      joint ventures                                        21,453             8,883           40,022           220,798
   Amortization of initial direct costs                      4,637           -                  4,637           -
                                                     -------------     -------------    -------------     -------------

   Total expenses                                        9,113,498           833,525       18,461,712         1,324,673
                                                     -------------     -------------    -------------     -------------

Net (loss) income                                    $    (367,012)    $     (94,213)   $    (967,199)    $      66,662
                                                     =============     =============    =============     =============

Net (loss) income allocable to:
   Managing member                                   $      (3,670)    $        (942)   $      (9,672)    $         667

   Additional members                                     (363,342)          (93,271)        (957,527)           65,995
                                                     -------------     -------------    -------------     -------------

                                                     $    (367,012)    $     (94,213)   $    (967,199)    $      66,662
                                                     =============     =============    =============     =============

Weighted average number of additional
   member shares outstanding                                96,511            21,865           82,302            15,764
                                                     =============     =============    =============     =============

Net (loss) income per weighted average
   additional member shares                          $      (3.76)     $      (4.27)    $      (11.63)    $        4.19
                                                     ============      ============     =============     =============



See accompanying notes to condensed consolidated financial statements.

                                ICON Income Fund Nine, LLC
                           (A Delaware Limited Liability Company)

               Condensed Consolidated Statement of Changes in Members' Equity

                           For the Six Months Ended June 30, 2003

                                         (unaudited)



                                 Additional Members Distributions
                                 --------------------------------

                                      Return of    Investment         Additional      Managing
                                       Capital       Income             Members        Member           Total
                                       -------       ------             -------        ------           -----
                                   (Per weighted average share)


Balance at
   January 1, 2003                                                 $    47,765,607  $    (26,797) $   47,738,810

Proceeds from issuance of
  additional member shares
   (41,828.87 shares)                                                   41,828,870         -          41,828,870

Sales and offering expenses                                             (4,799,971)        -          (4,799,971)

Cash distributions
  to members                          $ 42.42       $     -             (3,491,012)      (35,263)     (3,526,275)

Additional member shares
  redeemed (508.969 shares)                                               (477,291)        -            (477,291)

Net loss                                                                  (957,527)       (9,672)       (967,199)
                                                                   ---------------  ------------  --------------

Balance at
   June 30, 2003                                                   $    79,868,676  $    (71,732) $   79,796,944
                                                                   ==============   ============  ==============
















See accompanying notes to condensed consolidated financial statements.

                                ICON Income Fund Nine, LLC
                          (A Delaware Limited Liability Company)

                      Condensed Consolidated Statements of Cash Flows

                              For the Six Months Ended June 30

                                        (unaudited)



                                                                               2003               2002
                                                                               ----               ----


Cash flows from operating activities:
   Net (loss) income                                                     $    (967,199)   $      66,662
                                                                         -------------    -------------
   Adjustments to reconcile net (loss) income to
     net cash used in operating activities:
       Depreciation and amortization                                        12,629,850          874,312
       Amortization of initial direct costs                                      4,637          -
       Minority interest in consolidated joint ventures                         40,022          220,798
       Rental income paid directly to lenders by lessees                   (15,362,699)         -
       Interest expense paid directly to lenders by lessees                  3,763,913          -
       Income from investment in unconsolidated joint ventures                 (86,845)         (42,009)
       Loss on sale of equipment                                                17,776          -
       Changes in operating assets and liabilities:
         Non-financed receivable                                                60,989          -
         Due from affiliates                                                  (165,273)         -
         Other assets                                                         (264,927)      (2,221,606)
         Due to Manager                                                        (32,687)           3,597
         Due to Affiliates                                                     102,000          -
         Accounts payable and other liabilities                               (112,090)          79,481
         Other                                                                 -                 (2,533)
                                                                         -------------    -------------

         Total adjustments                                                     594,666       (1,087,960)
                                                                         -------------    -------------

       Net cash used in operating activities                                  (372,533)      (1,021,298)
                                                                         -------------    -------------

Cash flows from investing activities:
   Proceeds from sale of equipment                                              74,358          -
   Investment in operating leases                                              -             (7,982,500)
   Investment in finance leases                                            (10,457,398)         -
   Investment in unconsolidated joint ventures                                (389,518)      (3,242,901)
   Distribution to minority interest in consolidated joint venture            (708,393)         -
   Investment held in escrow                                                   -            (10,448,500)
   Cash received from escrow                                                   -              1,650,000
                                                                         -------------    -------------


       Net cash used in investing activities                               (11,480,951)     (20,023,901)
                                                                         -------------    -------------



                                                        (continued on next page)

                                ICON Income Fund Nine, LLC
                          (A Delaware Limited Liability Company)

              Condensed Consolidated Statement of Cash Flows - Continued

                                For the Six Months Ended June 30

                                         (unaudited)



                                                               2003            2002
                                                               ----            ----

Cash flows from financing activities:
   Issuance of membership shares,
     net of offering expenses                                37,028,899        22,120,599
   Minority interest contribution                               -               3,374,431
   Payment of non-recourse debt                                 (16,272)         -
   Redemption of additional members shares                     (477,291)         -
   Cash distributions to members                             (3,526,275)         (526,833)
                                                          -------------   ---------------

       Net cash provided by financing activities             33,009,061        24,968,197
                                                          -------------   ---------------

Net increase in cash and cash equivalents                    21,155,577         3,922,998

Cash and cash equivalents at beginning of the period          9,456,992           804,640
                                                          -------------    --------------

Cash and cash equivalents at end of the period            $  30,612,569    $    4,727,638
                                                          =============    ==============
























                                                        (continued on next page)

                                ICON Income Fund Nine, LLC
                         (A Delaware Limited Liability Company)

               Condensed Consolidated Statements of Cash Flows - Continued

Supplemental Disclosure of Cash Flow Information
------------------------------------------------

For the six months ended June 30, 2003, non-cash activities included the following:

                                                                      2003
                                                                      ----

Rental income assigned operating lease receivables             $     15,362,699
Deferred income on operating lease receivables paid
   directly to lenders by lessees                                      (759,569)
Principal and interest paid directly to lenders by lessees          (14,603,130)
                                                               ----------------
                                                               $      -
                                                               ================


Debt assumed by lessee upon lease termination                  $         45,261
                                                               ================

Interest expense:

Interest paid directly to lenders by lessees
   pursuant to non-recourse financings                         $      3,763,913
Interest acretion on non-recourse financing                             339,729
Other interest paid                                                      56,379
                                                               ----------------
Total interest expense                                         $      4,160,021
                                                               ================






















See accompanying notes to condensed consolidated financial statements.

                                ICON Income Fund Nine, LLC
                          (A Delaware Limited Liability Company)

                   Notes to Condensed Consolidated Financial Statements

                                        June 30, 2003

                                         (unaudited)

1.   Organization

     ICON Income Fund Nine, LLC (the "LLC") was formed on July 11, 2001, pursuant to the Amended and Restated Operating Agreement of ICON Income Fund Nine, LLC ("Operating Agreement"). The LLC is a Delaware limited liability company with an initial capitalization of $1,000 by ICON Capital Corp. (the "Manager") for one member share. It was formed to acquire various types of equipment subject to leases with third parties and to make related investments in accordance with the provisions of the Operating Agreement. The LLC's maximum offering was $100,000,000. The LLC commenced business operations on December 18, 2001, with the admission of members representing 1,249.91 additional members' shares at $1,000 per share, aggregating $1,249,910 of capital contributions. During the year ended December 31, 2002, additional members representing 56,679.694 additional shares were admitted into the LLC with aggregate gross proceeds of $56,679,694, bringing the total admissions at December 31, 2002 to 57,929.604 shares aggregating $57,929,604 in capital contributions through December 31, 2002 (exclusive of the Manager's interest as a member). During the six months ending June 30, 2003, 41,828.87 additional shares were admitted into the LLC with aggregate proceeds of $41,828,870 in capital contributions, and
508.969 shares were redeemed bringing the total additional member shares at June 30, 2003 to 99,249.505 shares aggregating $99,249,505 in capital contributions.

     The Manager of the LLC is ICON Capital Corp. (the "Manager"), a Connecticut Corporation. The Manager manages and controls the business affairs of the LLC's equipment, leases and financing transactions under a management agreement with the LLC.

2.   Basis of Presentation

     The financial statements of the LLC have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of the results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the LLC's 2002 Annual Report on Form 10-K. Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

                                ICON Income Fund Nine, LLC
                          (A Delaware Limited Liability Company)

              Notes to Condensed Consolidated Financial Statements - Continued

3.   Related Party Transactions

     Fees and expenses paid or accrued by the LLC to the Manager or its affiliates directly or on behalf of joint ventures in which the company has an interest were as follows for the six months ended June 30, 2003 and 2002 are as follows:


                                                2003             2002
                                                ----             ----


 Organization and offering expenses      $      626,083    $      856,956   Charged to members equity
 Underwriting commissions                       834,777           510,439   Charged to members equity
 Acquisition fees                                -                232,500   Capitalized as part of investment
                                                                              in operating leases
 Acquisition fees                               304,584           -         Capitalized as part of investment
                                                                              in finance leases
 Acquisition fees                                81,863         1,117,901   Capitalized as part of investment
                                                                              in unconsolidated joint ventures
 Management fees                                906,571            85,822   Charged to operations
 Administrative expense reimbursements          362,629            34,325   Charged to operations
                                         --------------    --------------

                                         $    3,116,507    $    2,837,943
                                         ==============    ==============



     As of June 30, 2003, the LLC paid $331,245 to the Manager for acquisition fees on consolidated transactions for which binding agreements exist that are expected to be consummated during the third quarter 2003. These amounts are not included in the table above. These amounts are recorded under the caption Other Assets on the accompanying condensed balance sheet.

4.   Investment in Finance Leases

     During the quarter ended June 30, 2003, the LLC invested $10,457,398 (including acquisition fees) in equipment subject to leases with third parties. The equipment consists of a Double Kraft Paper Forming Tubing Unit, on lease to Wildwood Industries, Inc.; nine pieces of automated manufacturing equipment on lease to Metaldyne Corporation; and silicon wafer production devices, on lease to Advanced Micro Devices, Inc. The equipment was acquired for $1,350,000, $2,411,555 and $6,391,258 respectively, in cash. The leases mature between February 2007 and December 2009.

5.   Consolidated  Joint  Ventures  and  Investments  in  Unconsolidated   Joint
     Ventures

     The LLC and an affiliate, ICON Income Fund Eight B L.P. ("Fund Eight B") formed five ventures discussed below for the purpose of acquiring and managing various assets. The LLC and Fund Eight B have identical investment objectives and participate on the same terms and conditions. The LLC has a right of first refusal to purchase the equipment, on a pro-rata basis, if Fund Eight B desires to sell its interests in the equipment.

Consolidated Ventures

     The three ventures described below are majority owned and are consolidated with the LLC. The LLC's consolidated financial statements include 100% of the assets and liabilities as well as 100% of the related revenues and expenses of these ventures. The interests of Fund Eight B in the related ventures, have been reflected as minority interests in consolidated joint ventures in the accompanying condensed consolidated balance sheets and statements of operations.

                                ICON Income Fund Nine, LLC
                         (A Delaware Limited Liability Company)

            Notes to Condensed Consolidated Financial Statements - Continued

     ICON/Kenilworth LLC
     -------------------

     On September 30, 2002, the LLC and Fund Eight B formed ICON/Kenilworth LCC for the purpose of acquiring a natural gas-fired 25 mw co-generation facility for a total purchase price of $8,410,000 in cash, with an assumed non-recourse debt of $6,918,091 consisting of a senior debt of $6,679,355 and a junior debt of $238,736. The facility is subject to a lease with Energy Factors Kenilworth, Inc., and the lease expires in July 2004. In addition, there was a total of $459,843 in acquisition fees paid to the Manager. The outstanding debt at June 30, 2003 was $4,575,697.

     The LLC and Fund Eight B have ownership interests of 95% and 5%, respectively.

     ICON Aircraft 46835 LLC
     -----------------------

     In 2002, the LLC and Fund Eight B formed ICON Aircraft 46835 LLC for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft leased to Federal Express through March 2007. The aircraft was acquired for a purchase price of $25,291,593, which was funded with cash of $3,000,000 and non-recourse debt of $22,291,593. The rents and the aircraft have been assigned to the non-recourse lender. The lease is scheduled to expire in March 2007, at which time the balance of the non-recourse debt outstanding is scheduled to be approximately $2,708,000. At June 30, 2003, the outstanding balance was $20,018,802. In addition, there was a total of $758,748 in acquisition fees paid to the Manager. The LLC and Fund Eight B have ownership interests of 85% and 15%, respectively.

     ICON SPK 2023-A, LLC
     --------------------

     In the quarter ended March 31, 2002, the LLC and Fund Eight B, formed ICON SPK 2023-A, LLC for the purpose of acquiring a portfolio of leases for an aggregate purchase price of $7,750,000 plus $232,500 of acquisition fees paid to the Manager. The purchase was funded with cash. The leases expire on various dates commencing April 2003 through April 2008. The LLC and Fund Eight B have ownership interests of 51% and 49% respectively. During the quarter ended June 30, 2003, the venture sold equipment realizing a gain of $14,470.

Investment in Unconsolidated Joint Ventures

     The joint ventures described below are 50% and 10% owned respectively, and are accounted for following the equity method.

     ICON Aircraft 126, LLC
     ----------------------

     In early 2002, the LLC and Fund Eight B formed ICON Aircraft 126, LLC ("ICON 126") for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited ("D.A.L."), a Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which is on lease to Cathay Pacific through March 2006. The stock was acquired as of March 4, 2002 for a total purchase price of $4,250,000 in cash. The aircraft owned by D.A.L. is subject to non-recourse debt provided by unaffiliated lenders. The lenders have a security interest in the aircraft and an assignment of the rentals under the lease. As of June 30, 2003, there was $65,188,372 outstanding under the non-recourse debt. The LLC and Fund Eight B each own a 50% interest in ICON 126. ICON 126 consolidates the financial position and results of operations of D.A.L. in its consolidated financial statements.

                                ICON Income Fund Nine, LLC
                          (A Delaware Limited Liability Company)

             Notes to Condensed Consolidated Financial Statements - Continued

     The LLC's original investment in ICON Aircraft 126 was recorded at a cost of $3,242,901, inclusive of related acquisition fees of $1,117,901.

     Information as to the unaudited results of operations of ICON Aircraft 126 as of June 30, 2003 is summarized below:

                                  Six Months Ended      Six Months Ended
                                   June 30, 2003          June 30, 2002
                                   -------------          -------------

 Net income                        $     198,598          $       84,017
                                   =============          ==============

 LLC's share of net income         $      99,299          $       42,009
                                   =============          ==============

     ICON Aircraft 47820 LLC
     -----------------------

     In 2003, the LLC and Fund Eight B formed ICON Aircraft 47820 LLC ("ICON 47820") for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F leased to Federal Express through March 2007. The aircraft was acquired for a purchase price of $27,287,644, which was funded with cash of $3,076,564 and non-recourse debt of $24,211,080. The rents and the aircraft have been assigned to the non-recourse lender. The lease is scheduled to expire in March 2007. As of June 30, 2003, there was $21,564,187 outstanding under the non-recourse debt.

     The LLC and Fund Eight B own a 10% and 90% interest, respectively, in ICON 47820. Fund Eight B consolidates the financial position and results of operations of ICON Aircraft 47820 in its consolidated financial statements.

     The LLC's original investment in ICON 47820 was recorded at a cost of $389,518, inclusive of related acquisition fees of $81,863. Information as to the unaudited results of operations of ICON 47820 as of June 30, 2003 is summarized below:

                                       Six Months Ended
                                         June 30, 2003
                                         -------------

 Net loss                                $     124,544
                                         =============

 LLC's share of net loss                 $      12,454
                                         =============

5.   Investments In Wholly-Owned Subsidiaries

     The following subsidiaries' assets, liabilities, income and expenses are consolidated with the LLC's condensed consolidated balance sheets and statements of operations.

                                ICON Income Fund Nine, LLC
                          (A Delaware Limited Liability Company)

              Notes to Condensed Consolidated Financial Statements - Continued

ICON Aircraft 128, LLC
----------------------

     In the quarter ended September 30, 2002, the LLC formed ICON Aircraft 128, LLC ("ICON Aircraft 128") for the purpose of acquiring 53% (with options to acquire the remaining 47%) of the outstanding shares of HXO Aircraft Leasing Limited ("HXO"), an unaffiliated Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-300ER aircraft which is on lease to Cathay Pacific through June 2006. The stock was acquired for $2,250,000 in cash. The LLC also paid $2,041,243 in acquisition fees to the Manager.

     Subsequent to September 30, 2002, ICON Aircraft 128 exercised its options and acquired the remaining 47% interest from HXO for $2,028,000 in cash and incurred additional acquisition fees of $30,840 paid to the Manager. As of June 30, 2003, ICON Aircraft 128 continues to own 100% of the investment.

     The aircraft owned by HXO is subject to non-recourse debt to unaffiliated lenders. As of June 30, 2003, there was $60,059,449 outstanding under the non-recourse debt. ICON Aircraft 128 consolidates the financial position and results of operations of HXO in its consolidated financial statements.

     ICON Railcar I LLC
     -----------------

     In November 2002, the LLC formed ICON Railcar I LLC for the purpose of acquiring a total of 434 coal gondola railcars for a total purchase price of $5,667,220, which was funded with cash of $1,227,886 and non-recourse debt of $4,439,334 subject to two separate leases as follows:

     (i) 324 railcars were leased to Texas Genco LP which were acquired for a purchase price of $4,424,220, which was funded with cash of $1,101,429 and non-recourse debt of $3,322,791. The rents and railcars have been assigned to the non-recourse lender. The lease is scheduled to expire in March 2007 with a remarketing period which extends to June 2007 at which time the balance of the non-recourse debt is scheduled to be approximately $1,603,000. In addition, there was a total of $132,727 in acquisition fees paid to the Manager. As of June 30, 2003, there was $3,135,286 outstanding under the non-recourse debt. During the quarter ended June 30, 2003, the LLC sold six of the railcars to the lessee based upon an early termination provision due to damages. The LLC recognized a loss of $32,246.

     (ii) 110 railcars were leased to Trinity Rail Management, Inc., which were acquired for a purchase price of $1,243,000, which was funded with cash of $126,457 and non-recourse debt of $1,116,543. The rents and railcars have been assigned to the non-recourse lender. The lease is scheduled to expire in April 2010 with a remarketing period which extends to July 2010 at which time the balance of the non-recourse debt is scheduled to be approximately $387,000. In addition, there was a total of $37,290 in acquisition fees paid to the Manager. As of June 30, 2003, there was $1,080,949 outstanding under the non-recourse debt. Subsequent to the acquisition, the LLC was refunded $14,630 in cash, which was recorded as a reduction to the acquisition cost of the equipment purchased.

                                ICON Income Fund Nine, LLC
                          (A Delaware Limited Liability Company)

              Notes to Condensed Consolidated Financial Statements - Continued

     ICON Trianon LLC, ICON Trinidad LLC, and ICON Tancred LLC
     ---------------------------------------------------------

     During the third quarter of 2002, the LLC formed ICON Trianon LLC, ICON Trinidad LLC and ICON Tancred LLC (collectively known as "Wilhelmsen") for the purpose of acquiring three car and truck carrying vessels, for $9,690,060 in cash and the assumption of non-recourse debt of $64,329,764. The vessels are subject to lease with Wilhelmsen Lines Shipowning, a wholly-owned subsidiary of Wallenius Wilhelmsen Lines ASA, and the leases expire in December 2008. In addition, the LLC paid $2,220,595 in acquisition fees to the Manager. As of June 30, 2003, there was $57,184,185 outstanding under the non-recourse debt.

                                ICON Income Fund Nine, LLC
                           (A Delaware Limited Liability Company)

                                        June 30, 2003

Item 2. Manager's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Three Months Ended June 30, 2003 and 2002

     Revenues for the quarter ended June 30, 2003 (the "2003 Quarter") were $8,746,486 representing an increase of $8,007,174 over the quarter ended June 30, 2002 (the "2002 Quarter"). The increase in revenue resulted primarily from the additional investments in three joint ventures and three subsidiaries subsequent to the 2002 Quarter as compared to a total of two joint ventures at the end of the 2002 Quarter. Rental income, interest income and joint venture income all increased due to these additional investments in operating leases made subsequent to the 2002 Quarter. In addition, the LLC also invested in three finance leases, generating finance income of $32,279.

     Expenses for the 2003 Quarter were $9,113,498 representing an increase of $8,279,973 over the 2002 Quarter. The increase resulted from the additional expenses directly related to the new acquisitions subsequent to the 2002 Quarter as compared to the two joint ventures in the 2002 Quarter. The increase in the size of the LLC's lease portfolio and overall growth in size of the operations of the LLC from the 2002 Quarter is consistent with the LLC's increasing level of operations.

     Depreciation and amortization expense increased by $5,558,576 due to the additional investments in operating leases made subsequent to the 2002 Quarter. Interest expense increased by $2,048,894 due to the additional debt used to acquire investments in operating leases subsequent to the 2002 Quarter. Management fee - Manager increased by $342,880 and administrative fee reimbursement - Manager increased by $137,156 in the 2003 Quarter as compared to the 2002 Quarter. The increase in management fees was consistent with increases in rentals (including operating leases and through joint ventures) on which such fees are dependent. The increase in administrative fees was consistent with the increase in operating activities of the LLC. Minority interest in consolidated joint ventures increased by $12,570, and general and administrative expenses increased by $175,260 in the 2003 Quarter as compared to the 2002 Quarter.

     Net loss for the 2003 Quarter and the 2002 Quarter was $367,012 and $94,213, respectively. The net loss per weighted average additional member shares outstanding for the 2003 Quarter and the 2002 Quarter was $3.76 and $4.27, respectively.

Results of Operations for the Six Months Ended June 30, 2003 and 2002

     Revenues for the six months ended June 30, 2003 (the "2003 Period") were $17,494,513 representing an increase of $16,103,178 over the six months ended June 30, 2002 (the "2002 Period"). The increase in revenue resulted primarily

                                ICON Income Fund Nine, LLC
                          (A Delaware Limited Liability Company)

                                        June 30, 2003

from the additional investments in three joint ventures and three subsidiaries. Rental income, interest income and joint venture income all increased due to these additional investments in operating leases made subsequent to the 2002 Period. The LLC also invested in three finance leases in the 2003 Period generating finance income.

     Expenses for the 2003 Period were $18,461,712 representing an increase of $17,137,039 over the 2002 Period. The increase resulted from the additional expenses directly related to the new acquisitions made subsequent to the 2002 Period. The increase in the size of the LLC's lease portfolio and overall growth in size of the operations of the LLC from the 2002 Period is consistent with the LLC's increasing level of operations.

     Depreciation and amortization expense increased by $11,755,538 due to the additional investments in operating leases made subsequent to the 2002 Period. Interest expense increased by $4,160,021 due to the additional debt used to acquire investments in operating leases made subsequent to the 2002 Period. Management fee - Manager increased by $820,749 and administrative fee reimbursement - Manager increased by $328,304 in the 2003 Period as compared to the 2002 Period. The increase in management fees was consistent with increases in rentals (including operating leases and through joint ventures) on which such fees are dependent. The increase in administrative fees was consistent with the increase in operating activities of the LLC. Minority interest in consolidated joint ventures decreased by $180,776, and general and administrative expenses increased by $248,566 in the 2003 Quarter as compared to the 2002 Period. Minority interest expense decreased due to losses and reduced income experienced by the joint ventures.

     Net (loss) income for the 2003 Period and the 2002 Period was $(967,199) and $66,662, respectively. The net (loss) income per weighted average additional member shares outstanding for the 2003 Period and the 2002 Period was $(11.63) and $4.19, respectively.

Liquidity and Capital Resources

     On April 30, 2003, the LLC had its final closing with a cumulative total of 99,743.474 units admitted totaling $99,743,474.23 in capital contributions. Cumulative sales and offering expenses incurred in connection with these capital contributions was $12,212,092.

     As cash is realized from operations, the LLC will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

     The LLC's primary source of funds for the six months ended June 30, 2003 was capital contributions, net of offering expenses, of $41,828,870. Cash was utilized, in part, for investment in finance leases of $10,457,398 by cash distributions to members of $3,526,275, distributions to the minority interest holder of $708,393 and investment in a joint venture of $389,518. Further, the LLC intends to reinvest cash generated from operations and sales in excess of its distribution objectives and reserve requirements in additional leased equipment.

     During the quarter ended June 30, 2002, certain affiliated funds entered into a $17,500,000 joint and several line of credit agreement dated as of May 30, 2002. They were ICON Income Fund Eight A L.P., ICON Income Fund Eight B L.P. and ICON Cash Flow Partners L.P. Seven (the "Initial Funds"), with June 30, 2003

                                ICON Income Fund Nine, LLC
                          (A Delaware Limited Liability Company)

Comerica Bank as lender. Under the terms of the agreement, the Initial Funds may borrow at a rate equal to the Comerica Bank base rate plus 1% (together, 5.00% at June 30, 2003) and all borrowings are to be jointly and severally collateralized by the present values of rents receivable and equipment owned by all of the Initial Funds sharing in the joint line of credit. On December 12, 2002, the agreement was amended to admit the LLC, collectively along with the Initial Funds (the "Funds"), as a borrower sharing the $17,500,000 joint line of credit agreement. The Funds have entered into a Contribution Agreement, dated as of May 30, 2002, as amended December 12, 2002, pursuant to which the Funds have agreed to restrictions on the amount and the terms of their respective borrowings under the line of credit in order to minimize the risk that a Fund would not be able to repay its allocable portion of the outstanding revolving loan obligation at any time, including restrictions on any Fund borrowing in excess of the lesser of (A) an amount each Fund could reasonably expect to repay in one year out of its projected free cash flow, or (B) the greater of (i) the Borrowing Base (as defined in the line of credit agreement) as applied to such Fund, and (ii) 50% of the net worth of such Fund. The Contribution Agreement provides that, in the event a Fund pays an amount under the agreement in excess of its allocable share of the obligation under the agreement whether by reason of an Event of Default or otherwise, the other Funds will immediately make a contribution payment to such Fund in such amount that the aggregate amount paid by each Fund reflects its allocable share of the aggregate obligations under the agreement. The Funds' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Fund. The line of credit which had expired on May 31, 2003 is in the process of being extended for twelve additional months. The LLC violated a financial covenant at December 31, 2002 creating an Event of Default. The bank granted a waiver to the LLC with respect to this Event of Default. As of June 30, 2003, there were no borrowings by the LLC under the line. Aggregate borrowing by all Funds under the line of credit agreement aggregated $10,199,986 on June 30, 2003.

     Cash distributions to additional members for the 2003 Period and 2002 Period, which were paid monthly, totaled $3,491,012 and $521,564, respectively.

     As of June 30, 2003, there were no known trends or demands, commitments, events or uncertainties, which are likely to have any material effect on liquidity. As cash is realized from operations and additional borrowings, the LLC will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

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

     The LLC manages its interest rate risk by obtaining fixed rate debt either directly or through its joint ventures. The fixed rate debt service obligations are matched with fixed rate lease receivable stream generated by the leases.

     The LLC manages its exposure to equipment and residual risk by monitoring the market and maximizing remarketing proceeds received through re-lease or sale of equipment.

                                ICON Income Fund Nine, LLC
                          (A Delaware Limited Liability Company)

                                      June 30, 2003

Item 4.   Controls and Procedures

     Beaufort J.B. Clarke and Thomas W. Martin, the Principal Executive and Principal Financial Officers, respectively, of ICON Capital Corp. ("ICC"), the Manager of the LLC, have evaluated the disclosure controls and procedures of the LLC as of the quarter ended June 30, 2003. As used herein, the term "disclosure controls and procedures" has the meaning given to the term by Rule 13a-14 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and includes the controls and other procedures of the LLC that are designed to ensure that information required to be disclosed by the LLC in the reports that it files with the SEC under the Exchange Act is recorded processed, summarized and reported within the time periods specified in the SEC's rules and forms. As part of their evaluation, Messrs. Clarke and Martin conferred with the finance and accounting staff of ICC and the finance and accounting staff of ICON Holdings Corp., the parent of the Manager. Based upon their evaluation, Messrs. Clarke and Martin have concluded that the LLC's disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by the LLC in this report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms applicable to the preparation of this report.

                                ICON Income Fund Nine, LLC
                          (A Delaware Limited Liability Company)


PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings
--------------------------

     The LLC, from time-to-time, in the ordinary course of business, commences legal actions when necessary to protect or enforce the rights of the LLC. We are not a defendant party to any litigation and are not aware of any pending or threatened litigation against the LLC.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits

     99.1 Certification of Chairman and Chief Executive Officer.

     99.2 Certification of Executive Vice President and Principal Financial and Accounting Officer.

     99.3 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. (Section)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.4 Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C. (Section)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                  ICON Income Fund Nine, LLC
                                  File No. 333-67638(Registrant)
                                  By its Manager,
                                  ICON Capital Corp.



       August 13, 2003            /s/ Thomas W. Martin
-------------------------         ----------------------------------------------
              Date                Thomas W. Martin
                                  Executive Vice President
                                  (Principal Financial and Accounting Officer)
                                  ICON Capital Corp.
                                  Manager of ICON Income Fund Nine, LLC

                                  Certifications - 10-Q

EXHIBIT 99.1

I, Beaufort J.B. Clarke, certify that:

1.   I have reviewed this quarterly report of ICON Income Fund Nine, LLC;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The LLC's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the LLC, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the LLC's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the LLC's internal control over financial reporting that occurred during the LLC's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the LLC's internal control over financial reporting; and

5. The LLC's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the LLC's auditors and the audit committee of the LLC's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the LLC's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the LLC's internal control over financial reporting.

Dated:  August 13, 2003

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
Manager of ICON Income Fund Nine, LLC

                                  Certifications - 10-Q

EXHIBIT 99.2

I, Thomas W. Martin, certify that:

1.   I have reviewed this quarterly report of ICON Income Fund Nine, LLC;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the LLC as of, and for, the periods presented in this report;

4. The LLC's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the LLC and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the LLC, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the LLC's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the LLC's internal control over financial reporting that occurred during the LLC's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the LLC's internal control over financial reporting; and

5. The LLC's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the LLC's auditors and the audit committee of the LLC's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the LLC's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the LLC's internal control over financial reporting.

Dated:  August 13, 2003

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Income Fund Nine, LLC

                                ICON Income Fund Nine, LLC
                         (A Delaware Limited Liability Company)

                                      June 30, 2003

EXHIBIT 99.3

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the Manager of ICON Income Fund Nine, LLC, certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended June 30, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Nine, LLC.

Dated:  August 13, 2003




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

                                      June 30, 2003

EXHIBIT 99.4

     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the Manager of ICON Income Fund Nine, LLC, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended June 30, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Nine, LLC.

Dated:  August 13, 2003




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