Form 10-Q
period 2003-09-30
ICON INCOME FUND NINE LLC
filed 2003-11-14
CIK 1157522

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended              September 30, 2003
                              --------------------------------------------------

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number                      333-67638
                      ----------------------------------------------------------

                           ICON Income Fund Nine, LLC
             (Exact name of registrant as specified in its charter)


             Delaware                                   13-4183234
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


 100 Fifth Avenue, New York, New York                     10011
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

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                      Condensed Consolidated Balance Sheets



                                                                     September 30,   December 31,
                                                                         2003            2002
                                                                         ----            ----
                                                                      (unaudited)

         Assets
         ------

Cash and cash equivalents                                         $  19,963,564    $    9,456,992
                                                                  -------------    --------------

Investment in finance leases
   Minimum rents receivable                                          18,091,501          -
   Estimated unguaranteed residual values                             1,693,570          -
   Initial direct costs, net                                            457,441          -
   Unearned income                                                   (3,847,171)         -
                                                                  --------------   --------------
                                                                     16,395,341          -
                                                                  --------------   --------------

Investment in operating leases
   Equipment, at cost                                               203,508,514       203,025,329
   Accumulated depreciation                                         (25,274,142)       (7,651,465)
                                                                  -------------    --------------
                                                                    178,234,372       195,373,864
                                                                  =============    ==============

Investment in unconsolidated joint ventures                           3,891,815         3,367,129
Due from affiliates                                                     243,215            36,994
Other assets                                                          2,174,026         1,411,417
                                                                  -------------    --------------

Total assets                                                      $ 220,902,333    $  209,646,396
                                                                  =============    ==============

         Liabilities and Members' Equity
         -------------------------------

Notes payable - non-recourse                                      $ 139,104,459    $  156,955,116
Due to Manager                                                          -                  32,687
Due to Affiliates                                                       108,678           -
Accounts payable and other liabilities                                  590,557           236,549
Deferred income                                                         843,898           759,569
Minority interest in consolidated joint ventures                      2,993,843         3,923,665
                                                                  -------------    --------------

         Total liabilities                                          143,641,435       161,907,586
                                                                  -------------    --------------


Commitment and Contingencies

Members' equity
   Manager (one share outstanding, $1,000 per share
     original issue price)                                              (95,799)          (26,797)
   Additional Members (99,099.230 and 57,929.604
     shares outstanding, $1,000 per share original issue price)      77,356,697        47,765,607
                                                                  -------------    --------------
   Total members' equity                                             77,260,898        47,738,810
                                                                  -------------    --------------

Total liabilities and members' equity                             $ 220,902,333    $  209,646,396
                                                                  =============    ==============



See accompanying notes to condensed consolidated financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                 Condensed Consolidated Statements of Operations

                                   (unaudited)



                                                            Three Months                       Nine Months
                                                         Ended September 30,               Ended September 30,
                                                       2003            2002               2003              2002
                                                       ----            ----               ----              ----
Revenues

   Rental income                                 $   8,503,755     $   2,827,990    $  25,798,352     $   4,152,910
   Finance income                                      329,321           -                361,600           -
   Interest income and other                            69,227            15,555          167,795            39,961
   Income from investment in unconsolidated
     joint ventures                                     48,323            35,089          135,168            77,098
   Net loss on sale of equipment                           (75)          -               (17,851)           -
                                                 -------------     -------------    -------------     -------------

   Total revenues                                    8,950,551         2,878,634       26,445,064         4,269,969
                                                 -------------     -------------    -------------     -------------

Expenses

   Depreciation and amortization                     6,033,379         1,799,993       18,663,229         2,674,305
   Interest                                          1,986,386         1,008,254        6,146,407         1,008,254
   Management fee - Manager                            542,547           173,223        1,449,118           259,045
   Administrative fee
     reimbursement - Manager                           217,018            69,289          579,647           103,614
   General and administrative                          221,086            28,276          579,068           137,692
   Minority interest in consolidated
      joint ventures                                    61,153             9,547          101,175           230,345
   Amortization of initial direct costs                 42,993           -                 47,630           -
                                                 -------------    --------------    -------------     -------------

   Total expenses                                    9,104,562         3,088,582       27,566,274         4,413,255
                                                 -------------    --------------    -------------     -------------

Net loss                                         $    (154,011)    $    (209,948)   $  (1,121,210)    $    (143,286)
                                                 =============     =============    =============     =============


Net loss allocable to:
   Managing member                               $      (1,540)    $      (2,099)   $     (11,212)    $      (1,433)
   Additional members                                 (152,471)         (207,849)      (1,109,998)         (141,853)
                                                 =============     =============    =============     ==============

                                                 $    (154,011)    $    (209,948)   $  (1,121,210)    $    (143,286)
                                                 =============     =============    =============     ==============

Weighted average number of additional
   member shares outstanding                            99,216            34,650           87,774            22,059
                                                 =============     =============    =============     ==============

Net loss per weighted average
   additional member shares                      $       (1.54)     $     (6.00)     $     (12.65)     $       (6.43)
                                                 =============     ============     =============     ==============




See accompanying notes to condensed consolidated financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

         Condensed Consolidated Statement of Changes in Members' Equity

                  For the Nine Months Ended September 30, 2003

                                   (unaudited)



                                 Additional Members Distributions
                                 --------------------------------

                               Return of    Investment         Additional      Managing
                                Capital       Income             Members        Member           Total
                                -------       ------             -------        ------           -----
                                   (Per weighted average share)


Balance at
   January 1, 2003                                          $    47,765,607  $    (26,797) $   47,738,810

Proceeds from issuance of
  additional member shares
   (41,828.870 shares)                                           41,828,870        -           41,828,870

Sales and offering expenses                                      (4,799,971)       -           (4,799,971)

Cash distributions
  to members                   $ 65.18          -                (5,721,208)      (57,790)     (5,778,998)

Additional members' shares
  redeemed (659.244 shares)                                        (606,603)       -             (606,603)

Net loss                                                         (1,109,998)      (11,212)     (1,121,210)
                                                            ---------------  ------------  --------------

Balance at
   September 30, 2003                                       $    77,356,697  $    (95,799) $   77,260,898
                                                            ===============  ============  ==============














See accompanying notes to condensed consolidated financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                 Condensed Consolidated Statements of Cash Flows

                         Nine Months Ended September 30,

                                   (unaudited)


                                                                         2003             2002
                                                                         ----             ----

Cash flows from operating activities:
   Net loss                                                        $  (1,121,210)   $    (143,286)
                                                                   -------------    -------------
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
       Depreciation and amortization                                  18,663,229        2,674,305
       Amortization of initial direct costs                               47,630          -
       Interest expense on non-recourse financing
         paid directly by lessees                                      6,055,304          993,518
       Minority interest in consolidated joint ventures                  101,175          230,345
       Rental income paid directly to lenders by lessees             (24,017,855)      (2,149,539)
       Income from investment in unconsolidated joint ventures          (135,168)         (77,098)
       Net loss on sale of equipment                                      17,851          -
       Changes in operating assets and liabilities:
         Non-financed receivable                                         946,400          -
         Due from affiliates                                            (206,221)        (118,423)
         Other assets                                                   (762,609)        (569,310)
         Due to Manager                                                  (32,687)       1,485,948
         Due to Affiliates                                               108,678          -
         Accounts payable and other liabilities                          354,008          760,096
         Deferred income                                                 295,327          630,461
         Other                                                          -                  (2,533)
                                                                ----------------   ---------------

         Total adjustments                                             1,435,062        3,857,770
                                                                ----------------   ---------------

       Net cash provided by operating activities                         313,852        3,714,484
                                                                ----------------   ---------------

Cash flows from investing activities:
   Proceeds from sale of equipment                                       329,409         -
   Investment in operating leases                                     (2,001,011)     (33,687,932)
   Investment in finance leases                                      (17,340,765)        -
   Investment in unconsolidated joint ventures                          (389,518)      (3,242,901)
   Cash received from escrow                                            -               1,650,000
                                                                ----------------   --------------

       Net cash used in investing activities                         (19,401,885)     (35,280,833)
                                                                ----------------   --------------







                                                        (continued on next page)

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

           Condensed Consolidated Statement of Cash Flows - Continued

                         Nine Months Ended September 30,

                                   (unaudited)

                                                          2003            2002
                                                          ----            ----

Cash flows from financing activities:
   Issuance of membership shares,
     net of offering expenses                            37,028,899      31,045,559
   Minority interest contribution                           -             3,445,703
   Distribution to minority interest in
     consolidated joint venture                          (1,032,421)        -
   Repayment of non-recourse debt                           (16,272)        -
   Redemption of additional members shares                 (606,603)        -
   Cash distributions to members                         (5,778,998)     (1,229,568)
                                                      -------------   -------------

       Net cash provided by financing activities         29,594,605      33,261,694
                                                      -------------   -------------

Net increase in cash and cash equivalents                10,506,572       1,695,345

Cash and cash equivalents at beginning of the period      9,456,992         804,640
                                                       ------------    ------------

Cash and cash equivalents at end of the period         $ 19,963,564    $  2,499,985
                                                       ============    ============





















                                                        (continued on next page)

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

           Condensed Consolidated Statements of Cash Flows - Continued

Supplemental Disclosure of Cash Flow Information
------------------------------------------------

For the nine months ended September 30, 2003, non-cash activities included the following:


                                                                   2003           2002
                                                                   ----           ----



Rental income assigned to operating lease receivables          $  24,017,855    $   2,149,539
Deferred income on operating lease receivables paid
   directly to lenders by lessees                                  (210,998)         -
Principal and interest paid directly to lenders by lessees      (23,806,857)      (2,149,539)
                                                              -------------    -------------
                                                              $     -          $     -
                                                              =============    =============

Fair value of equipment purchased for debt                          -          $ 136,395,234
Non-recourse notes payable assumed in purchase price                -           (136,395,234)
                                                              -------------    -------------
                                                              $     -          $     -
                                                              =============    =============

Debt assumed by lessee upon lease termination                 $      82,832    $     -
                                                              =============    =============


Interest paid directly to lenders by lessees
   pursuant to non-recourse financings                        $   6,055,304    $     993,518
Other interest paid                                                  91,103           14,736
                                                              -------------    -------------
Total interest expense                                        $   6,146,407    $   1,008,254
                                                              =============    =============



















See accompanying notes to condensed consolidated financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

              Notes to Condensed Consolidated Financial Statements

                               September 30, 2003

                                   (unaudited)

1.   Organization

     ICON Income Fund Nine, LLC (the "LLC") was formed on July 11, 2001, pursuant to the Amended and Restated Operating Agreement of ICON Income Fund Nine, LLC ("Operating Agreement"). The LLC is a Delaware limited liability company with an initial capitalization of $1,000 by ICON Capital Corp. (the "Manager") for one member share. It was formed to acquire various types of equipment subject to leases with third parties and to make related investments in accordance with the provisions of the Operating Agreement. The LLC's maximum offering was $100,000,000. The LLC commenced business operations on December 18, 2001, with the admission of additional members representing 1,249.91 additional members' shares at $1,000 per share, aggregating $1,249,910 of capital contributions. During the year ended December 31, 2002, additional members representing 56,679.694 additional shares were admitted into the LLC with aggregate gross proceeds of $56,679,694, bringing the total admissions at December 31, 2002 to 57,929.604 shares aggregating $57,929,604 in capital contributions through December 31, 2002 (exclusive of the Manager's interest as a member). During the nine months ending September 30, 2003, 41,828.87 additional shares were admitted into the LLC with aggregate proceeds of $41,828,870 in capital contributions, and 659.244 shares were redeemed bringing the total additional member shares at September 30, 2003 to 99,099.23 shares aggregating $99,099,230 in capital contributions.

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

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

        Notes to Condensed Consolidated Financial Statements - Continued

3.   Related Party Transactions

     Fees and expenses paid or accrued by the LLC to the Manager or its affiliates directly or on behalf of joint ventures in which the company has an interest were as follows for the nine months ended September 30, 2003 and 2002 are as follows:


                                             2003          2002
                                             ----          ----

Organization and offering expenses       $   626,083    $ 1,116,573   Charged to members equity
Underwriting commissions                     834,777        714,679   Charged to members equity
Acquisition fees                              58,282      4,983,005   Capitalized as part of investment
                                                                        in operating leases
Acquisition fees                             505,070         -        Capitalized as part of investment
                                                                        in finance leases
Acquisition fees                              81,863      1,117,901   Capitalized as part of investment
                                                                        in unconsolidated joint ventures
Management fees                            1,449,118        259,045   Charged to operations
Administrative expense reimbursements        579,647        103,614   Charged to operations
                                         -----------    -----------

                                         $ 4,134,840    $ 8,294,817
                                         ===========    ===========




     As of September 30, 2003, the LLC paid $891,247 to the Manager for acquisition fees on consolidated transactions for which binding agreements exist that are expected to be consummated during the fourth quarter 2003. These amounts are not included in the table above. These amounts are recorded under the caption Other Assets on the accompanying condensed balance sheet.

4.   Investment in Finance and Operating Leases

     During the quarter ended September 30, 2003, the LLC invested $8,884,378 (including acquisition fees) in equipment subject to leases with third parties. The equipment consists of a Double Kraft Paper Forming Tubing Unit (second of its kind on lease), and a High End Paper Converting Line, both on lease to Wildwood Industries, Inc. This equipment was acquired for $2,185,660 in cash. In addition, the LLC acquired additional semiconductor testing devices which are on lease to Advance Micro Devices, Inc. for $4,697,707 in cash as well as fifty Great Dane Trailers with Carrier Ultra Refrigeration units, which are on lease to Conwell Corporation for $2,001,011. The leases expire between April 2004 and April 2010, respectively. During the quarter ended June 30, 2003, the LLC had invested $10,457,398 (including acquisition fees) in equipment subject to leases with third parties.

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

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

        Notes to Condensed Consolidated Financial Statements - Continued

     ICON/Kenilworth LLC
     -------------------

     On September 30, 2002, the LLC and Fund Eight B formed ICON/Kenilworth LCC for the purpose of acquiring a natural gas-fired 25 mw co-generation facility for a total purchase price of $8,410,000 in cash, with an assumed non-recourse debt of $6,918,091 consisting of a senior debt of $6,679,355 and a junior debt of $238,736. The facility is subject to a lease with Energy Factors Kenilworth, Inc., and the lease expires in July 2004. In addition, there was a total of $459,843 in acquisition fees paid to the Manager. The outstanding debt at September 30, 2003 was $3,757,037. The LLC and Fund Eight B have ownership interests of 95% and 5%, respectively.

     ICON Aircraft 46835 LLC
     -----------------------

     In 2002, the LLC and Fund Eight B formed ICON Aircraft 46835 LLC for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft leased to Federal Express through March 2007. The aircraft was acquired for a purchase price of $25,291,593, which was funded with cash of $3,000,000 and non-recourse debt of $22,291,593. The rents and the aircraft have been assigned to the non-recourse lender. The lease is scheduled to expire in March 2007, at which time the balance of the non-recourse debt outstanding is scheduled to be approximately $2,708,000. At September 30, 2003, the outstanding balance was $17,510,878. In addition, there was a total of $758,748 in acquisition fees paid to the Manager. The LLC and Fund Eight B have ownership interests of 85% and 15%, respectively.

     ICON SPK 2023-A, LLC
     --------------------

     During the quarter ended March 31, 2002, the LLC and Fund Eight B formed ICON SPK 2023-A, LLC for the purpose of acquiring a portfolio of leases for an aggregate purchase price of $7,750,000 plus $232,500 of acquisition fees paid to the Manager. The purchase was funded with cash. The leases expire on various dates through April 2008. The LLC and Fund Eight B have ownership interests of 51% and 49% respectively. During the quarter ended September 30, 2003, the venture sold equipment realizing a gain of $24,730.

Investment in Unconsolidated Joint Ventures

     The joint ventures described below are 50% and 10% owned respectively, and are accounted for following the equity method.

     ICON Aircraft 126, LLC
     ----------------------

     In early 2002, the LLC and Fund Eight B formed ICON Aircraft 126, LLC ("ICON 126") for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited ("D.A.L."), a Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which is on lease to Cathay Pacific through March 2006. The stock was acquired as of March 4, 2002 for a total purchase price of $4,250,000 in cash. The aircraft owned by D.A.L. is subject to non-recourse debt provided by unaffiliated lenders. The lenders have a security interest in the aircraft and an assignment of the rentals under the lease. As of September 30, 2003, there was $64,427,624 outstanding under the non-recourse debt. The LLC and Fund Eight B each own a 50% interest in ICON 126. ICON 126 consolidates the financial position and results of operations of D.A.L. in its consolidated financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

        Notes to Condensed Consolidated Financial Statements - Continued

     The LLC's original investment in ICON Aircraft 126 was recorded at a cost of $3,242,901, inclusive of related acquisition fees of $1,117,901.

     Information as to the unaudited results of operations of ICON Aircraft 126 as of September 30, 2003 is summarized below:

                              Nine Months Ended       Nine Months Ended
                             September 30, 2003       September 30, 2002
                             ------------------       ------------------

Net income                       $   290,362             $   154,196
                                 ===========             ===========

LLC's share of net income        $   145,181             $    77,098
                                 ===========             ===========

     ICON Aircraft 47820 LLC
     -----------------------

     In 2003, the LLC and Fund Eight B formed ICON Aircraft 47820 LLC ("ICON 47820") for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F leased to Federal Express through March 2007. The aircraft was acquired for a purchase price of $27,287,644, which was funded with cash of $3,076,564 and non-recourse debt of $24,211,080. The rents and the aircraft have been assigned to the non-recourse lender. The lease is scheduled to expire in March 2007. As of September 30, 2003, there was $18,862,365 outstanding under the non-recourse debt.

     The LLC and Fund Eight B own a 10% and 90% interest, respectively, in ICON 47820. Fund Eight B consolidates the financial position and results of operations of ICON Aircraft 47820 in its consolidated financial statements.

     The LLC's original investment in ICON 47820 was recorded at a cost of $389,518, inclusive of related acquisition fees of $81,863. Information as to the unaudited results of operations of ICON 47820 as of September 30, 2003 is summarized below:

                                       Nine Months Ended
                                       September 30, 2003
                                       ------------------

Net loss                                 $   (100,136)
                                         ============

LLC's share of net loss                  $    (10,013)
                                         ============

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

     Subsequent to September 30, 2002, ICON Aircraft 128 exercised its options and acquired the remaining 47% interest from HXO for $2,028,000 in cash and incurred additional acquisition fees of $30,840 paid to the Manager. As of September 30, 2003, ICON Aircraft 128 continues to own 100% of the investment.

     The aircraft owned by HXO is subject to non-recourse debt to unaffiliated lenders. As of September 30, 2003, there was $58,833,505 outstanding under the non-recourse debt. ICON Aircraft 128 consolidates the financial position and results of operations of HXO in its consolidated financial statements.

ICON Railcar I LLC
-----------------

     In November 2002, the LLC formed ICON Railcar I LLC for the purpose of acquiring a total of 434 coal gondola railcars for a total purchase price of $5,667,220, which was funded with cash of $1,227,886 and non-recourse debt of $4,439,334 subject to two separate leases as follows:

(i) 324 railcars were leased to Texas Genco LP which were acquired for a purchase price of $4,424,220, which was funded with cash of $1,101,429 and non-recourse debt of $3,172,213. The rents and railcars have been assigned to the non-recourse lender. The lease is scheduled to expire in March 2007 with a remarketing period which extends to June 2007 at which time the balance of the non-recourse debt is scheduled to be approximately $1,603,000. In addition, there was a total of $132,727 in acquisition fees paid to the Manager. As of September 30, 2003, there was $3,172,213 outstanding under the non-recourse debt. During the quarter ended September 30, 2003, the LLC sold five of the railcars to the lessee based upon an early termination provision due to damages. The LLC recognized a loss of $24,805.

(ii) 110 railcars were leased to Trinity Rail Management, Inc., which were acquired for a purchase price of $1,243,000, which was funded with cash of $126,457 and non-recourse debt of $1,116,543. The rents and railcars have been assigned to the non-recourse lender. The lease is scheduled to expire in April 2010 with a remarketing period which extends to July 2010 at which time the balance of the non-recourse debt is scheduled to be approximately $387,000. In addition, there was a total of $37,290 in acquisition fees paid to the Manager. As of September 30, 2003, there was $1,062,587 outstanding under the non-recourse debt. Subsequent to the acquisition, the LLC was refunded $14,630 in cash, which was recorded as a reduction to the acquisition cost of the equipment purchased.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

        Notes to Condensed Consolidated Financial Statements - Continued

     ICON Trianon LLC, ICON Trinidad LLC, and ICON Tancred LLC
     ---------------------------------------------------------

     During the third quarter of 2002, the LLC formed ICON Trianon LLC, ICON Trinidad LLC and ICON Tancred LLC (collectively known as "Wilhelmsen") for the purpose of acquiring three car and truck carrying vessels, for $9,690,060 in cash and the assumption of non-recourse debt of $64,329,764. The vessels are subject to lease with Wilhelmsen Lines Shipowning, a wholly-owned subsidiary of Wallenius Wilhelmsen Lines ASA, and the leases expire in December 2008. In addition, the LLC paid $2,220,595 in acquisition fees to the Manager. As of September 30, 2003, there was $54,768,239 outstanding under the non-recourse debt.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                               September 30, 2003

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

Results of Operations for the Three Months Ended September 30, 2003 and 2002

     Revenues for the quarter ended September 30, 2003 (the "2003 Quarter") were $8,950,551 representing an increase of $6,071,917 over the quarter ended September 30, 2002 (the "2002 Quarter"). The increase in revenue resulted primarily from the additional investments in joint ventures, subsidiaries and leases subsequent to the 2002 Quarter. Rental income, interest income and joint venture income all increased due to these additional investments made subsequent to the 2002 Quarter.

     Expenses for the 2003 Quarter were $9,104,562 representing an increase of $6,015,980 over the 2002 Quarter. The increase resulted from the additional expenses directly related to the new acquisitions subsequent to the 2002 Quarter as compared to the two joint ventures in the 2002 Quarter. The increase in the size of the LLC's lease portfolio and overall growth in size of the operations of the LLC from the 2002 Quarter is consistent with the LLC's increasing level of operations.

     Depreciation and amortization expense increased by $4,233,386 due to the additional investments in operating leases made subsequent to the 2002 Quarter. Interest expense increased by $978,132 due to the additional debt used to acquire investments in operating leases subsequent to the 2002 Quarter. Management fee - Manager increased by $369,324 and administrative fee reimbursement - Manager increased by $147,729 in the 2003 Quarter as compared to the 2002 Quarter. The increase in management fees was consistent with increases in rentals (including financing leases, operating leases and through joint ventures) on which such fees are dependent. The increase in administrative fees was consistent with the increase in operating activities of the LLC. Minority interest in consolidated joint ventures increased by $51,606, and general and administrative expenses increased by $192,810 in the 2003 Quarter as compared to the 2002 Quarter.

     Net loss for the 2003 Quarter and the 2002 Quarter was $154,011 and $209,948, respectively. The net loss per weighted average additional member shares outstanding for the 2003 Quarter and the 2002 Quarter was $1.54 and $6.00, respectively.

Results of Operations for the Nine Months Ended September 30, 2003 and 2002

     Revenues for the nine months ended September 30, 2003 (the "2003 Period") were $26,445,064 representing an increase of $22,175,095 over the nine months

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                               September 30, 2003


ended September 30, 2002 (the "2002 Period"). The increase in revenue resulted primarily from the additional investments in joint ventures subsidiaries and leases. Rental income, interest income and joint venture income all increased due to these additional investments in operating leases made subsequent to the 2002 Period.

     Expenses for the 2003 Period were $27,566,274 representing an increase of $23,153,019 over the 2002 Period. The increase resulted from the additional expenses directly related to the new acquisitions made subsequent to the 2002 Period. The increase in the size of the LLC's lease portfolio and overall growth in size of the operations of the LLC from the 2002 Period is consistent with the LLC's increasing level of operations.

     Depreciation and amortization expense increased by $15,988,924 due to the additional investments in operating leases made subsequent to the 2002 Period. Interest expense increased by $5,138,153 due to the additional debt used to acquire investments in operating leases made subsequent to the 2002 Period. Management fee - Manager increased by $1,190,073 and administrative fee reimbursement - Manager increased by $476,033 in the 2003 Period as compared to the 2002 Period. The increase in management fees was consistent with increases in rentals (including financing leases, operating leases and through joint ventures) on which such fees are dependent. The increase in administrative fees was consistent with the increase in operating activities of the LLC. Minority interest in consolidated joint ventures decreased by $129,170, and general and administrative expenses increased by $441,376 in the 2003 Quarter as compared to the 2002 Period. Minority interest expense decreased due to losses and reduced income experienced by the joint ventures.

     Net loss for the 2003 Period and the 2002 Period was $1,121,210 and $143,286, respectively. The net loss per weighted average additional member shares outstanding for the 2003 Period and the 2002 Period was $12.65 and $6.43, respectively.

Liquidity and Capital Resources

     On April 30, 2003, the LLC had its final closing with a cumulative total of 99,743.474 units admitted totaling $99,743,474 in capital contributions. Cumulative sales and offering expenses incurred in connection with these capital contributions was $12,212,092.

     As cash is realized from operations, the LLC will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

     The LLC's primary source of funds for the nine months ended September 30, 2003 was capital contributions, net of offering expenses, of $37,028,899 and proceeds from the sale of equipment of $329,409. Cash was utilized, in part, for investment in finance leases of $17,340,765, an operating lease of $2,001,011, by cash distributions to members of $5,778,998, distributions to the minority interest holder of $1,032,421 and investment in a joint venture of $389,518. Further, the LLC intends to reinvest cash generated from operations and sales in excess of its distribution objectives and reserve requirements in additional leased equipment.

     During the quarter ended June 30, 2002, certain affiliated funds entered into a $17,500,000 joint and several line of credit agreement dated as of May 30, 2002. They were ICON Income Fund Eight A L.P., ICON Income Fund Eight B L.P.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                               September 30, 2003

and ICON Cash Flow Partners L.P. Seven (the "Initial Funds"), with Comerica Bank as lender. Under the terms of the agreement, the Initial Funds may borrow at a rate equal to the Comerica Bank base rate plus 1% (together, 5.00% at September 30, 2003) and all borrowings are to be jointly and severally collateralized by the present values of rents receivable and equipment owned by all of the Initial Funds sharing in the joint line of credit. On December 12, 2002, the agreement was amended to admit the LLC, collectively along with the Initial Funds (the "Funds"), as a borrower sharing the $17,500,000 joint line of credit agreement. The Funds have entered into a Contribution Agreement, dated as of May 30, 2002, as amended December 12, 2002, pursuant to which the Funds have agreed to restrictions on the amount and the terms of their respective borrowings under the line of credit in order to minimize the risk that a Fund would not be able to repay its allocable portion of the outstanding revolving loan obligation at any time, including restrictions on any Fund borrowing in excess of the lesser of (A) an amount each Fund could reasonably expect to repay in one year out of its projected free cash flow, or (B) the greater of (i) the Borrowing Base (as defined in the line of credit agreement) as applied to such Fund, and (ii) 50% of the net worth of such Fund. The Contribution Agreement provides that, in the event a Fund pays an amount under the agreement in excess of its allocable share of the obligation under the agreement whether by reason of an Event of Default or otherwise, the other Funds will immediately make a contribution payment to such Fund in such amount that the aggregate amount paid by each Fund reflects its allocable share of the aggregate obligations under the agreement. The Funds' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Fund. The line of credit was extended for twelve additional months expiring May 31, 2004. The LLC violated a financial covenant at December 31, 2002 creating an Event of Default. The bank granted a waiver to the LLC with respect to this Event of Default. As of September 30, 2003, there were no borrowings by the LLC under the line. Aggregate borrowing by all Funds under the line of credit agreement aggregated $10,199,986 on September 30, 2003.

     Cash  distributions  to  additional  members  for the 2003  Period and 2002
Period,   which  were  paid  monthly,   totaled   $5,721,208   and   $1,217,273,
respectively.

     As of September 30, 2003, there were no known trends or demands, commitments, events or uncertainties, which are likely to have any material effect on liquidity. As cash is realized from operations and additional borrowings, the LLC will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

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

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                               September 30, 2003

Item 4.   Controls and Procedures

     Beaufort J.B. Clarke and Thomas W. Martin, the Principal Executive and Principal Financial Officers, respectively, of ICON Capital Corp. ("ICC"), the Manager of the LLC, have evaluated the disclosure controls and procedures of the LLC as of the quarter ended September 30, 2003. As used herein, the term "disclosure controls and procedures" has the meaning given to the term by Rule 13a-14 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and includes the controls and other procedures of the LLC that are designed to ensure that information required to be disclosed by the LLC in the reports that it files with the SEC under the Exchange Act is recorded processed, summarized and reported within the time periods specified in the SEC's rules and forms. As part of their evaluation, Messrs. Clarke and Martin conferred with the finance and accounting staff of ICC and the finance and accounting staff of ICON Holdings Corp., the parent of the Manager. Based upon their evaluation, Messrs. Clarke and Martin have concluded that the LLC's disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by the LLC in this report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms applicable to the preparation of this report.

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

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     32.1 Certification of Chairman and Chief Executive Officer.

     32.2 Certification of Executive Vice President and Principal Financial and Accounting Officer.

     33.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. (Section)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     33.2 Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C. (Section)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                             ICON Income Fund Nine, LLC
                             File No. 333-67638(Registrant)
                             By its Manager,
                             ICON Capital Corp.



       November 14, 2003     /s/ Thomas W. Martin
       -----------------     -------------------------------------
              Date           Thomas W. Martin
                             Executive Vice President
                             (Principal Financial and Accounting Officer)
                             ICON Capital Corp.
                             Manager of ICON Income Fund Nine, LLC

                              Certifications - 10-Q
                              ---------------------

EXHIBIT 32.1

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

Dated:  November 14, 2003

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
Manager of ICON Income Fund Nine, LLC

                              Certifications - 10-Q
                              ---------------------

EXHIBIT 32.2

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

Dated:  November 14, 2003

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Income Fund Nine, LLC

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                               September 30, 2003

EXHIBIT 33.1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the Manager of ICON Income Fund Nine, LLC, certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended September 30, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Nine, LLC.

Dated:  November 14, 2003




/s/ Beaufort J.B. Clarke
------------------------------------------------------
Beaufort J.B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
Manager of ICON Income Fund Nine, LLC

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                               September 30, 2003

EXHIBIT 33.2

     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the Manager of ICON Income Fund Nine, LLC, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended September 30, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Nine, LLC.

Dated:  November 14, 2003




/s/ Thomas W. Martin
-------------------------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Income Fund Nine, LLC