Form 10-K
period 2003-12-31
ICON INCOME FUND NINE LLC
filed 2004-03-30
CIK 1157522

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                   December 31, 2003
                         -------------------------------------------------------

                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

Commission File Number                               333-67638
                      ----------------------------------------------------------

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

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2003

                                TABLE OF CONTENTS

Item                                                                      Page
----                                                                      ----

PART I

1.   Business                                                              3-4

2.   Properties                                                              4

3.   Legal Proceedings                                                       4

4.   Submission of Matters to a Vote of Security Holders                     4

PART II

5.   Market for the Registrant's Securities and Related
     Security Holder Matters                                                 4

6.   Selected Consolidated Financial Data                                    5

7.   Manager's Discussion and Analysis of Financial
     Condition and Results of Operations                                  5-12

7A.Qualitative and Quantitative Disclosures About Market Risk               12

8.   Consolidated Financial Statements                                   13-36

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                    37

9a.  Controls and Procedures                                                37

PART III

10.  Directors and Executive Officers of the Registrant's
     Manager                                                             37-38

11.  Executive Compensation                                                 38

12.  Security Ownership of Certain Beneficial Owners
     and Management                                                         39

13.  Certain Relationships and Related Transactions                         39

14.  Principal Accounting Fees and Services                                 39

PART IV

15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K     39-40

SIGNATURES                                                                  41

Certifications                                                           42-43

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2003


PART I

Item 1.  Business
         --------

General Development of Business

     ICON Income Fund Nine, LLC (the "LLC") was formed on July 11, 2001, pursuant to the Amended and Restated Operating Agreement of ICON Income Fund Nine, LLC ("Operating Agreement"). The LLC is a Delaware limited liability company with an initial capitalization of $1,000 by ICON Capital Corp. (the "Manager") for one member share. It was formed to acquire various types of equipment subject to leases with third parties and to make related investments pursuant to the Operating Agreement. The LLC's maximum offering is $100,000,000. The LLC commenced business operations on December 18, 2001, with the admission of members representing 1,249.91 additional members' shares at $1,000 per share, aggregating $1,249,910 of capital contributions. Since then through the LLC's final offering closing on April 30, 2003, members shares representing 98,416.17 additional members shares were admitted into the LLC with aggregate gross proceeds of $98,416,170. Since the LLC's initial admission of additional members, 675.08 additional member shares have been redeemed, bringing the additional members shares at December 31, 2003 to 98,991.000 shares aggregating $98,991,003 in capital contributions (exclusive of the Manager's interest as a member).

     The Manager of the LLC is ICON Capital Corp. (the "Manager") a Connecticut corporation. The Manager manages and controls the business affairs of the LLC's equipment leases and financing transactions under a management agreement with LLC.

Segment Information

     The LLC intends has only one operating segment: the business of acquiring equipment subject to leases with companies that the LLC believes to be creditworthy, and making related investments.

Narrative Description of Business

     The LLC is an equipment leasing income fund. The principal objective of the LLC is to obtain the maximum economic return from its investments for the benefit of its members. To achieve this objective, the LLC intends to: (i) acquire a diversified portfolio of low obsolescence equipment having long lives and high residual values; (ii) make monthly cash distributions to its members commencing with each member's admission to the LLC, continuing through the reinvestment period, which will end no later than the eighth anniversary after the final closing date; (iii) re-invest substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period; and (iv) sell the LLC's investments and distribute the cash from sales of such investments to its members after the end of the reinvestment period.

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

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2003

Lease Transactions

     During 2003 the LLC invested in one joint venture, acquired equipment subject to leases and invested in a unguaranteed residual value. During 2002 the LLC invested in four joint ventures, with one affiliate, and acquired four investments in subsidiaries. (See Notes to the consolidated financial statements in Part II, Item 8).

Item 2.  Properties
         ----------

     The LLC neither owns nor leases office space or any other real property in its business as the present time.

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

     No matters were submitted to a vote of security holders during fourth quarter of 2003.

PART II

     Item 5. Market for the Registrant's Securities and Related Security Holder Matters

     The LLC's shares are not publicly traded nor is there currently a market for the LLC's shares. It is unlikely that any such market will develop.

                                      Number of Equity Security Holders
Title of Class                            as of February 29, 2004
--------------                            -----------------------


Manager (as a member)                                   1
Additional members                                  3,230


     The LLC made cash distributions to the members for 2003 and 2002 on a monthly basis, totaling $8,035,669 and $2,203,573 for the respective years. For the year 2004, the LLC has made cash distributions of $2,248,886 to the additional members.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2003

Item 6.  Selected Financial Data
         ----------------------



                                                                Year ended             Year ended
                                                            December 31, 2003      December 31, 2002
                                                            -----------------      -----------------

Total revenue                                             $      35,487,952     $        11,533,581
                                                          =================     ===================

Net loss                                                  $        (883,208)    $          (575,776)
                                                          =================     ===================

Net loss allocable to additional members                  $        (874,376)    $          (570,018)
                                                          =================     ===================

Net loss allocable to the Manager                         $          (8,832)    $            (5,758)
                                                          =================     ===================

Weighted average additional member shares outstanding                90,813                  29,023
                                                          =================     ===================

Net loss per weighted average additional member share     $           (9.73)    $            (19.64)
                                                          =================     ===================

Distributions to additional members                       $       7,955,313     $         2,181,537
                                                          =================     ===================

Distributions per weighted additional member units        $           87.60     $             75.17
                                                          =================     ===================

Distributions to the Manager                              $          80,356     $            22,036
                                                          =================     ===================




                                  December 31, 2003      December 31, 2002
                                  ----------------       -----------------

Total assets                    $      212,905,177     $       209,646,396
                                ==================     ===================

Note Payable                    $      134,463,196     $       156,955,116
                                ==================     ===================

Members' equity                 $       75,153,869     $        47,738,810
                                ==================     ===================


     The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

Item 7. Manager's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-Looking Information - The following discussion and analysis should be read in conjunction with the audited consolidated financial statements included herein. Certain statements within this document may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the LLC believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2003

     Overview - The results of operations for the year ended December 31, 2003 reflect the risk factors outlined in the LLC's prospectus. Such risk factors include, but are not limited to, the decline in the value of the LLC's equipment, no guarantee of profitability, the potential of lessee default, and economic factors such as prevailing interest rates. These risk factors affect the LLC's ability to realize income, in that they increase the LLC's expenses by way of additional depreciation, impairment loss, and provision for bad debts. In addition, depending on the size of the portfolio and the amount of equipment purchased by the LLC during the Reinvestment Period the risk factors outlined above could negatively impact the cash flow.

     During the year ended December 31, 2003, our attention was primarily focused on identifying investments which met our investment criteria in order to seize acquisition opportunities.

     Management anticipates that substantially all revenues will be generated from the rentals derived from the equipment on lease, re-financing of existing transactions, and proceeds from the sale of equipment. Our most significant challenges and risks in the future include our ability to continue to identify leases involving business-essential equipment on lease to creditworthy lessees.

     The U.S. economy appears to be recovering and the leasing industry's outlook for 2004 is encouraging. Many experts foresee an increase in capital spending by corporations through 2007 which should increase the pool of available secondary market leases, and to that end, the LLC is seeing more opportunities in this market. Nonetheless, a key obstacle still facing the leasing industry is the continued low interest rate environment, which reduces leasing volume inasmuch as customers are more prone to purchase than lease. However, as economic growth may continue and interest rates may begin to rise over time, more lessees are expected to return to the marketplace.

     The LLC - The LLC was formed on July 11, 2001, pursuant to the Amended and Restated Operating Agreement of ICON Income Fund Nine, LLC ("Operating
Agreement"). The LLC is a Delaware limited liability company with an initial capitalization of $1,000 by ICON Capital Corp. (the "Manager") for one member share. It was formed to acquire various types of equipment subject to leases with third parties and to make related investments pursuant to the Operating
Agreement. The LLC's maximum offering is $100,000,000. The LLC commenced business operations on December 18, 2001, with the admission of members representing 1,249.91 additional members' shares at $1,000 per share, aggregating $1,249,910 of capital contributions. Since then through the LLC's final offering closing on April 30, 2003, members shares representing 98,416.17 additional members shares were admitted into the LLC with aggregate gross proceeds of $98,416,170. Since the LLC's initial admission of additional members, 675.08 additional member shares have been redeemed, bringing the additional members shares at December 31, 2003 to 98,991.003 shares aggregating $98,991,003 in capital contributions (exclusive of the Manager's interest as a member).

     The LLC's portfolio consisted of a net investment in finance leases, operating leases, equity investment in unguaranteed residual values and joint ventures, representing 8%, 88%, 2% and 2%, respectively of total investments at December 31, 2003.

Results of Operations for the Years Ended December 31, 2003, 2002 and 2001

     Revenues for the year ended December 31, 2003 (the "2003 Period") were $35,487,952 representing an increase of $23,954,371 over the year ended December 31, 2002 (the "2002 Period"). The increase in revenue resulted primarily from the additional investments in joint ventures, subsidiaries, and leases subsequent to the 2002 Period.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2003

     The expenses for the 2003 Period were $36,371,160. This represents an increase of $24,261,803 over the 2002 Period. The increase resulted from the additional expenses directly relating to the new acquisitions subsequent to the 2002 period. The lease transactions of the LLC's portfolio consisted mainly of operating leases financed with cash and non-recourse debt.

     Depreciation and amortization expense increased by $17,089,564. This directly resulted from the additional investments in operating leases made subsequent to the 2002 Period. Interest expenses increased by $5,185,686. This is attributed to additional debt used to acquire investments in operating leases subsequent to the 2002 Period. Management fees - Manager increased by $1,293,719 and administrative expense reimbursements - Manager increased by $517,492 compared to the 2002 Period. This increase in management fees is consistent with the increase in rentals (including finance leases, operating leases and joint ventures) on which such fees are dependent. The increase in administrative expenses are consistent with the increase in operating activities of the LLC. Minority interest in consolidated joint venture decreased by $115,073 for the 2003 Period as compared to the 2002 Period.

     Net loss for the 2003 Period and 2002 Period was $883,208 and $575,776, respectively. The net loss per weighted average additional member shares outstanding for the 2003 Period and 2002 Period were $9.73 and $19.64, respectively.

     Since the LLC commenced operation on December 18, 2001, a comparison of the results of operation is not practical. The results of operations for 2002 and 2001 are consistent with the level of operation.

Liquidity and Capital Resources

     The LLC's primary source of liquidity for 2003 was cash provided by financing activities of $28,291,654 which was mainly due to the issuance of additional membership shares. There was cash distributions of $8,026,010, and proceeds from the issuance of additional membership shares of $36,955,462 net of offering expenses.

     The LLC's largest reduction in liquidity was due to cash used in investing activities of $25,002,239 which was mainly due to investments in finance leases of $17,340,765. The LLC also invested in unguaranteed residual values of $4,454,003 and in operating leases of $2,001,011.

     The LLC's cash flow from operating activities may be less than the LLC's current level of expenses. To the extent that cash flow is insufficient to pay such expenses, the LLC may be required to sell assets prior to maturity or borrow against future cash flows.

     On May 30 2002, certain affiliated funds entered into a $17,500,000 joint and several line of credit agreement dated as of May 30, 2002. They were ICON Income Fund Eight A L.P., ICON Income Fund Eight B L.P. and ICON Cash Flow Partners L.P. Seven (the "Initial Funds"), with Comerica Bank as lender. Under the terms of the agreement, the Initial Funds may borrow at a rate equal to the Comerica Bank base rate plus 1% (together, 5.00% at December 31, 2003) and all borrowings are to be jointly and severally collateralized by the present values of rents receivable and equipment owned by all of the Initial Funds sharing in the joint line of credit. On December 12, 2002, the agreement was amended to admit the LLC, collectively along with the Initial Funds (the "Funds"), as a borrower sharing the $17,500,000 joint line of credit agreement. The Funds have entered into a Contribution Agreement, dated as of May 30,

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2003

2002, as amended December 12, 2002, pursuant to which the Funds have agreed to restrictions on the amount and the terms of their respective borrowings under the line of credit in order to minimize the risk that a Fund would not be able to repay its allocable portion of the outstanding revolving loan obligation at any time, including restrictions on any Fund borrowing in excess of the lesser of (A) an amount each Fund could reasonably expect to repay in one year out of its projected free cash flow, or (B) the greater of (i) the Borrowing Base (as defined in the line of credit agreement) as applied to such Fund, and (ii) 50% of the net worth of such Fund. The Contribution Agreement provides that, in the event a Fund pays an amount under the agreement in excess of its allocable share of the obligation under the agreement whether by reason of an Event of Default or otherwise, the other Funds will immediately make a contribution payment to such Fund in such amount that the aggregate amount paid by each Fund reflects its allocable share of the aggregate obligations under the agreement.

     The Funds' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Fund. The line of credit was extended for twelve additional months expiring May 31, 2004. As of December 31, 2003, the LLC had no borrowings under the line. Aggregate borrowing by all Funds under the line of credit agreement aggregated $12,779,986 on December 31, 2003.

     The LLC has the following contractual obligations as of December 31, 2003. This obligation arises mainly from the acquisition of equipment subject to lease. Rental payments from the leases associated with this equipment are assigned to paydown such obligation.



                                                                 Payments Due By Period
                                                                 ----------------------

                                            2004            2005          2006           2007           2008
                                            ----            ----          ----           ----           ----

 Long-term obligation (Notes payable)    23,361,896     21,515,720     63,836,304     16,101,943      9,647,333



     See Note 9 to the consolidated financial statements, as set forth in Part II, Item 8, Consolidated Financial Statements, for information regarding non-recourse debt.

     Cash distributions to the additional members for the years ended December 31, 2003 and 2002, which were paid monthly, totaled $7,955,313 and $2,181,537, respectively, which was a return of capital. The monthly annualized cash distribution rate to additional members for the years ended December 31, 2003 and 2002 was 9% respectively, which was a return of capital.

     As of December 31, 2003, there were no known trends or demands, commitments, events or uncertainties except those stated above, which are likely to have any material effect on liquidity. As cash is realized from operations and additional borrowings, the LLC will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

     We do not consider the impact of inflation to be material in the analysis of our overall operations.

Critical Accounting Policies and Management Estimates

     The policies discussed below are considered by the Manager to be critical to an understanding of the LLC's consolidated financial statements because their application places the most significant demands on the General Partner's judgments, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, the Manager cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2003

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires the LLC's management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and revenues and expenses during the reporting periods. Significant estimates include the allowance for doubtful assets and unguaranteed residual values. Management believes that the estimates and assumptions utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ from those estimates. In addition, management is required to disclose contingent assets and contingent liabilities.

     Leases and Revenue Recognition - The LLC accounts for owned equipment leased to third parties as finance leases, leveraged leases, or operating leases, as appropriate. Initial direct costs are capitalized and are amortized over the terms of the related leases using the interest method.

     For finance leases, the LLC records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method.

     For operating leases, equipment is recorded and depreciated on the straight-line method over the lease term to its estimated residual value at lease termination and is subject to the LLC's impairment policy. Related lease rentals are recognized on the straight line method over the lease terms. Billed and uncollected operating lease receivables are included in other assets.

     Impairment - Residual values of the LLC's asset portfolio are periodically reviewed to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The events or changes in circumstances which generally indicate that the residual value of an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than the LLC's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the LLC's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the LLC does not recover its residual until the non-recourse note obligation is repaid in full.

     An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset's expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets simultaneously, if held in quantity, or to dispose of the asset quickly. Impairment is measured as the difference between the fair value of the assets and its carrying value on the measurement date.

     Investments in Estimated Unguaranteed Residual Values - The LLC carries its investments in the future estimated unguaranteed residual values of assets at

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2003

cost, which is equal to or less than market value, subject to the LLC's policy relating to impairment review. Proceeds received are recognized as a recovery of cost due to uncertainty of ultimate realization. Proceeds received in excess of costs are recognized as gains.

     Credit Risk - Financial instruments that potentially subject the LLC to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables and accounts receivables. The LLC places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the LLC. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases.

     The LLC records a provision for doubtful accounts to provide for estimated credit losses in its portfolio. The allowance for doubtful accounts is based on an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The LLC's write-off policy is based on an analysis of the aging of the LLC's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved or written off when the analysis indicates that the probability of collection of the account is remote.

LLC Activities During 2003 and 2002

     During the year ended December 31, 2003, the LLC invested $24,185,297 in cash for its share of purchased equipment subject to lease.

     During the first quarter 2003, the LLC through a Joint Venture ICON Aircraft 47820 LLC with an affiliate, acquired a McDonnell Douglas DC-10-30F aircraft subject to lease with Fedex Corporation. The LLC invested $307,655 in the venture, and paid $81,863 in acquisition fees to the Manager. The aggregate purchase price for the aircraft paid by ICON 47820 was $27,287,644. (See Note 4 to the consolidated financial statements.)

     During the second quarter 2003, the LLC acquired various manufacturing equipment for a purchase price of $2,411,555 and paid $72,347 in acquisition fees to the Manager. This equipment is subject to lease with Metaldyne Corporation through December 2009. Also in the second quarter 2003, the LLC invested in a Double Kraft Paper Forming Tubing unit equipment subject to lease with Wildwood Industries, Inc. through January 2007 for $1,350,000 and paid acquisition fees of $40,500 to the Manager. In addition, equipment consisting of microprocessor manufacturing devices were acquired for a purchase price of $6,391,258 and paid the Manager acquisition fees of $191,738. This equipment is subject to lease with Advance Micro Devices, Inc. through June 2007.

     During the third quarter 2003, the LLC acquired various semiconductor memory testing equipment for $4,560,881 and paid the Manager $136,826 in acquisition fees. This equipment is subject to lease with Advance Micro Devices, Inc. through June 2007. In addition, equipment subject to lease with Wildwood Industries, Inc., were acquired for $2,122,000 and acquisition fees of $63,660 was paid to the Manager. The equipment consists of one High-End Paper Converting Line, one Inline Trifold Finishing System, and other manufacturing equipment. This equipment is on lease through September 2008. The LLC also acquired fifty New Great Dane Trailers with Carrier Ultra Refrigeration Units for $1,942,729 and paid the manager $58,282 in acquisition fees. This equipment is subject to lease with Conwell Corporation ("Conwell") a wholly-owned subsidiary of Frozen Foods Express Industries, Inc. through April 2010.

                         ICON Income Fund Nine, LLC (A
                      Delaware Limited Liability Company)

                                December 31, 2003

     During the fourth quarter 2003, the LLC entered into an agreement with Summit Asset Management Limited to acquire a 90% interest in the unguaranteed residual values of equipment on lease. The investment cost was $3,322,542 and an acquisition fee of $1,131,461 was paid to the manager for the transaction. Debt associated with the equipment portfolio was $34,390,025 at the time of the investment (See Note 8 to the consolidated financial statements).

During 2002, the LLC acquired a number of investments that were classified as operating leases.

     The acquisitions were as follows:

(i)  A portfolio of leases  acquired  through a joint  venture  (ICON SPK 2023-A
     LLC), with an affiliate.

(ii) An Airbus A 340-313X through its 50% interest in ICON Aircraft 126 LLC.

(iii)An Airbus  A340-300ER  aircraft  through its interest in ICON  Aircraft 128
     LLC.

(iv) A  25  MW   co-generation   facility   acquired  through  a  joint  venture
     (ICON/Kenilworth LLC) with an affiliate.

(v) Three car and truck carrying vessels were acquired in the third quarter of 2002 (ICON Trianon LLC, ICON Trinidad LLC and ICON Tancred LLC).

(vi) 434 railcars were acquired in November 2002 (ICON Railcar I LLC).

(vii)An aircraft was acquired through a joint venture (ICON Aircraft 46835 LLC) with an affiliate.

Recent Accounting Pronouncement

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material effect on the LLC's financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures in its statements of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For

                           ICON Income Fund Nine, LLC
                       (A Delaware Limited Liability LLC)

                                December 31, 2003

nonpublic entities, the effective date of the provisions of SFAS No. 150 that relate to mandatorily redeemable financial instruments has been deferred until fiscal years that begin after December 31, 2003. The adoption of this standard is not expected to have a material effect on the LLC's financial position or results of operations. In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. In December 2003, the FASB issued a revision to FIN 46, or Revised Interpretation, to clarify some of the provisions of FIN 46. FIN 46 provides guidance on how to identify a variable interest entity, or VIE, and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE must be included in a LLC's consolidated financial statements. A LLC that holds variable interests in an entity is required to consolidate the entity if the LLC's interest in the VIE is such that the LLC will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if any. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. There has been no material impact to the LLC's financial statements and there is no expected impact from the adoption of the deferred provisions in the first quarter of fiscal year 2004.

     The LLC does not believe that any other recently issued, but not yet effective, accounting standards will have a material effect on the LLC's financial position or results of operations.

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

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2003

Item 8.  Consolidated Financial Statements
         ----------------------------------

                          Index to Financial Statements


                                                                     Page Number
                                                                     -----------


Independent Auditors' Reports                                          15-16

Consolidated Balance Sheets as of  December 31, 2003 and 2002             17

Consolidated Statements of Operations for the Years Ended
 December 31, 2003 and 2002, and for the Period from July 11, 2001
 (date of inception) to December 31, 2001                                 18

Consolidated Statement of Changes in Members' Equity
 for the Period from July 11, 2001 (date of inception)
  to December 31, 2001 and the Year Ended December 31, 2003 and 2002      19

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 2003 and 2002 and for the Period from July 11, 2001
 (date of inception) to December 31, 2001                              20-22

Notes to Consolidated Financial Statements                             23-36

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                        Consolidated Financial Statements

                                December 31, 2003

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


The Members
ICON Income Fund Nine, LLC

We have audited the accompanying consolidated balance sheet of ICON Income Fund Nine, LLC (a Delaware limited liability company) and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, changes in members' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the LLC's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the Unites States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Income Fund Nine, LLC and subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Hays & Company LLP


March 19, 2003
New York, New York

                          Independent Auditors' Report
                          ----------------------------

The Partners
ICON Income Fund Nine, LLC:

We have audited the accompanying balance sheet of ICON Income Fund Nine, LLC (a Delaware limited liability company) as of December 31, 2002 and the related statements of operations, members' equity, and cash flows of for the year ended December 31, 2002 and for the period from July 11, 2001 (date of inception) to December 31, 2001. These consolidated financial statements are the responsibility of the LLC's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of ICON Income Fund Nine, LLC as of December 31, 2002, and the results of its operations and its cash flows of for the year ended December 31, 2002 and for the period from July 11, 2001 (date of inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/KPMG LLP

March 26, 2003

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                           Consolidated Balance Sheets

                           December 31, 2003 and 2002



                                                                    2003                     2002
         Assets                                                     ----                     ----
        -------

Cash and cash equivalents                                     $        14,651,555      $    9,456,992

Investment in finance leases
   Minimum rents receivable                                            16,958,283                 -
   Estimated unguaranteed residual values                               1,693,570                 -
   Initial direct costs, net                                              410,719                 -
   Unearned income                                                     (3,462,258)                -
                                                              -------------------      --------------

  Net investment in finance leases                                     15,600,314                 -
                                                              -------------------      --------------

Investment in operating leases
   Equipment at cost                                                 203,216,185            203,025,329
Accumulated depreciation                                             (31,186,896)            (7,651,465)
                                                              -------------------      ----------------
                                                                     172,029,289            195,373,864
                                                              -------------------      ----------------

Investment in unguaranteed residual values                             4,454,003                   -
Investment in unconsolidated joint ventures                            3,954,634              3,367,129
Due from affiliates                                                      103,885                 36,994
Due from Manager                                                         289,422                   -
Other assets, net                                                      1,822,075              1,411,417
                                                              -------------------      ----------------

Total assets                                                  $      212,905,177       $    209,646,396
                                                              ===================      ================

         Liabilities and Members' Equity

Notes payable - non-recourse                                  $      134,463,196       $    156,955,116
Due to Manager                                                                -                  32,687
Accounts payable and other liabilities                                   476,253                236,549
Deferred income                                                               -                 759,569
Minority interest in consolidated joint ventures                       2,811,859              3,923,665
                                                              ------------------       ----------------
                                                                     137,751,308            161,907,586
                                                              ------------------       ----------------

Commitment and Contingencies

Members' equity
   Manager (one share outstanding,
      $1,000 per share original issue price)                            (115,985)               (26,797)
   Additional Members (98,991.003 and 57,929.604 shares
      outstanding, $1,000 per share original issue price)             75,269,854             47,765,607
                                                              ------------------       ----------------
   Total members' equity                                              75,153,869             47,738,810
                                                              ------------------       ----------------

Total liabilities and members' equity                         $      212,905,177       $    209,646,396
                                                              ==================       ================



See accompanying notes to consolidated financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                      Consolidated Statements of Operations

         For the Years Ended December 31, 2003, 2002 and for the Period from July 11, 2001 (date of inception) to December 31, 2001




                                                               2003                   2002              2001
                                                               ----                   ----              ----

Revenues

   Rental income                                           $   34,320,268       $    11,362,566    $        -
   Finance income                                                 746,514                  -                -
   Interest income and other                                      225,937                46,787             -
   Net loss on sales of equipment                                  (2,753)                 -                -
   Income from investment in
     unconsolidated joint venture                                 197,986               124,228             -
                                                           --------------       ---------------     ------------

   Total revenues                                              35,487,952            11,533,581             -
                                                           --------------       ---------------     ------------

Expenses

   Depreciation                                                24,741,029             7,651,465             -
   Interest expense                                             8,040,778             2,855,092             -
   Management fees - Manager                                    1,897,722               604,003             -
   Administrative expense reimbursements - Manager                759,089               241,597             -
   General and administrative                                     699,436               503,375              324
   Amortization of initial direct costs                            94,354                  -                -
   Minority interest in consolidated
     joint venture                                                138,752               253,825             -
                                                           --------------       ---------------     ------------

Total expenses                                                  36,371,160            12,109,357              324
                                                           --------------       ---------------     ------------

Net loss                                                   $     (883,208)      $      (575,776)   $        (324)
                                                           ==============       ===============    =============

Net loss allocable to:
   Managing member                                         $       (8,832)      $        (5,758)   $          (3)
   Additional members                                            (874,376)             (570,018)            (321)
                                                           --------------       ---------------    -------------

                                                           $     (883,208)      $      (575,776)   $        (324)
                                                           ==============       ===============    =============

Weighted average number of additional
   member shares outstanding                                       90,813                29,023            2,043
                                                           ==============       ===============    =============

Net loss per weighted average
   additional member shares                                $        (9.63)      $        (19.64)   $       (0.16)
                                                           ==============       ===============    =============






See accompanying notes to consolidated financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

              Consolidated Statement of Changes in Members' Equity

   For the Period from July 11, 2001 (date of inception) to December 31, 2001 and the Years Ended December 31, 2003 and 2002



                                 Additional Members Distributions
                                 -------------------------------

                                      Return of    Investment         Additional      Managing
                                       Capital       Income             Members        Member           Total
                                       -------       ------             -------        ------           -----
                                  (Per weighted average share)


Managing member's capital contribution                            $    -            $       1,000    $     1,000

Proceeds from issuance of additional
   Members' shares (2,834.024 shares)                                    2,834,024           -         2,834,024

Sales and offering expenses                                               (382,593)          -          (382,593)

Net loss                                                                      (321)           (3)           (324)
                                                                  ----------------  ------------     ------------

Balance at December 31, 2001                                             2,451,110           997       2,452,107

Proceeds from issuance of additional members'
   shares (55,095.58 shares)                                            55,095,580           -        55,095,580
55,095,580

Sales and offering expenses                                             (7,029,528)          -       (7,029,528)
(7,029,528)

Cash distributions
  to members                         $ 75.17       $       -           (2,181,537)      (22,036)     (2,203,573)

Net loss                                                                  (570,018)       (5,758)       (575,776)
                                                                  ---------------- -------------     ------------

Balance at December 31, 2002                                            47,765,607       (26,797)     47,738,810

Proceeds from issuance of additional members'
   shares (41,736.48 shares)                                            41,736,480          -         41,736,480

Sales and offering expenses                                             (4,781,018)         -         (4,781,018)

Cash distributions to members         $ 87.60       $       -           (7,955,313)       (80,356)    (8,035,669)

Additional members' shares redeemed                                       (621,526)                      (621,526)

Net loss                                                                  (874,376)       (8,832)       (883,208)
                                                                   ---------------- ------------     ------------


Balance at December 31, 2003                                       $    75,269,854  $   (115,985) $   75,153,869
                                                                   ===============  ============  ==============



See accompanying notes to consolidated financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                      Consolidated Statements of Cash Flows

             For the Years Ended December 31, 2003, 2002 and for the Period from July 11, 2001 (date of inception) to December 31, 2001




                                                                2003            2002                2001

Cash flows from operating activities:
   Net loss                                                   $      (883,208)  $      (575,776) $            (324)
                                                              ---------------   ---------------  -----------------
   Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities:
       Interest expense on non-recourse financing
          paid directly to lenders by lessees                       7,926,897         2,855,092              -
       Depreciation and amortization                               24,835,383         7,651,465              -
       Minority interest in consolidated joint ventures               138,752           253,825              -
       Income from investment in
         unconsolidated joint ventures                               (197,986)         (124,228)             -
       Rental income paid directly to lenders by lessees          (31,560,764)       (8,670,203)             -
       Net loss on sale of equipment                                    2,753                -               -
       Changes in operating assets and liabilities:
          Non-financed receivable                                   1,644,491                -                        -
         Due from affiliates                                          (66,891)          (36,994)             -
         Due from Manager                                            (322,109)           32,687              -
         Other assets, net                                            254,065        (1,411,417)             -
         Accounts payable and other liabilities                       239,704           236,549              -
          Deferred income                                            (105,939)          759,569              -
          Other                                                          -               (2,533)             -
                                                              ---------------   ---------------    ---------------

         Total adjustments                                          2,788,356         1,543,812              -
                                                              ---------------   ---------------    ---------------

Net cash provided by (used in) operating activities                 1,905,148           968,036               (324)
                                                              ---------------   ---------------    ---------------

Cash flows from investing activities:
   Investment in operating leases                                  (2,001,011)      (40,255,102)             -
   Investment in unconsolidated joint ventures                       (389,518)       (3,242,901)              -
   Cash received from escrow                                               -          1,650,000         (1,650,000)
   Proceeds from sales of equipment                                   433,617                 -              -
   Investment in finance leases                                   (17,340,765)                -              -
   Investment in unguaranteed residual values                      (4,454,003)                -              -
   Distribution to minority interest in
     consolidated joint ventures                                   (1,250,559)                -              -
                                                              ---------------   ---------------    ---------------

Net cash used in investing activities                             (25,002,239)      (41,848,003)        (1,650,000)
                                                              ---------------   ---------------    ---------------





                                                        (continued on next page)

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                Consolidated Statements of Cash Flows (continued)

             For the Years Ended December 31, 2003, 2002 and for the Period from July 11, 2001 (date of inception) to December 31, 2001



                                                                     2003            2002               2001
                                                                     ----            ----               ----

Cash flows from financing activities:
   Managing member's capital contribution                                  -               -               1,000
   Issuance of additional membership shares
    net of offering expenses                                        36,955,462       48,066,052        2,453,964
   Minority interest contribution, net                                      -         3,669,840            -
   Cash distributions to members                                    (8,026,010)      (2,203,573)           -
   Repayment of notes payable - non-recourse debt                      (16,272)            -               -
   Redemption of additional members' shares                           (621,526)            -               -
                                                                  ------------     ------------     ------------

Net cash used in financing activities                               28,291,654       49,532,319        2,454,964
                                                                  ------------     ------------     ------------

Net increase in cash and cash equivalents                            5,194,563        8,652,352          804,640

Cash and cash equivalents at beginning of period                     9,456,992          804,640             -
                                                                  ------------     ------------     ------------

Cash and cash equivalents at the end of period                    $ 14,651,555     $  9,456,992     $    804,640
                                                                  ------------     ------------     ------------
























                                                        (continued on next page)

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                Consolidated Statements of Cash Flows (continued)

             For the Years Ended December 31, 2003, 2002 and for the Period from July 11, 2001 (date of inception) to December 31, 2001

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

     For the years ended December 31, 2003 and 2002 and the period from July 11, 2001 (date of inception) to December 31, 2001, non-cash activities included the following:



                                                                       2003             2002             2001
                                                                       ----             ----             ----

Rental income assigned - operating lease receivables            $     31,560,764   $    8,670,203   $      -
Deferred income paid directly to lenders by lessees                   (1,158,219)           -            -
Principal and interest on non-recourse notes paid
 directly to lenders by lessees                                      (30,402,545)      (8,670,203)         -
                                                                ----------------   --------------   ------------


                                                                $         -        $         -      $      -
                                                                ================   ==============   ============


Fair value of equipment purchased for debt                      $         -        $  162,770,227   $      -
Non-recourse notes payable assumed in purchase price                      -          (162,770,227)         -
                                                                ----------------   --------------   ------------

                                                                $         -        $          -     $      -
                                                                ================   ==============   ============

Interest paid directly to lenders by lessees
  pursuant to non-recourse financing                            $      7,926,897   $    2,855,092   $      -
Other interest paid                                                      113,881              -            -
                                                                ----------------   --------------   ------------

   Total interest paid                                          $      8,040,778   $    2,855,092   $      -
                                                                ================   ==============   ============



















See accompanying notes to consolidated financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                   Notes to Consolidated Financial Statements

  For the Years Ended December 31, 2003, 2002 and the Period From July 11, 2001
                 (inception of operations) to December 31, 2001

1.   Organization

     ICON Income Fund Nine, LLC (the "LLC") was organized on July 11, 2001, and operates in accordance with the terms of its Amended and Restated Operating Agreement ("Operating Agreement"). The LLC was formed as a Delaware limited liability company with an initial capitalization of $1,000 by ICON Capital Corp. (the "Manager") for one member share. The primary business purpose of the LLC is to acquire various types of equipment subject to leases with third parties and to make equipment related investments. The LLC's maximum offering through the issuance of additional members shares is $100,000,000. The LLC commenced business  operations  on  December  18,  2001,  with the  admission  of  members representing 1,249.91 additional members' shares at $1,000 per share, aggregating $1,249,910 of capital contributions. For the year ended December 31, 2002, members shares representing 56,679.694 additional members' shares were admitted into the LLC with aggregate gross proceeds of $56,679,694, bringing the total admissions at December 31, 2002 to 57,929.604 shares aggregating $57,929,604 in capital contributions. During the year ended December 31, 2003, members shares representing 41,736.48 additional members shares were admitted into the LLC with aggregate proceeds of $41,736,480 in capital contribution and
675.081 shares were redeemed bringing the total additional member shares at December 31, 2003 to 98,991.003, shares aggregating $98,991,003 in capital contributions (exclusive of the Manager's interest).

     The Manager is a Connecticut corporation, and manages and controls the business affairs of LLC's equipment, leases and financing transactions under a management agreement with the LLC.

     The LLC is an equipment leasing income fund. The principal objective of the LLC is to obtain the maximum economic return from its investments for the benefit of its members. To achieve this objective, the LLC intends to: (i) acquire a diversified portfolio of low obsolescence equipment having long lives and high residual values; (ii) make monthly cash distributions to its members commencing with each member's admission to the LLC, continuing through the reinvestment period, which will end no later than the eighth anniversary after the final closing date; (iii) re-invest substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period; and (iv) sell the LLC's investments and distribute the cash from sales of such investments to its members after the end of the reinvestment period.

     ICON Securities Corp., an affiliate of the Manager, receives or is entitled to receive, a sales commission and underwriting fee from the gross proceeds from sales of additional members shares. The Manager receives organization and offering expenses from the gross proceeds of such sales. The total underwriting compensation paid by the LLC, including underwriting commissions, sales commissions, incentive fees, public offering expense reimbursements and due diligence activities is limited to 13.5% of gross proceeds up to the first $25,000,000 raised, 12.5% of gross offering proceeds from $25,000,001 to
$50,000,000   and  11.5%  of  gross  offering   proceeds  from   $50,000,001  to
$100,000,000. At December 31, 2003, such offering expenses aggregated $12,202,234 paid to the Manager or its affiliates and were charged directly to members' equity.

     Profits, losses, cash distributions and disposition proceeds are allocated 99% to the members and 1% to the Manager until each member has received cash distributions and disposition proceeds sufficient to reduce its adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide an 8% per annum cumulative return on its outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the members and 10% to the Manager.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

             Notes to Consolidated Financial Statements - Continued

2.   Significant Accounting Policies

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant estimates primarily include the allowance for doubtful accounts and unguaranteed residual values. In addition, management is required to disclose contingent assets and contingent liabilities. Actual results could differ from those estimates.

     Consolidation - The consolidated financial statements include the accounts of the LLC and its majority owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The LLC accounts for its interests in 50% or less owned joint ventures under the equity method of accounting. In such cases, the LLC's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions.

     Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less. The LLC's cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits.

     Leases and Revenue Recognition - Leases and Revenue Recognition - The LLC accounts for owned equipment leased to third parties as finance leases, or operating leases, as appropriate. Initial direct costs are capitalized and are amortized over the terms of the related leases using either the interest or straight-line methods.

     For finance leases, the LLC records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method.

     For operating leases, equipment is recorded and depreciated on the straight-line method over the lease term to its estimated residual value at lease termination and is subject to the LLC's impairment policy. Related lease rentals are recognized on the straight line method over the lease terms. Billed and uncollected operating lease receivables are included in other assets.

     Impairment - Residual values of the LLC's asset portfolio are periodically reviewed to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The events or changes in circumstances which generally indicate that the residual value of an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than the LLC's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the LLC's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the LLC does not recover its residual until the non-recourse note obligation is repaid in full.

     An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset's expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

             Notes to Consolidated Financial Statements - Continued

are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets simultaneously, if held in quantity, or to dispose of the asset quickly. Impairment is measured as the difference between the fair value of the assets and its carrying value on the measurement date.

     Investments in Estimated Unguaranteed Residual Values - The LLC carries its investments in the future estimated unguaranteed residual values of assets at cost, which is equal to or less than market value, subject to the LLC's policy relating to impairment review. Proceeds received are recognized as a recovery of cost due to the uncertainty of ultimate realization. Proceeds received in excess of cost are recognized as gains.

     Credit Risk - Financial instruments that potentially subject the LLC to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables and accounts receivable. The LLC places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the LLC. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases.

     The LLC records a provision for doubtful accounts to provide for estimated credit losses in its portfolio. The allowance for doubtful accounts is based on an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The LLC's write-off policy is based on an analysis of the aging of the LLC's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved or written off when the analysis indicates that the probability of collection of the account is remote.

     Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Values of Financial
Instruments," requires disclosures about the fair value of financial instruments, except for lease related assets and liabilities. Separate disclosure of fair value information as of December 31, 2003 and 2002 with respect to the Partnership's assets and liabilities is not separately provided since (i) SFAS No. 107 does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of payables approximates market value.

     Income Taxes - No provision for income taxes has been made as the liability for such taxes is that of each of the Members rather than the LLC. The LLC's income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any could adjust the individual income taxes of the partners.

     Recent Accounting Pronouncements - In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material effect on the Company's financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures in its statements of financial position certain

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

             Notes to Consolidated Financial Statements - Continued

financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, the effective date of the provisions of SFAS No. 150 that relate to mandatorily redeemable financial instruments has been deferred until fiscal years that begin after December 31, 2003. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.


     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. In December 2003, the FASB issued a revision to FIN 46, or Revised Interpretation, to clarify some of the provisions of FIN 46. FIN 46 provides guidance on how to identify a variable interest entity, or VIE, and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE must be included in a company's consolidated financial statements. A company that holds variable interests in an entity is required to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if any. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. There has been no material impact to the Company's financial statements and there is no expected impact from the adoption of the deferred provisions in the first quarter of fiscal year 2004.

     The Company does not believe that any other recently issued, but not yet effective, accounting standards will have a material effect on the Company's financial position or results of operations.

3.       Related Party Transactions

     Fees and expenses paid or accrued by the LLC to the Manager or its affiliates directly or on behalf of joint ventures in which the LLC has an interest were as follows for the years ended December 31, 2003, 2002 and the period from July 11 (date of inception) to December 31,2001:




                                                2003          2002          2001
                                                ----          ----          ----

Organization and offering expenses          $    626,083  $    1,521,620  $  325,913  Charged to equity
Underwriting commissions                         834,777       1,101,912      56,680  Charged to equity
Acquisition fees                                  58,282       5,662,617        -     Capitalized as part of
                                                                                       investment in operating leases
Acquisition fees                                 505,070               -        -     Capitalized as part of
                                                                                        investment in finance leases
Acquisition fees                                  81,863       1,117,901        -     Capitalized as part of
                                                                                        investment in joint venture
Acquisition fees                               1,131,461                -       -     Capitalized as part of
                                                                                        investment in
                                                                                          unguaranteed residual
Management fees                                1,897,723         604,003        -     Charged to operations
Administrative expense reimbursements            759,089         241,597        -     Charged to operations
                                            ------------  --------------  -----------

                                            $  5,894,348  $   10,249,650  $   382,593
                                            ============  ==============  ===========



     In accordance with the terms of the Management Agreement, the LLC pays the Manager (i) management fees based on a percentage of rentals received (ranging

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

             Notes to Consolidated Financial Statements - Continued

from 1% to 7%) and  (ii)  acquisition  fees  based  on the  gross  value  of the
transactions   (3%).  In  addition,   the  General  Partner  is  reimbursed  for
administrative expenses incurred by it in connection with the LLC's operations.

     ICON Securities Corp., an affiliate of the Manager, receives or is entitled to receive, a sales commission and underwriting fee from the gross proceeds from sales of additional members shares. The Manager receives organization and offering expenses from the gross proceeds of such sales. The total underwriting compensation paid by the LLC, including underwriting commissions, sales commissions, incentive fees, public offering expense reimbursements and due diligence activities is limited to 13.5% of gross proceeds up to the first $25,000,000 raised, 12.5% of gross offering proceeds from $25,000,001 to
$50,000,000   and  11.5%  of  gross  offering   proceeds  from   $50,000,001  to
$100,000,000. At December 31, 2003, such offering expenses aggregated $12,202,234 paid to the Manager or its affiliates and were charged directly to members' equity.

     The LLC had a net receivable from the Manager of $289,422 at December 31, 2003 and had a payable to the Manager of $32,687 at December, 31 2002. The receivable at December 31, 2003 was due to a decrease in the cost of an investment in unguaranteed residuals, which the LLC had previously paid acquisition fees to the Manager based on the original investment.

4.   Joint Ventures

     The LLC and affiliates formed five joint ventures discussed below for the purpose of acquiring and managing various assets. The LLC and its affiliates, entities in which ICON Capital Corp, is also the general partner formed the ventures discussed below for the purpose of acquiring and managing various assets. The LLC and its affiliates have identical investment objectives and participate on the same terms and conditions. The LLC has a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the affiliates desire to sell their interests in the equipment.

Consolidated Joint Ventures

     The  joint   ventures   described   below  are  owned  95%,  85%  and  51%,
respectively, and are consolidated in the financial statements of the LLC.

     ICON/Kenilworth LLC
     -------------------

     On September 30, 2002, the LLC and ICON Income Fund Eight B, L.P. ("Fund Eight B") formed ICON/Kenilworth LLC for the purpose of acquiring a natural gas-fired 25 mw co-generation facility for a purchase price of $8,410,000 in cash, with an assumed non-recourse debt of $6,918,091 consisting of a senior debt of $6,679,355 and a junior debt of $238,736. The facility is on lease with Energy Factors Kenilworth, Inc., and the lease expires in July 2004. In addition, there was a total of $459,843 in acquisition fees paid to the Manager as part of the acquisition cost. The outstanding non-recourse debt at December 31, 2003 was $2,882,521.

     The LLC and Fund Eight B have ownership interests of 95% and 5%, respectively. The LLC's consolidated financial statements include 100% of the assets and liabilities of ICON Kenilworth LLC as well as 100% of the related revenues and expenses. Fund Eight B's interest is accounted for as minority interest in consolidated joint venture on the LLC's consolidated balance sheets and statements of operations.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

             Notes to Consolidated Financial Statements - Continued

     ICON Aircraft 46835 LLC
     -----------------------

     In 2002, the LLC and Fund Eight B formed ICON Aircraft 46835 LLC for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft on lease to Fedex Corporation. The aircraft was acquired for a purchase price of $25,291,593, which was funded with cash of $3,000,000 and the assumption of non-recourse debt in the amount of $22,291,593. The rents and the aircraft have been assigned to the non-recourse lender. The lease is scheduled to expire in March 2007, at which time the balance of the non-recourse debt outstanding will be approximately $2,708,000. At December 31, 2003, the outstanding balance of the non-recourse debt was $17,687,718. In addition, there was a total of $758,748 in acquisition fees paid to the Manager as part of the acquisition cost.

     The LLC and Fund Eight B have ownership interests of 85% and 15%, respectively. The LLC's consolidated financial statements include 100% of the assets and liabilities of ICON 46835 as well as 100% of the related revenues and expenses. Fund Eight B's interest is accounted for as minority interest in consolidated joint ventures on the LLC's consolidated balance sheets and statements of operations.

     ICON SPK 2023-A LLC
     -------------------

     In 2002, the LLC and Fund Eight B formed ICON SPK 2023-A, LLC for the purpose of acquiring a portfolio of leases for an aggregate purchase price of $7,750,000 paid in cash. $232,500 in acquisition fees were paid to the Manager as part of the acquisition cost. The leases expire on various dates through April 2008. During the year ended December 31, 2003, the venture sold equipment realizing a gain of $55,195.

     The LLC and Fund Eight B have ownership interests of 51% and 49%, respectively. Fund Eight B's interest is accounted for as minority interest in consolidated joint venture on the LLC's consolidated balance sheets and statements of operations.

Unconsolidated Joint Ventures

     The joint ventures described below are 50% or less owned and are accounted for following the equity method.

ICON Aircraft 126 LLC
---------------------

     In 2002, the LLC and Fund Eight B formed ICON Aircraft 126 LLC ("ICON 126") for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited ("D.A.L."), a Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which is on lease to Cathay Pacific through March 2006. The stock was acquired for $4,250,000 in cash. The aircraft is subject to non-recourse debt provided by unaffiliated lenders. As of December 31, 2003, there was $63,041,374 outstanding under the non-recourse debt.

     The LLC and Fund Eight B each own a 50% interest in ICON 126. ICON 126 consolidates the financial position and operations of D.A.L. in its financial statements.


     The LLC's original investment in ICON 126 was recorded at a cost of $3,242,901, inclusive of related acquisition fees of $1,117,901 paid to the Manager. Information as to the consolidated financial position and results of operations of ICON 126 as of and for the year ended December 31, 2003 and 2002 are summarized below:

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

             Notes to Consolidated Financial Statements - Continued


                             For the Year Ended      For the Year Ended
                             December 31, 2003        December 31, 2002
                             -----------------        -----------------

Assets                        $    70,492,181          $    74,332,428
                              ===============          ===============

Liabilities                   $    63,351,443          $    67,598,170
                              ===============          ===============

Equity                        $     7,140,738          $     6,734,258
                              ===============          ===============

LLC's share of equity         $     3,570,369          $     3,367,129
                              ===============          ===============


                            For the Year Ended       For the Year Ended
                             December 31, 2003        December 31, 2002
                             -----------------        -----------------

Net income                    $       406,480          $       248,456
                              ===============          ===============

LLC's share of net income     $       203,240          $       124,228
                              ===============          ===============


     ICON Aircraft 47820 LLC
     -----------------------

     In 2003, the LLC and Fund Eight B formed ICON Aircraft 47820 LLC ("ICON 47820") for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F on lease to Federal Express Corporation. The aircraft was acquired for a purchase price of $27,287,644, which was funded with cash of $3,076,564 and the assumption of non-recourse debt in the amount of $24,211,080. The rents and the aircraft have been assigned to the non-recourse lender. The lease is scheduled to expire in March 2007 at which time the balance of the non-recourse debt outstanding will be approximately $2,916,523. As of December 31, 2003, there was $19,052,617 outstanding under the non-recourse debt.

     The LLC and Fund Eight B have ownership interests of 10% and 90%, respectively. Fund Eight B consolidates the financial position and results of operations of ICON Aircraft 47820 in its consolidated financial statements.

     The LLC's original investment in ICON 47820 was recorded at a cost of $389,518, inclusive of related acquisition fees of $81,863 paid to the Manager. Information as to the financial position and results of operations of ICON 47820 as of December 31, 2003 is summarized below:

                                         December 31, 2003
                                         -----------------

  Assets                                  $    23,616,075
                                          ===============

  Liabilities                             $    19,773,426
                                          ===============

  Equity                                  $     3,842,649
                                          ===============

  LLC's share of equity                   $       384,265
                                          ===============

                                        For the Period Ended
                                          December 31, 2003
                                          -----------------

  Net loss                                $       (52,544)
                                          ===============

  LLC's share of net loss                 $        (5,254)
                                          ===============

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
             Notes to Consolidated Financial Statements - Continued

5.   Investment In Consolidated Subsidiaries

     ICON Aircraft 128 LLC
     ---------------------

     In 2002, the LLC formed ICON Aircraft 128, LLC ("ICON Aircraft 128") for the purpose of acquiring 53% (with options to acquire the remaining 47%) of the outstanding shares of HXO Aircraft Leasing Limited ("HXO"), a Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-300ER aircraft on lease to Cathay Pacific through June 2006. The stock was acquired for $2,250,000 in cash. The LLC also paid $2,041,243 in acquisition fees to the Manager as a result of the acquisition.

     Subsequent to the original acquisition, ICON Aircraft 128 exercised its options and acquired the remaining 47% interest from HXO for $2,028,000 in cash and paid additional acquisition fees of $30,840 to the Manager.

     The aircraft owned by HXO is subject to non-recourse debt to unaffiliated lenders. As of December 31, 2003, there was $57,617,477 outstanding under the non-recourse debt. ICON Aircraft 128 consolidates the financial position and results of operations of HXO in its consolidated financial statements.

ICON Railcar I LLC
------------------

     In November 2002, the LLC formed ICON Railcar I LLC for the purpose of acquiring a total of 434 coal gondola railcars for a total purchase price of $5,667,220, which was funded with cash of $1,227,886 and the assumption of non-recourse debt in the amount of $4,439,334 subject to two separate leases as follows:


(i) 324 railcars were on lease to Texas Genco LP. The rents and railcars have been assigned to the non-recourse lender. The lease is scheduled to expire in 2007 at which time the balance of the non-recourse debt will be approximately $1,603,000. In addition, there was a total of $132,727 in acquisition fees paid to the Manager as part of the acquisition. As of December 31, 2003, there was $2,981,560 outstanding under the non-recourse debt. During the year ended December 31, 2003, the LLC sold eleven of the railcars to the lessee based upon an early termination provision due to damages. The LLC recognized a loss of $57,051 in connection with the sale.

(ii) 110 railcars were on lease to Trinity Rail Management, Inc. The rents and railcars have been assigned to the non-recourse lender. The lease is scheduled to expire in 2010 at which time the balance of the non-recourse debt will be approximately $387,000. In addition, there was a total of $37,290 in acquisition fees paid to the Manager as part of the acquisition. As of December 31, 2003, there was $1,043,785 outstanding under the non-recourse debt. Subsequent to the acquisition, the LLC was refunded $14,630, which was recorded as a reduction to the acquisition cost of the equipment purchased.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

             Notes to Consolidated Financial Statements - Continued

     ICON Trianon LLC, ICON Trinidad LLC, ICON Tancred LLC
     -----------------------------------------------------

     In 2002, the LLC formed ICON Trianon LLC, ICON Trinidad LLC and ICON Tancred LLC (collectively known as "Wilhelmsen") for the purpose of acquiring three car and truck carrying vessels for $9,690,060 in cash and the assumption of non-recourse debt in the amount of $64,329,764. The vessels are subject to lease with Wilhelmsen Lines Shipowning, a wholly-owned subsidiary of Wallenius Wilhelmsen Lines ASA, and the leases expire in December 2008. In addition, the LLC paid $2,220,595 in acquisition fees to the Manager as part of the acquisition. As of December 31, 2003, there was $52,317,126 outstanding under the non-recourse debt.

6.  Finance Lease Receivables

     During the second quarter 2003, the LLC invested $10,457,398 (inclusive of acquisition fees) in equipment subject to leases with third parties. The equipment consists of a Double Kraft Paper Forming Tubing Unit, semiconductor testing devices and lathes, presses and robotic manufacturing equipment on lease to Wildwood Industries Inc., Advance Micro Devices Inc., and Metaldyne
respectively. The leases are schedule to expire January 2007, June 2007, and December 2009, respectively.

     During the third quarter 2003, the LLC invested $6,883,367 in equipment subject to lease with third parties. The equipment consists of a Double Kraft Paper Forming Tubing, and a high End Paper Converting Line both on lease to Wildwood Industries, Inc. for $2,185,660 in cash. In addition, the LLC acquired additional semiconductor testing devices which are on lease to Advance Micro Devices, Inc. for $4,697,707. These leases are schedule to expire September 2008 and June 2007, respectively. Acquisition fees paid to the Manager as a result of these acquisitions amounted to $505,070.


     Non-cancelable minimum annual rental amounts due from finance leases are as follows:

                    Year Ending
                    December 31,
                    -----------

                     2004               4,633,147
                     2005               4,437,399
                     2006               4,437,399
                     2007               2,646,887
                     2008                 803,451
                                       ----------

                                       16,958,283
                                       ==========


7.   Investment in Operating Leases

     During 2003, the LLC invested $1,942,729 and paid $58,282 in acquisition fees to the Manager for the acquisition of fifty Great Dane trailers with Carrier Ultra Refrigeration units on lease with Frozen Foods Industries, Inc.

     During 2002, the LLC acquired a number of investments that were classified as operating leases.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

             Notes to Consolidated Financial Statements - Continued

     The acquisitions were as follows:

(i)  A portfolio of leases  acquired  through a joint  venture  (ICON SPK 2023-A
     LLC), with an affiliate.

(ii) An Airbus A 340-313X through its 50% interest in ICON Aircraft 126 LLC.

(iii)An Airbus  A340-300ER  aircraft  through its interest in ICON  Aircraft 128
     LLC.

(iv) A  25  MW   co-generation   facility   acquired  through  a  joint  venture
     (ICON/Kenilworth LLC) with an affiliate.

(v) Three car and truck carrying vessels were acquired in the third quarter of 2002 (ICON Trianon LLC, ICON Trinidad LLC and ICON Tancred LLC).

(vi) 434 railcars were acquired in November 2002 (ICON Railcar I LLC).

(vii)An aircraft was acquired through a joint venture (ICON Aircraft 46835 LLC) with an affiliate.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

             Notes to Consolidated Financial Statements - Continued

     The investment in operating leases at December 31, 2003 and 2002 consist of the following:



                                                        2003                     2002
                                                        ----                     ----

  Equipment at cost, beginning of year           $       203,025,329       $         -
  Acquisitions                                             1,942,729               197,111,544
  Initial direct costs                                        58,282                 5,913,785
  Dispositions                                            (1,810,155)                -
                                                 -------------------       -------------------
  Equipment at cost, end of year                         203,216,185               203,025,329
                                                 -------------------       -------------------

  Accumulated depreciation, beginning of year             (7,651,465)                -
  Depreciation                                           (24,741,029)               (7,651,465)

  Accumulated depreciation on dispositions                 1,205,598                 -
                                                 -------------------       -------------------

  Accumulated depreciation, end of year                  (31,186,896)               (7,651,465)
                                                 -------------------       -------------------

  Investment in operating leases, end of year    $       172,029,289       $       195,373,864
                                                 ===================       ===================




     Non-cancelable minimum annual rental amounts receivable from operating leases are as follows:

                           Year
                   Ending December 31,
                   --------------------
                           2004                      $     31,534,464
                           2005                            27,895,689
                           2006                            23,251,456
                           2007                            15,982,035
                           2008                             9,711,100
                                                     ----------------

                                                     $    108,374,744
                                                     ================

8.   Investment in Unguaranteed Residual Values

     On December 31, 2003, the LLC entered into an agreement with Summit Asset Management (a United Kingdom based company) to acquire a 90% interest in the unguaranteed residual values of certain equipment on lease to lessees located in the United Kingdom. The equipment consists of manufacturing and technology equipment. The LLC's investment return is contingent upon the residual value of the equipment after repayment of associated debt. The LLC invested $4,454,003 in cash, inclusive of $1,131,461 of acquisition fees paid to the Manager.

9.   Notes Payable - Non-Recourse

     Notes payable non-recourse at December 31, 2003 consists of $52,317,126 attributable to ICON Trianon LLC, ICON Trinidad LLC and ICON Tancred LLC, $57,617,477 attributable to ICON 128, $17,687,718 attributable to ICON 46835 and $6,840,875 attributable to other acquisitions. The notes carry fixed interest rates ranging from 4.04% to 10.61%. Rental payments from leases associated with the equipment that were acquired assuming such debts have been assigned to the lender with the underlying equipment as collateral.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

             Notes to Consolidated Financial Statements - Continued

     Notes payable non-recourse at December 31, 2002 consists of $61,948,272 attributable to ICON Trianon LLC, ICON Trinidad LLC and ICON Tancred LLC, $60,070,552 attributable to ICON 128, $22,301,599 attributable to ICON 46835 and $10,634,693 attributable to other acquisitions. The notes carry fixed interest rates ranging from 4.04% to 10.61%$

     Principal maturities of the notes are as follows:

                      Year Ending                    Non-recourse
                      December 31,                       Debt
                      ------------                       ----

                           2004                $     23,361,896
                           2005                      21,515,720
                           2006                      63,836,304
                           2007                      16,101,943
                           2008                       9,647,333
                                               ----------------
                           Total               $    134,463,196
                                               ================

     On May 30 2002, certain affiliated funds entered into a $17,500,000 joint and several line of credit agreement dated as of May 30, 2002. They were ICON Income Fund Eight A L.P., ICON Income Fund Eight B L.P. and ICON Cash Flow Partners L.P. Seven (the "Initial Funds"), with Comerica Bank as lender. Under the terms of the agreement, the Initial Funds may borrow at a rate equal to the Comerica Bank base rate plus 1% (together, 5.00% at December 31, 2003) and all borrowings are to be jointly and severally collateralized by the present values of rents receivable and equipment owned by all of the Initial Funds sharing in the joint line of credit. On December 12, 2002, the agreement was amended to admit the LLC, collectively along with the Initial Funds (the "Funds"), as a borrower sharing the $17,500,000 joint line of credit agreement. The Funds have entered into a Contribution Agreement, dated as of May 30, 2002, as amended December 12, 2002, pursuant to which the Funds have agreed to restrictions on the amount and the terms of their respective borrowings under the line of credit in order to minimize the risk that a Fund would not be able to repay its allocable portion of the outstanding revolving loan obligation at any time, including restrictions on any Fund borrowing in excess of the lesser of (A) an amount each Fund could reasonably expect to repay in one year out of its projected free cash flow, or (B) the greater of (i) the Borrowing Base (as defined in the line of credit agreement) as applied to such Fund, and (ii) 50% of the net worth of such Fund. The Contribution Agreement provides that, in the event a Fund pays an amount under the agreement in excess of its allocable share of the obligation under the agreement whether by reason of an Event of Default or otherwise, the other Funds will immediately make a contribution payment to such Fund in such amount that the aggregate amount paid by each Fund reflects its allocable share of the aggregate obligations under the agreement.

     The Funds' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Fund. The line of credit was extended for twelve additional months expiring May 31, 2004. As of December 31, 2003, the LLC had nothing outstanding under the line. Aggregate borrowing by all Funds under the line of credit agreement aggregated $12,779,986 on December 31, 2003.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

             Notes to Consolidated Financial Statements - Continued

10.  Selected Quarterly Financial Data (Unaudited)

     The following table is a summary of selected financial data by quarter for the years ended December 31, 2003 and 2002:




                                                                            For the Quarters Ended
                                                                            ----------------------

                                                 March 31,       June 30,        September 30,      December 31,
                                                 ---------       --------        -------------      ------------

2003
         Revenues                            $   8,748,027     $  8,746,486     $   8,950,551     $    9,042,888
                                             =============     ============     =============     ==============

        Net income (loss) allocable to
           additional members                $    (594,184)    $   (363,342)    $    (152,471)    $      226,789
                                             ==============    ============     =============     ==============

         Net income (loss) per weighted
           average additional member
            share                            $      (8.76)     $     (3.76)     $      (1.54)     $          4.33
                                             =============     ============     =============     ==============




                                                                            For the Quarters Ended
                                                                            ----------------------

                                                 March 31,       June 30,        September 30,      December 31,
                                                 ---------       --------        -------------      ------------

2002
         Revenues                            $     652,023     $    739,312     $   2,878,634     $    7,263,612
                                             =============     ============     =============     ==============

         Net income (loss) allocable to
           additional members                $     159,266     $    (93,271)    $    (207,849)    $     (428,164)
                                             =============     ============     =============     ==============

         Net income (loss) per weighted
           average additional member
            share                            $      16.40      $      (4.27)    $      (6.00)     $       (25.77)
                                             =============     ============     =============     ==============




11.   Tax Information (Unaudited)

     The following table reconciles net loss for financial statement reporting purposes to loss for federal income tax reporting purposes for the years ended December 31, 2003 and 2002:



                                                               2003                  2002
                                                               ----                  ----

Net loss for financial statement reporting purposes       $   (883,208)        $    (575,776)

Difference due to:

      Direct finance leases and financings                   1,646,099                 -
      Depreciation expense                                   5,047,682             4,927,840
      (Gain) loss on sale of equipment                          27,121                 -
      Interest expense - consolidated joint venture          3,498,228             1,829,398
      Rent - consolidated joint venture                     (8,316,900)           (8,168,089)
      Tax gain from joint venture                           (3,031,139)              184,747
      Other                                                    896,295               935,891
                                                          ------------         -------------

Loss for federal income tax reporting purposes            $ (1,115,822)        $    (865,989)
                                                          ============         =============


                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

             Notes to Consolidated Financial Statements - Continued

     As of December 31, 2003, the total equity included in the financial statements was $75,153,869 compared to the capital accounts for federal income tax reporting purposes of $7,008,303. The difference arises primarily from sales and offering expenses reported as a reduction in the additional members' capital accounts for financial statement reporting purposes but not for federal income tax reporting purposes as well as the temporary difference described above.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2003

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     The information required by Item 304 of Regulation S-K was filed as part of the LLC's 2002 Reports on Form 8-K filed on May 6, 2003.

Item 9a.  Control and Procedures
          ----------------------

     The LLC carried out an evaluation, under the supervision and with the participation of management of ICON Capital Corp., the Manager of the LLC, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the LLC's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon the evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the LLC's disclosure controls and procedures were effective.

     There were no significant changes in the LLC's internal control over financial reporting during the LLC's fourth fiscal quarter that have materially affected, or are likely to materially affect, the LLC's internal control over financial reporting.

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

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2003

     The officers and directors of the Manager are as follows:

Beaufort J.B. Clarke          Chairman, Chief Executive Officer and Director

Paul B. Weiss                 President and Director

Thomas W. Martin              Executive Vice President and Director


     Beaufort J.B. Clarke, age 57, has been Chairman, Chief Executive Officer and Director of the Manager since 1996. Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

     Paul B. Weiss, age 43, is President and Director of the Manager. Mr. Weiss has been exclusively engaged in lease acquisitions since 1988 from his affiliations with the Manager since 1996, Griffin Equity Partners (as Executive Vice President from 1993-1996); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions from 1988-1991). He was previously an investment banker and a commercial banker.

     Thomas W. Martin, age 50, has been Executive Vice President and Director of the Manager since 1996. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. (1993-1996), Gemini Financial Holdings (as Senior Vice President from
1992-1993) and Chancellor Corporation (as Vice President-Syndication's from 1985-1992). Mr. Martin has 18 years of senior management experience in the leasing business.

Item 11.  Executive Compensation

     The LLC has no directors or officers. The Manager and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2003 and 2002.





        Entity             Capacity               Type of Compensation                2003           2002
        ------             --------               --------------------                ----           ----
ICON Capital Corp.         Manager              Organization and
                                                  offering expenses               $     626,083  $   1,521,620

ICON Securities Corp.      Dealer-Manager       Underwriting commissions                834,777      1,101,912
ICON Capital Corp.         Manager              Acquisition fees                      1,776,677      6,780,518
ICON Capital Corp.         Manager              Management fees                       1,897,722        604,003
ICON Capital Corp.         Manager              Administrative expense
                                                  reimbursements                        759,089        241,597
                                                                                  -------------  -------------

                                                                                  $   5,894,348  $  10,249,650
                                                                                  =============  =============


     In accordance with the terms of the Management Agreement, the LLC pays the Manager management fees based on a percentage of rentals received (ranging from 1% to 7%). In addition, the Manager is reimbursed for expenses incurred by it in connection with the LLC's operations. The Manager also has a 1% interest in the profits and distributions of the LLC.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2003

     Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) No person of record owns, or is known by the LLC to own beneficially, more than 5% of any class of securities of the LLC.

(b) As of March 30, 2004, Directors and Officers of the Manager do not own any equity securities of the LLC.

(c) The Manager owns the equity securities of the LLC as of December 31, 2003 set forth in the following table:

      Title                            Amount Beneficially             Percent
    of Class                                  Owned                   of Class
    --------                                  -----                   --------

Manager interest       represents initially a 1% and potentially a       100%
                       10% interest in the LLC's income, gain
                       and loss deductions.

Member Share           one member share                                   .04%

Item 13.  Certain Relationships and Related Transactions
          ---------------------------------------------

     None other than those disclosed in Item 11 herein.

Item 14.  Principal  Accountant Fees and Services
          ---------------------------------------

                            2003           2002         Description
                         ----------    ----------       -----------

Audit fees                   19,500            -        Audit
Audit related fees            -                -
Tax fees                      2,525            -        Tax compliance
All other fees                -                -
                         ----------    ----------
Total                        22,025            -
                         ==========    ==========

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

(a)  1.  Financial Statements - See Part II, Item 8 hereof.

     2.  Financial Statement Schedule - None.

          Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated Financial Statements or Notes thereto.

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

                                December 31, 2003

(ii) Certificate of Limited Liability Company (Incorporated herein by reference to Exhibit 4.3 to pre-effective Form S-1 Registration Statement filed with the Securities and Exchange Commission dated August 15, 2001).

(iii)Loan and  Security  Agreement

 (iv) First Amendment to Loan and Security Agreement

     (b) Reports on Form 8-K

     None

     (c) Exhibits

          31.1 Rule 13a-14(a)/15d-14(a) certifications

          31.2 Rule 13a-14(a)/15d-14(a) certifications

     32.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                December 31, 2003


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

                                ICON Income Fund Nine, LLC
                                File No. 333-67638 (Registrant)
                                By its Manager, ICON Capital Corp.


Date: March 30, 2004            /s/ Beaufort J.B. Clarke
                                ---------------------------------------
                                Beaufort J.B. Clarke
                                Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole Manager of the Registrant

Date:  March 30, 2004       /s/ Beaufort J.B. Clarke
                            -------------------------------------------
                            Beaufort J.B. Clarke
                            Chairman, Chief Executive Officer and Director


Date:  March 30, 2004       /s/ Paul B. Weiss
                            -------------------------------------------
                            Paul B. Weiss
                            President and Director


Date:  March 30, 2004       /s/ Thomas W. Martin
                            -------------------------------------------
                            Thomas W. Martin
                            Executive Vice President and Director
                            (Principal Financial and Accounting Officer)



Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to
Section 12 of the Act

No annual report or proxy material has been sent to security holders. An annual report will be sent to the members and a copy will be forwarded to the Commission.

Exhibit 31.1 Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

                              Certifications - 10-K
                              ---------------------

I, Beaufort J.B. Clarke, certify that:

1. I have reviewed this annual report on Form 10-K of ICON Income Fund Nine, LLC (the "LLC");

2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the consolidated financial statements and other financial information included in this annual report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Corporate Manager (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the LLC's ability to record, process, summarize and report financial information and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting

Dated:  March 30, 2004

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
Manager of ICON Income Fund Nine, LLC

Exhibit 31.2 Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

                              Certifications - 10-K
                              ---------------------

I, Thomas W. Martin, certify that:

1. I have reviewed this annual report on Form 10-K of ICON Income Fund Nine, LLC (the "LLC");

2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the consolidated financial statements and other financial information included in this annual report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Corporate Manager (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the LLC's ability to record, process, summarize and report financial information and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting

Dated:  March 30, 2004

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Income Fund Nine, LLC

Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

EXHIBIT 32.1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the Manager of the LLC in connection with the Annual Report of ICON Income Fund Nine, LLC (the "LLC") on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     (1) the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

     (2) the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the LLC

Dated:  March 30, 2003




 /s/ Beaufort J.B. Clarke
 ------------------------------------------------------
 Beaufort J.B. Clarke
 Chairman and Chief Executive Officer
 ICON Capital Corp.
 Manager of ICON Income Fund Nine, LLC

Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

EXHIBIT 32.1

     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the Manager of the LLC in connection with the Annual Report of ICON Income Fund Nine, LLC (the "LLC") on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the LLC


Dated:  March 30, 2003




 /s/ Thomas W. Martin
 -------------------------------------------------------
 Thomas W. Martin
 Executive Vice President
 (Principal Financial and Accounting Officer)
 ICON Capital Corp.
 Manager of ICON Income Fund Nine, LLC

                               SECOND AMENDMENT TO
                           LOAN AND SECURITY AGREEMENT



     This SECOND AMENDMENT TO LOAN AND SECURITY AGREEMENT (the "Amendment") is made as of April 9, 2003 by and between ICON Cash Flow Partners L.P. Seven, a Delaware limited partnership ("Borrower 1"), ICON Income Fund Eight A L.P., a
Delaware limited partnership ("Borrower 2"), ICON Income Fund Eight B L.P., a Delaware limited partnership ("Borrower 3"), and ICON Income Fund Nine, LLC, a Delaware limited liability company ("Borrower 4" and together with Borrower 1, Borrower 2 and Borrower 3, "Borrower"), on the one hand, and Comerica Bank-California, a California banking corporation ("Lender"), on the other hand, with respect to the Loan and Security Agreement, dated as of May 30, 2002, and the First Amendment to Loan and Security Agreement, dated as of December 1, 2002, entered into by Borrower 1, Borrower 2, Borrower 3, Borrower 4 and Lender (as amended and modified through but excluding the date hereof, the "Agreement")."

                                    RECITALS

          WHEREAS, Borrower and Lender entered into the Agreement;

          WHEREAS, Borrower 1, Borrower 2 and Borrower 3 violated a covenant in the Agreement by each failing to earn a net profit after taxes of at least $1.00 for the fiscal year ending December 31, 2002, as required by Section
     7.4 of the Agreement ("Section 7.4 Profitability Covenant");

          WHEREAS, Borrower has requested that Lender waive the violation of the
     Section 7.4 Profitability Covenant described in the preceding recital for the fiscal year ending December 31, 2002 only;

          WHEREAS, Borrower represent and warrant that, except for the violation of the Section 7.4 Profitability Covenant for the fiscal year ending December 31, 2002, described above, they each are in compliance with all terms, covenants and conditions of the Agreement and all representations and warranties in the Agreement are true and correct;

          WHEREAS, Borrower represent and warrant that, upon execution of this Amendment, they will each be in compliance with all terms, covenants and conditions of the Agreement, as amended by this Amendment, and all representations and warranties made by them in the Agreement, as amended by this Amendment, are and will be true and correct;

          WHEREAS, a deposit account in the name of Borrower 4 is maintained at Lender, in the name of Borrower 4, and Lender has a perfected security interest in that deposit account and the proceeds thereof pursuant to the Agreement, which account has on deposit the sum of $9,000,000.00 or more;

     WHEREAS, Lender is willing to agree to Borrower's request, on the terms and conditions set forth below;

                       NOW, THEREFORE, IT IS AGREED THAT:

     1. Definitions. Unless otherwise indicated, words and terms which are defined in the Agreement shall have the same meaning where used herein.

     2. Amendments. A new Section 5.12.3 is added to Agreement, to read as follows:

          5.12.3 Maintain on deposit with Lender in Deposit Account 1892187368, or such other deposit account or accounts as Borrower and Lender may agree, cash in an amount equal to or greater than the outstanding principal balance of the Loans. Borrower agree that Lender may refuse to allow any withdrawal from such deposit account or accounts if the effect of doing so would be to reduce the cash balance to an amount less than the outstanding principal balance of the Loans. In addition, Borrower may not obtain a Revolving Loan if the effect of doing so would be to increase the outstanding principal balance of the Loans to an amount greater than the amount of cash in the above-described deposit account or accounts.

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

     4. Compliance with Loan Documents. Borrower 1, Borrower 2, Borrower 3 and Borrower 4 each represents and warrants to Lender as follows: Except as stated in the Recitals to this Amendment: (a) as of the date hereof, each Borrower has complied, and is in compliance, with all of the terms, covenants and conditions of the Loan Agreement and the other Loan Documents applicable to it; (b) as of the date hereof, there exists no Event of Default under the Loan Agreement or any of the other Loan Documents or an event which would constitute an Event of Default upon the lapse of time or upon the giving of notice and the lapse of time specified therein; and (c) the representations and warranties of each Borrower in the Loan Agreement and the other Loan Documents are true and with the same effect as though such representations and warranties had been made by such Borrower as of the date hereof Each Borrower further represents and warrants that, upon effective, each Borrower will be in compliance with all of the terms, covenants, and conditions of the Loan Agreement and the other Loan Documents, and all representations and warranties will be true.

     5. Authorization Each party hereto represents to the other that the individual executing this Amendment on its behalf is the duly appointed signatory of such party and that such individual is authorized to execute this Amendment by or on behalf of such party and to take all action required by the terms of this Amendment.

     6. When Amendment is Effective. This Amendment shall be deemed binding and effective as of April 9, 2003 when this Amendment is executed by Borrower 1, Borrower 2, Borrower 3, Borrower 4 and Lender.

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


ICON CASH FLOW PARTNERS L.P.
SEVEN, a Delaware Limited Partnership
By ICON Capital Corp., its general partner

By:____________________________
         Paul B. Weiss, President









     ICON INCOME FUND EIGHT A L.P., a Delaware Limited Partnership By ICON Capital Corp., its general partner

ICON INCOME FUND NINE, LLC, a Delaware Limited Liability Company
By:   ICON Capital Corp., its manager


By:_______________________________
         Paul B. Weiss, President
         Address for Notices:
         ICON INCOME FUND NINE, LLC
         Attention: General Counsel
         100 5thAvenue, 10th Floor
         New York, New York 10011
         Facsimile No.: (212) 418-4739


COMERICA BANK-CALIFORNIA, a California banking corporation

By:______________________________
         John Esposito, Vice President

By:_________________________
         Paul B. Weiss, President


ICON INCOME FUND EIGHT B L.P.,
a Delaware Limited Partnership;;
By ICON Capital corp., its general partner

By:__________________________
         Paul B. Weiss, President

                               THIRD AMENDMENT TO
                           LOAN AND SECURITY AGREEMENT


     This THIRD AMENDMENT TO LOAN AND SECURITY AGREEMENT (the "Amendment") is made as of July 31, 2003 by and between ICON Cash Flow Partners L.P. Seven, a Delaware limited partnership ("Borrower 1"), ICON Income Fund Eight A L.P., a
Delaware limited partnership ("Borrower 2"), ICON Income Fund Eight B L.P., a Delaware limited partnership ("Borrower 3"), and ICON Income Fund Nine, LLC, a Delaware limited liability company ("Borrower 4" and together with Borrower 1, Borrower 2 and Borrower 3, "Borrower" or "Borrowers"), on the one hand, and Comerica Bank, successor by merger to Comerica Bank-California ("Lender"), on the other hand, with respect to the Loan and Security Agreement, dated as of May 30, 2002, the First Amendment to Loan and Security Agreement, dated as of December 1, 2002, entered into by Borrower 1, Borrower 2, Borrower 3, and Comerica Bank-California, the Second Amendment to Loan and Security Agreement, dated as of April 9, 2003, entered into by Borrower 1, Borrower 2, Borrower 3, Borrower 4 and Comerica Bank-California, and the letter agreement dated May 31, 2003 entered into by Borrower 1, Borrower 2, Borrower 3, Borrower 4 and Comerica Bank-California (as amended and modified through but excluding the date hereof, the "Agreement")."

                                    RECITALS

     WHEREAS, Borrower and Lender entered into the Agreement;

     WHEREAS, the Revolving Loan Maturity Date under the Agreement is July 31, 2003;

     WHEREAS, Borrower has requested that Lender extend the Revolving Loan Maturity Date to May 31, 2004;

     WHEREAS, Lender is willing to agree to Borrower's request, on the terms and conditions set forth below;

         NOW, THEREFORE, IT IS AGREED THAT:

     1. Definitions. Unless otherwise indicated, words and terms which are defined in the Agreement shall have the same meaning where used herein.

2.       Amendments.

     (a) The definition of "Borrowing Base" in the Agreement is amended to read as follows:

     Borrowing Base - means 80% of the Present Value of the Eligible Borrowing Base Contracts, plus Pledged Cash.




     (b) A new definition of "Cash Equivalents" is added to the Agreement, to read as follows:

     Cash Equivalents - the sum outstanding, at any one time, of (i) all cash (in United States dollars) owned by Borrower at such time plus (ii) the fair market value of all cash equivalents and short term investments (as those terms are defined in GAAP) owned by Borrower at such time, in each case excluding Pledged Cash.

     (c) The definition of "Eligible Borrowing Base Contract" in the Agreement is amended by adding the following subsections:

     (l) At the time Borrower seeks to have Lender make a Revolving Loan based on such contract, the Lessee or Debtor, as the case may be, must have a Standard & Poor's bond rating of BBB or better or a Risk Rating of 3 or better on Lender's internal risk rating system;

     (m) Lender, in its sole and absolute discretion, determines that it is willing to make a Revolving Loan based on such contract;

     (n) Lender shall have received a written acknowledgment, in form and substance satisfactory to Lender, from the Debtor or Lessee, as the case may be (and from the lender or lessor if the contract is an Indirect Loan Contract or an Indirect Lease) authenticating the contract, identifying the existing parties to the contract, stating that the contract is in full force and effect, stating that no default exists under the contract, stating that no prepayments on the contract have been made (or identifying such prepayments if any have been made), stating that the acknowledging party has not received any notice that the lender's/lessor's interest in the contract has been assigned or pledged to any other person, and providing such other information as Lender may request. As to contracts based on which Lender made a Revolving Loan prior to July 31, 2003, such written acknowledgment must be received by Lender within 45 days after Lender's demand to Borrower for such an acknowledgment; and

     (o) Payments made on contracts of the type described in Sections 2.11(a) and 2.11(c) of this Agreement on or after October 1, 2003 are received in the Lockbox; and payments paid to a Borrower with respect to contracts of the type described in Section 2.11(b) of this Agreement on or after October 1, 2003 are received in the Lockbox.

     (d) A new definition is added to the Agreement, to read as follows:

     Lockbox - has the meaning set forth in Section 2.11(a) hereof.

(e)      A new definition is added to the Agreement, to read as follows:

     Pledged Cash - Cash owned by Borrower maintained in a deposit account or deposit accounts with Lender in the name of one or more Borrowers, in which Lender has a perfected first priority security interest to secure payment and performance of the Obligations, and which Borrower has agreed in writing may not be withdrawn by Borrower.

     (f) The definition of "Revolving Loan Maturity Date" in the Agreement is amended to read as follows:

                  Revolving Loan Maturity Date - May 31, 2004.

(g)      Section 1.3.1 of the Agreement is amended to read as follows:

     1.31 Facility Fee. A Facility Fee in the amount of $87,500.00 per year, payable in arrears in installments of $21,875.00 per quarter payable on June 30, September 30, December 31, and March 31 of each year through the Revolving Loan Maturity Date or, if an extension of time beyond the Revolving Loan Maturity Date for advances and repayment is provided, through the end of the extension period.

(h)      A new Section 2.11 is added to the Agreement to read as follows:

2.11     Lockbox.

     (a) On all Loan Contracts and Leases based on which Lender has made a Loan, Borrower shall notify all Debtors and Lessees in writing, by means of a letter in the form attached hereto as Exhibit 5, to remit all payments to a post office box designated by Lender, to which only Lender shall have access ("Lockbox"), and notify such Debtors and Lessees that such designation may not be changed without the written consent of Comerica Bank. (b) On all Indirect Loan Contracts and Indirect Leases based on which Lender has made a Loan, when the lender or lessor is not an Affiliate of any Borrower, Borrower shall notify the applicable lender or lessor in writing, by means of a letter in the form attached hereto as Exhibit 6, to remit all payments payable to such Borrower to the Lockbox, and notify such lender or lessor that such designation may not be changed without the written consent of Comerica Bank. (c) On all Indirect Loan Contracts and Indirect Leases based on which Lender has made a Loan, when the lender or lessor is an Affiliate of any Borrower, Borrower shall cause such lender or lessor to notify the Debtor and Lessee in writing, by means of a letter in the form attached hereto as Exhibit 7, to remit all payments to the Lockbox, and notify such Debtors and Lessees that such designation may not be changed without the written consent of Comerica Bank. Borrower shall also cause such lender or lessor to execute a power of attorney in form and substance satisfactory to Lender authorizing Lender to endorse and negotiate all items received in the Lockbox and collect all proceeds thereof, and shall obtain the written consent of all Persons that have a direct or indirect interest in the lender's or lessor's interest in the contract to this procedure. (d) Borrower shall provide the notices described in subsections (a), (b) and (c) by a means requiring a written receipt and promptly deliver to Lender copies of the notices and proof of receipt by each of the recipients. For Loan Contracts and Leases based on which Lender has made a Loan prior to July 31, 2003, such notices must be sent by Borrower no later than three Business Days after the execution of the Third Amendment to the Agreement. For Loan Contracts and Leases based on which Lender makes a Loan on or after July 31, 2003, such notices must be sent within three Business Days after the Loan is made. All invoices and other documents sent by Borrower to any person to whom the notices described in subsections (a), (b) and (c) are to be sent, stating where the recipient is to remit payment, shall identify the Lockbox as the place to remit payment. (e) For the Loan Contracts and Leases described in subsections (a) and (b), as long as no Event of Default has occurred, Lender shall deliver the items received in the Lockbox to Borrower. For the Loan Contracts and Leases described in subsections (a) and (b), effective upon the occurrence of an Event of Default, Lender may retain items received in the Lockbox and apply them, and the proceeds thereof, to the Obligations. (f) For the Loan Contracts and Leases described in subsection (c), as long as no Event of Default has occurred, Lender shall deliver the items received in the Lockbox to the applicable Affiliate lender or lessor. For the Loan Contracts and Leases described in subsection (c), effective upon the occurrence of an Event of Default, Lender may endorse and negotiate all items received in the Lockbox and collect all proceeds thereof, apply to the Obligations any portion thereof to which any Borrower is entitled, and remit the excess to the applicable Affiliate lender or lessor on such Loan Contract or Lease.

(i)      Section 5.12.3 of the Agreement is deleted.

(j)      Section 5.14 of the Agreement is amended to read as follows:

     5.14 Audits. Permit Lender or representatives of Lender to conduct audits of Borrower's books and records relating to the Accounts, Inventory, Leases, Loan Contracts and other Collateral and make extracts therefrom no less frequently than annually (or at any time and without notice required if an Event of Default has occurred and is continuing) with results satisfactory to Lender, provided that Lender shall use its best efforts to not interfere with the conduct of Borrower's business, and arrange for verification of the Accounts directly with the account debtors obligated thereon or otherwise, of the Leases directly with the Lessees, and of the Loan Contracts directly with the Debtors, all under reasonable procedures acceptable to Lender and at Borrower's sole expense. Borrower shall pay all reasonable expenses incurred by Lender with respect to such audits.

     (k) Section 6.9 of the Agreement is amended by adding the following sentence at the end: "Notwithstanding anything to the contrary indicated above, Borrower shall not without Lender's prior written consent, after the end of a particular Borrower's reinvestment period, pay distributions or dividends to members, partners or shareholders of such particular Borrower, or redeem or retire any interest of any partner, member or shareholder of such particular Borrower if any amount of principal, interest or late charges remains outstanding on Revolving Loans made to such particular Borrower. In addition, a Borrower may not use proceeds received from the sale or other disposition of assets after the end of its reinvestment period to purchase Leases, Loan Contracts or other assets."

(l)      Section 7.1 of the Agreement is amended to read as follows:

7.1 Aggregate Tangible Net Worth. All Borrowers, in the aggregate, shall maintain, as of the last day of the specified quarter, a Tangible Net Worth of not less than $155,000,000.

(m)      Section 7.3 of the Agreement is deleted and replaced by the following:

7.3 Total Liabilities to Tangible Net Worth. All Borrowers, in the aggregate, shall maintain, as of the last day of each quarter, a ratio of total liabilities to Tangible Net Worth of not greater than 3.00 to 1.00.

(n)      Section 7.4 of the Agreement is deleted and replaced by the following:

7.4  Minimum Cash  Balance.  Borrower  shall ensure that at all times the sum of
     (a) the fair market value of Cash Equivalents owned by Borrower plus (b) Borrower's Unused Loan Capacity totals at least $7,500,000. For purposes of this section, "Borrower's Unused Loan Capacity" at any point in time equals the amount by which the lesser of (i) the Borrowing Base or (ii) the Maximum Revolving Amount exceeds the Obligations, as reflected to Lender's reasonable satisfaction in the monthly report described in the next sentence. Borrower shall provide to Lender as part of its monthly Borrowing Base/Eligible Borrowing Base Contract Aging Report within 15 days of each month end, information sufficient to show the amount of Cash Equivalents owned by it and its Unused Loan Capacity.

(o)  A new Section 10.19 is added to the Agreement, to read as follows:

     10.19 Waivers and Consents. Except as otherwise expressly provided in this Agreement, each Borrower waives notice of any Loans, notice of the occurrence of any default, Event of Default, or of any demand for any payment under this Agreement, notice of any action at any time taken or omitted by Lender under or in respect of any of the Obligations, any requirement of diligence or to mitigate damages and, generally, to the extent permitted by applicable law, all demands, notices, and other formalities of every kind in connection with this Agreement (except as otherwise provided in this Agreement). Each Borrower hereby assents to, and waives notice of, any extension or postponement of the time for the payment of any of the Obligations, the acceptance of any payment of any of the Obligations, the acceptance of any partial payment thereon, any waiver, consent or other action or acquiescence by Lender at any time or times in respect of any default by any Borrower in the performance or satisfaction of any term, covenant, condition or provision of this Agreement, any and all other indulgences whatsoever by Lender in respect of any of the Obligations, and the taking, addition, substitution or release, in whole or in part, at any time or times, of any security for any of the Obligations or the addition, substitution or release, in whole or in part, of any Borrower. Without limiting the generality of the foregoing, each Borrower assents to any other action or delay in acting or failure to act on the part of Lender with respect to the failure by any Borrower to comply with any of its respective Obligations, including, without limitation, any failure strictly or diligently to assert any right or to pursue any remedy or to comply fully with applicable laws or regulations thereunder, which might, but for the provisions of this section, afford grounds for terminating, discharging or relieving any Borrower, in whole or in part, from any of its Obligations, it being the intention of each Borrower that, so long as any of the Obligations hereunder remain unsatisfied, the Obligations of such Borrower shall not be discharged except by performance and then only to the extent of such performance. The Obligations of each Borrower shall not be diminished or rendered unenforceable by any winding up, reorganization, arrangement, liquidation, reconstruction or similar proceeding with respect to any Borrower or Lender. Each Borrower represents and warrants that it is currently informed of the financial condition of all Borrowers and of all other circumstances which a diligent inquiry would reveal and which bear upon the risk of nonpayment of the Obligations, and will continue to keep so informed. Each Borrower waives all rights and defenses arising out of an election of remedies by Lender.

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

     4. Compliance with Loan Documents. Borrower 1, Borrower 2, Borrower 3 and Borrower 4 each represents and warrants to Lender as follows: (a) as of the date hereof, each Borrower has complied, and is in compliance, with all of the terms, covenants and conditions of the Loan Agreement and the other Loan Documents applicable to it; (b) as of the date hereof, there exists no Event of Default under the Loan Agreement or any of the other Loan Documents or an event which would constitute an Event of Default upon the lapse of time or upon the giving of notice and the lapse of time specified therein; and (c) the representations and warranties of each Borrower in the Loan Agreement and the other Loan Documents are true and with the same effect as though such representations and warranties had been made by such Borrower as of the date hereof. Each Borrower further represents and warrants that, upon this Amendment becoming effective, each Borrower will be in compliance with all of the terms, covenants, and conditions of the Loan Agreement and the other Loan Documents, and all representations and warranties will be true.

     5. Authorization. Each party hereto represents to the other that the individual executing this Amendment on its behalf is the duly appointed signatory of such party and that such individual is authorized to execute this Amendment by or on behalf of such party and to take all action required by the terms of this Amendment.

     6. When Amendment is Effective. This Amendment shall be deemed binding and effective as of July 31, 2003 when this Amendment is executed by Borrower 1, Borrower 2, Borrower 3, Borrower 4 and Lender.

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

                            [SIGNATURES ON NEXT PAGE]

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

By:___________________________              By:__________________________
         Paul B. Weiss, President             Paul B. Weiss, President



ICON INCOME FUND EIGHT A L.P.,              COMERICA BANK, SUCCESSOR BY MERGER
a Delaware Limited Partnership              TO COMERICA BANK-CALIFORNIA
By ICON Capital Corp., its general partner
                                              By: ___________________________
By:_____________________________
         Paul B. Weiss, President



ICON INCOME FUND EIGHT B L.P.,
a Delaware Limited Partnership
By ICON Capital Corp., its general partner

By:______________________________
         Paul B. Weiss, President

                                    Exhibit 5

                             Notice to Debtor/Lessee

                            [Stationery of Borrower]

                                     [Date]


[Name and Address
of Debtor/Lessee]

         Re:  [Identify Loan Contract/Lease]

Gentlemen:

     The undersigned is the [lender/lessor] on the above contract. This letter is to inform you that the undersigned has assigned to Comerica Bank the right to receive payments hereafter made on that contract. Accordingly, all payments you make to the undersigned on the above contract should hereafter be made payable to [Name of applicable Borrower] and sent to Post Office Box ________________________[Address]. If you do not remit your payments in that manner and send the payments to that address, the payments may not discharge your obligation under that contract.

     Thank you for your cooperation in this matter. This instruction is irrevocable and may not be changed without the written consent of Comerica Bank. This letter does not, however, change the identity of the persons to whom you are otherwise obligated to give notices with respect to the above contract.

                                                     Yours truly,

                                                     [SIGNATURE BLOCK FOR
                                                     APPLICABLE BORROWER]



Cc:  Comerica Bank

                                    Exhibit 6

     Notice to Non-Affiliate Lender/Lessor on Indirect Loan Contracts and Indirect Leases


                            [Stationery of Borrower]

                                     [Date]


[Name and Address
of Non-Affiliate
Lender/Lessee]

         Re:  [Identify Applicable Indirect Loan Contract/Indirect Lease]

Gentlemen:

     The undersigned is one of the [partners/members/beneficiaries]of [name of Addressee]. [Name of Addressee] is the [lender/lessor] under the above contract. This letter is to notify you that the undersigned has assigned to Comerica Bank the right to receive payments hereafter payable by you to the undersigned in connection with that contract. Accordingly, all payments you make to the undersigned in connection with that contract should hereafter be made payable to [Name of applicable Borrower] and sent to Post Office Box ____________[Address]. If you do not remit your payments in that manner and send the payments to that address, the payments may not discharge your obligation.

     Thank you for your cooperation in this matter. This instruction is irrevocable and may not be changed without the written consent of Comerica Bank. This letter does not, however, change the identity of the persons to whom you are otherwise obligated to give notices with respect to the above contract.

                                                     Yours truly,

                                                     [SIGNATURE BLOCK FOR
                                                     APPLICABLE BORROWER]


Cc:  Comerica Bank

                                    Exhibit 7

     Notice from Affiliate Lender/Lessor on Indirect Loan Contracts and Indirect Leases


                     [Stationery of Affiliate Lender/Lessor]


                                     [Date]



[Name and Address
of Debtor/Lessee]

         Re:  [Identify Loan Contract/Lease]

Gentlemen:

     The undersigned is the [lender/lessor] on the above contract. This letter is to inform you that the undersigned has assigned to Comerica Bank the right to receive payments hereafter made on that contract. Accordingly, all payments you make to the undersigned on the above contract should hereafter be made to [Name of Affiliate] and sent to Post Office Box ______________ [Address]. If you do not remit your payment in that manner and send the payments to that address, the payment may not discharge your obligation under that contract.

     Thank you for your cooperation in this matter. This instruction is irrevocable and may not be changed without the written consent of Comerica Bank. This letter does not, however, change the identity of the persons to whom you are otherwise obligated to give notices with respect to the above contract.

                                                              Yours truly,

                                                              [SIGNATURE BLOCK
                                                              FOR AFFILIATE]


Cc:  Comerica Bank

                               FOURTH AMENDMENT TO
                           LOAN AND SECURITY AGREEMENT


     This FOURTH AMENDMENT TO LOAN AND SECURITY AGREEMENT (the "Amendment") is made as of November 3, 2003 by and between ICON Cash Flow Partners L.P. Seven, a Delaware limited partnership ("Borrower 1"), ICON Income Fund Eight A L.P., a
Delaware limited partnership ("Borrower 2"), ICON Income Fund Eight B L.P., a Delaware limited partnership ("Borrower 3"), and ICON Income Fund Nine, LLC, a Delaware limited liability company ("Borrower 4" and together with Borrower 1, Borrower 2 and Borrower 3, "Borrower" or "Borrowers"), on the one hand, and Comerica Bank, successor by merger to Comerica Bank-California ("Lender"), on the other hand, with respect to the Loan and Security Agreement, dated as of May 30, 2002, the First Amendment to Loan and Security Agreement, dated as of December 1, 2002, entered into by Borrower 1, Borrower 2, Borrower 3, and Comerica Bank-California, the Second Amendment to Loan and Security Agreement, dated as of April 9, 2003, entered into by Borrower 1, Borrower 2, Borrower 3, Borrower 4 and Comerica Bank-California, the letter agreement dated May 31, 2003 entered into by Borrower 1, Borrower 2, Borrower 3, Borrower 4 and Comerica Bank-California, and the Third Amendment to Loan and Security Agreement dated as of July 31, 2003, entered into by Borrower 1, Borrower 2, Borrower 3, Borrower 4 and Comerica Bank (as amended and modified through but excluding the date hereof, the "Agreement").

                                    RECITALS

     WHEREAS, Borrower and Lender entered into the Agreement;

     WHEREAS, the Revolving Loan Maturity Date under the Agreement is May 31, 2004;

     WHEREAS, Borrower has requested that Lender extend the Revolving Loan Maturity Date to December 31, 2004 and make certain other changes in the Agreement;

     WHEREAS, Lender is willing to agree to Borrower's request, on the terms and conditions set forth below;

         NOW, THEREFORE, IT IS AGREED THAT:

     1. Definitions. Unless otherwise indicated, words and terms which are defined in the Agreement shall have the same meaning where used herein.

     3. Amendments.

     (a) The definition of "Revolving Loan Maturity Date" in the Agreement is amended to read as follows:

                        Revolving Loan Maturity Date - December 31, 2004.

(b)      Section 1.11 of the Agreement is deleted.

(c)      Section 3.1.5 of the Agreement is amended to read as follows:

     3.1.5 Insurance. Borrower shall have delivered to Lender satisfactory evidence of insurance coverage required by Section 5.3 of this Agreement, to the extent requested by Lender.

(d)      Section 5.3 of the Agreement is amended to read as follows:

     5.3 Insurance. Maintain, or cause the Lessee under each Lease and the Debtor under each Loan Contract or Indirect Loan Contract to maintain, insurance on the equipment subject thereto with responsible insurance carriers, insuring against loss or damage by fire, theft, explosion, sprinklers and all other hazards and risks ordinarily insured against by other owners who use such equipment in similar businesses, for the full insurable value thereof; and provide evidence of such insurance to Lender upon Lender's request. This Section
5.3 does not require Borrower to have Lender added as a loss payee or additional insured on insurance policies for Revolving Loan Contracts, although Lender may impose such a requirement if an Event of Default has occurred.

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

     4. Compliance with Loan Documents. Borrower 1, Borrower 2, Borrower 3 and Borrower 4 each represents and warrants to Lender as follows: (a) as of the date hereof, each Borrower has complied, and is in compliance, with all of the terms, covenants and conditions of the Loan Agreement and the other Loan Documents applicable to it; (b) as of the date hereof, there exists no Event of Default under the Loan Agreement or any of the other Loan Documents or an event which would constitute an Event of Default upon the lapse of time or upon the giving of notice and the lapse of time specified therein; and (c) the representations and warranties of each Borrower in the Loan Agreement and the other Loan Documents are true and with the same effect as though such representations and warranties had been made by such Borrower as of the date hereof. Each Borrower further represents and warrants that, upon this Amendment becoming effective, each Borrower will be in compliance with all of the terms, covenants, and conditions of the Loan Agreement and the other Loan Documents, and all representations and warranties will be true.

     5. Authorization. Each party hereto represents to the other that the individual executing this Amendment on its behalf is the duly appointed signatory of such party and that such individual is authorized to execute this Amendment by or on behalf of such party and to take all action required by the terms of this Amendment.

     6. When Amendment is Effective. This Amendment shall be deemed binding and effective as of November 3, 2003 when this Amendment is executed by Borrower 1, Borrower 2, Borrower 3, Borrower 4 and Lender.

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

                            [SIGNATURES ON NEXT PAGE]

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

By:___________________________             By:__________________________
         Paul B. Weiss, President                   Paul B. Weiss, President



ICON INCOME FUND EIGHT A L.P.,             COMERICA BANK, SUCCESSOR BY MERGER TO
a Delaware Limited Partnership             COMERICA BANK-CALIFORNIA
By ICON Capital Corp., its general partner
                                           By: ___________________________
By:_____________________________               Todd Robertson
         Paul B. Weiss, President              Corporate BankingOfficer-Western
                                               Division



ICON INCOME FUND EIGHT B L.P.,
a Delaware Limited Partnership
By ICON Capital Corp., its general partner

By:______________________________
         Paul B. Weiss, President