Form 10-Q
period 2004-03-31
ICON INCOME FUND NINE LLC
filed 2004-05-17
CIK 1157522

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended             March 31, 2004
                              --------------------------------------------------


     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________________ to ____________________

Commission File Number                    000-50217
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) [ ] Yes [X] No

Part I - Financial Information
Item 1. Financial Statements

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                      Condensed Consolidated Balance Sheets



                                                                      (unaudited)
                                                                       March 31,           December 31,
                                                                          2004                 2003
                                                                          ----                 ----



         Assets
         ------

Cash and cash equivalents                                            $   12,708,883       $    14,651,555
                                                                     --------------       ---------------

Investment in finance leases
   Minimum rent receivables                                              24,466,774            16,958,283
   Estimated unguaranteed residual values                                 1,989,814             1,693,570
   Initial direct costs, net                                                372,235               410,719
   Unearned income                                                       (3,865,235)           (3,462,258)
                                                                      -------------       ---------------
                                                                         22,963,588            15,600,314
                                                                      -------------       ---------------

Investment in operating leases
   Equipment at cost                                                    203,919,993           203,919,993
   Accumulated depreciation                                             (37,267,061)          (31,186,896)
                                                                      -------------        ---------------
                                                                        166,652,932           172,733,097
                                                                      -------------        ---------------

Investment in unconsolidated joint ventures                               4,034,299             3,954,634
Investment in unguaranteed residual values                                4,454,003             4,454,003
Due from affiliates, net                                                    122,378               103,885
Due from Manager                                                            237,791               289,422
Other assets, net                                                           164,964             1,118,267

Total assets                                                         $  211,338,838       $   212,905,177
                                                                     ==============       ===============

         Liabilities and Members' Equity
         -------------------------------

Notes payable - non-recourse                                         $  134,936,273       $   134,463,196
Due to affiliates, net                                                       33,062                -
Accounts payable and other liabilities                                      478,297               476,253
Deferred income                                                             264,444                -
Minority interest in consolidated joint ventures                          2,610,038             2,811,859
                                                                    ---------------        --------------
                                                                        138,322,114           137,751,308
                                                                    ---------------        --------------

Commitments and Contingencies

Members' equity
   Manager (one share outstanding, $1,000 per share
     original issue price)                                                 (137,567)             (115,985)
  Additional members (98,876.493 and 98,991.003
     shares outstanding, $1000 per share original issue price)           73,154,291            75,269,854
                                                                     --------------       ---------------
   Total members' equity                                                 73,016,724            75,153,869
                                                                     --------------       ---------------
Total liabilities and members' equity                                $  211,338,838       $   212,905,177
                                                                     ==============       ===============



See accompanying notes to condensed consolidated financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                 Condensed Consolidated Statements of Operations

                      For the Three Months Ended March 31,

                                   (Unaudited)



                                                                 2004            2003
                                                                 ----            ----

Revenues

   Rental income                                            $   8,486,433  $   8,686,361
   Finance income                                                 366,850            -
   Income from investments in unconsolidated joint ventures        79,666         36,399
   Interest income and other                                       30,582         25,267
                                                           --------------   ------------

   Total revenues                                               8,963,531      8,748,027
                                                           --------------   ------------

Expenses

   Depreciation and amortization                                6,124,632      6,444,393
   Interest expense                                             1,747,706      2,111,127
   Management fee - Manager                                       562,533        494,717
   Administrative fee reimbursement - Manager                     225,013        197,887
   General and administrative                                     187,727         81,521
   Minority interest in consolidated joint venture                 25,344         18,569
                                                            -------------  -------------

   Total expenses                                               8,872,955      9,348,214
                                                            -------------  -------------

Net income (loss)                                           $      90,576  $    (600,187)
                                                            =============  =============

Net income (loss) allocable to:
   Managing member                                          $         906  $      (6,002)
   Additional members                                              89,670       (594,185)
                                                            -------------  -------------

                                                            $      90,576  $    (600,187)
                                                            =============  =============
Weighted average number of additional member
   shares outstanding                                              98,933         67,804
                                                            =============  =============

Net income (loss) per weighted average additional
   member shares                                            $        0.91  $      (8.76)
                                                            =============  ============









See accompanying notes to condensed consolidated financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

         Condensed Consolidated Statement of Changes in Members' Equity

                    For the Three Months Ended March 31, 2004

                                   (Unaudited)



                                 Additional Members Distributions
                                 --------------------------------

                                      Return of    Investment         Additional      Managing
                                       Capital       Income             Members        Member           Total
                                       -------       ------             -------        ------           -----
                                  (Per weighted average share)

Balance at January 1, 2004                                         $    75,269,854  $   (115,985) $   75,153,869

Cash distributions
   to members                         $ 20.41       $  0.91             (2,108,788)      (22,488)     (2,131,276)

Additional member shares
  redeemed (114.51 shares)                                                 (96,445)      -               (96,445)

Net income                                                                  89,670           906          90,576
                                                                   ---------------  ------------  --------------

Balance at March 31, 2004                                          $    73,154,291  $   (137,567) $   73,016,724
                                                                   ===============  ============  ==============
















See accompanying notes to condensed consolidated financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                 Condensed Consolidated Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (Unaudited)




                                                                              2004                     2003
                                                                              ----                     ----

Cash flows from operating activities:
   Net income (loss)                                                   $          90,576         $      (600,187)
                                                                       -----------------         ---------------
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
       Depreciation and amortization                                           6,124,632               6,415,632
       Income from investment in unconsolidated joint ventures                   (79,666)                (36,399)
       Rental income paid directly to lenders by lessees                      (7,924,037)             (7,914,910)
       Minority interest in consolidated joint ventures                           25,344                  18,569
       Interest expense on non-recourse financing
         paid directly to lenders by lessees                                   1,727,548               2,111,127
       Changes in operating assets and liabilities:
         Collection of principal non-financed receivables                        793,964                   -
         Due from affiliates, net                                                (18,493)               (148,836)
         Other assets                                                            (63,272)                 76,746
         Due to affiliates, net                                                   33,062                 (20,688)
         Accounts payable and other liabilities                                    2,043                 (90,356)
                                                                      ------------------         ---------------

           Total adjustments                                                     621,125                 410,885
                                                                      ------------------         ----------------

       Net cash provided by (used in) operating activities                       711,701                (189,302)
                                                                      ------------------         ---------------

Cash flows from investing activities:
   Investment in finance leases                                                 (199,487)                   -
   Investment in joint ventures                                                      -                  (389,518)
   Distribution to minority interest in consolidated joint venture              (227,165)               (343,610)
                                                                      -------------------        ---------------

       Net cash used in investing activities                                    (426,652)               (733,128)
                                                                      ------------------         ---------------

Cash flows from financing activities:
   Issuance of additional membership shares,
    net of offering expenses                                                         -                20,429,823
   Redemption of additional member shares                                        (96,445)                (21,725)
   Cash distributions to members                                              (2,131,276)             (1,422,423)
                                                                       -----------------         ---------------

       Net cash (used in) provided by financing activities                    (2,227,721)             18,985,675
                                                                       -----------------         ----------------

Net (decrease) increase in cash and cash equivalents                          (1,942,672)             18,063,245

Cash and cash equivalents at beginning of the period                          14,651,555               9,456,992
                                                                       -----------------         ---------------

Cash and cash equivalents at end of the period                         $      12,708,883         $    27,520,237
                                                                       =================         ===============






                                                        (continued on next page)

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                 Condensed Consolidated Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (Unaudited)

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

     For the three months ended March 31, 2004 and 2003, non-cash activities included the following:



                                                                                    2004               2003
                                                                                    ----               ----

Rental income assigned, operating lease receivables                          $      7,924,037    $     7,914,910

Deferred income on operating lease receivables paid
   directly to lenders by lessees                                                   1,309,934            581,562
Principal and interest paid directly to lenders by lessees                         (9,233,971)        (8,496,472)
                                                                             ----------------    ---------------

                                                                             $         -         $         -
                                                                             ================    ===============


Non-cash portion of investment in finance lease                              $      7,979,500    $         -

Non-recourse notes payable assumed in investment in finance lease                  (7,979,500)             -
                                                                             ----------------    ---------------

                                                                             $         -         $         -
                                                                             ================    ===============



Interest on non-recourse financing paid directly to lenders by lessees       $      1,727,548    $     2,111,127


Other interest paid                                                                    20,158              -
                                                                             ----------------    ----------------

Total interest expense                                                       $      1,747,706    $      2,111,127
                                                                             ================    ================









See accompanying notes to condensed consolidated financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

              Notes to Condensed Consolidated Financial Statements

                                 March 31, 2004

                                   (Unaudited)

1.   Basis of Presentation

     The condensed consolidated financial statements of the ICON Income Fund Nine, LLC (The "LLC") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of the results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the LLC's 2003 Annual Report on Form 10-K.

2.   Related Party Transactions

     Fees and expenses paid or accrued by the LLC to ICON Capital Corp. (the "Manager") or its affiliates directly or on behalf of joint ventures in which the LLC has an interest were as follows for the three months ended March 31, 2004 and 2003:



                                         2004          2003
                                         ----          ----


Organization and offering expenses    $     -       $   346,043    Charged to equity
Underwriting commissions                    -           461,391    Charged to equity
Acquisition fees                            -            81,863    Capitalized as part
                                                                     of investment in
                                                                       joint venture
Acquisition fees                          5,984            -       Capitalized as part
                                                                     of investment in
                                                                       finance leases
Management fees                         562,533         494,717    Charged to operations
Administrative expense reimbursements   225,013         197,887    Charged to operations
                                      ---------      ----------

                                      $ 793,530      $1,581,901
                                      =========      ==========


     The Manager had expected certain transactions to be consummated in the first quarter of 2004 which would have generated acquisition fees of at least $289,422. The structure of these transactions changed consequently resulting in a lower acquisition fee. The Manager returned to the LLC the difference of the receivables due to the LLC from the fourth quarter 2003 and the actual fees generated therefrom of $237,791 during the second quarter 2004.

     The LLC also paid $45,647 in acquisition fees to the manager for a binding agreement as outlined in Note 6. The amount is included Under the Caption ("Other Assets") on the balance sheet.

     As of March 31, 2004, the LLC had a net receivable of $89,316 due from affiliates, ICON Income Fund Eight-A L.P., ICON Income Fund Eight-B L.P. ("Fund Eight B"), and ICON SPK-2023 LLC ("ICON SPK") for reinvestments and reimbursements of fees paid on behalf of the affiliates.

3.   Joint Ventures

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

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

        Notes to Condensed Consolidated Financial Statements - Continued

Consolidated Ventures

     The  joint   ventures   described   below  are  owned  95%,  85%  and  51%,
respectively, and are consolidated in the condensed consolidated financial statements of the LLC.

     The LLC's condensed consolidated financial statements include 100% of the assets and liabilities, as well as 100% of the related revenues and expenses of these ventures. Fund Eight B's interest is accounted for as minority interest in consolidated joint ventures on the condensed consolidated balance sheets and statements of operations.

     ICON/Kenilworth LLC
     -------------------

     On September 30, 2002, the LLC and Fund Eight B formed ICON/Kenilworth LLC for the purpose of acquiring a natural gas-fired 25MW co-generation facility for a purchase price of $8,410,000 in cash, and assumed non-recourse debt of $6,918,091 consisting of a senior debt of $6,679,355 and a junior debt of $238,736. The facility is on lease with Energy Factors Kenilworth, Inc., and the lease expires in July 2004. In addition, there was a total of $459,843 in acquisition fees paid to the Manager as part of the acquisition cost. The outstanding non-recourse debt at March 31, 2004 was $1,946,594.

     The original lease term expires in July 2004. The lessee has entered into a lease extension until 2009. During the extension term, the rental payment is in part a function of natural gas prices. If natural gas prices are sustained at the current record high levels, rental payments will be deferred until natural gas prices return to previous levels. High natural gas prices, such as the current level, sustained over the long term will directly affect the viability of the cogeneration facility and may impede the LLC's ability to capitalize on its investment.

     ICON Aircraft 46835 LLC
     -----------------------

     In December 2002, the LLC and Fund Eight B formed ICON Aircraft 46835 LLC for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft on lease to Federal Express. The aircraft was acquired for a purchase price of $25,291,593, which was funded with cash of $3,000,000 and the assumption of non-recourse debt in the amount of $22,291,593. In addition, there was a total of $758,748 in acquisition fees paid to the Manager as part of the acquisition cost. The lenders have a security interest in the aircraft and have been assigned the rental payments under the lease. The lease is scheduled to expire in March 2007, at which time the balance of the non-recourse debt outstanding will be approximately $2,708,000. At March 31, 2004, the outstanding balance of the non-recourse debt was $15,156,483.

     ICON SPK 2023-A LLC
     -------------------

     In 2002, the LLC and Fund Eight B formed ICON SPK for the purpose of acquiring a portfolio of leases for an aggregate purchase price of $7,750,000 in cash. In addition, there was a total of $232,500 in acquisition fees paid to the Manager as part of the acquisition cost. The leases expire on various dates through April 2008.

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

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

        Notes to Condensed Consolidated Financial Statements - Continued

     ICON Aircraft 126 LLC
     ---------------------

     In early 2002, the LLC and Fund Eight B formed ICON Aircraft 126 LLC ("ICON 126") for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited ("D.A.L."), an unaffiliated Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which is on lease to Cathay Pacific through March 2006. The stock was acquired for $4,250,000 in cash. The aircraft is subject to non-recourse debt provided by unaffiliated lenders. As of March 31, 2004, there was $61,946,078 outstanding under the non-recourse debt.

     The LLC and Fund Eight B each own a 50% interest in ICON 126. ICON 126 consolidates the financial position and operations of D.A.L. in its financial statements.

     The LLC's original investment in ICON 126 was recorded at a cost of $3,242,901, inclusive of related acquisition fees of $1,117,901 paid to the Manager. Information as to the unaudited results of operations of ICON 126 as of March 31, 2004 and 2003 is summarized below:


                             Three Months Ended     Three Months Ended
                               March 31, 2004         March 31, 2003
                               --------------         --------------

Net income                    $       149,756         $       101,999
                              ===============         ===============

LLC's share of net income     $        74,878         $        50,999
                              ===============         ===============

     ICON Aircraft 47820 LLC
     -----------------------

     In 2003, the LLC and Fund Eight B formed ICON Aircraft 47820 LLC ("ICON 47820") for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F on lease to Federal Express. The aircraft was acquired for a purchase price of $27,287,644, which was funded with cash of $3,076,564 and non-recourse debt of $24,211,080. In addition, there was a total of $818,629 in acquisition fees paid to the General Partner of which the LLC's share was $81,863. The lenders have a security interest in the aircraft and an assignment of the rental payments under the lease. The lease is scheduled to expire in March 2007, at which time the balance of the non-recourse debt outstanding is scheduled to be approximately $2,916,523. The outstanding non-recourse debt at March 31, 2004 was $16,326,065.

     The LLC's original investment in ICON 47820 was recorded at a cost of $389,518, inclusive of related acquisition fees of $81,863. Information as to the unaudited results of operations of ICON 47820 as of March 31, 2003 is summarized below:

                             Three Months Ended          Three Months Ended
                               March 31, 2004               March 31, 2003
                               --------------               --------------

Net income                     $        47,876              $     (146,006)
                               ===============              ==============

LLC's share of net income      $         4,788              $      (14,600)
                               ===============              ==============

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

        Notes to Condensed Consolidated Financial Statements - Continued

4.    Investments In Consolidated Subsidiaries

     The following subsidiaries' assets, liabilities, income and expenses are consolidated on the LLC's condensed consolidated balance sheets and condensed consolidated statements of operations.

     ICON Aircraft 128 LLC
     ---------------------

     In 2002, the LLC formed ICON Aircraft 128 LLC ("ICON Aircraft 128") for the purpose of acquiring 53% (with an option to acquire the remaining 47%) of the outstanding shares of HXO Aircraft Leasing Limited ("HXO"), a Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-300ER aircraft on lease to Cathay Pacific through June 2006. The stock was acquired for $2,250,000 in cash. The LLC also paid $2,041,243 in acquisition fees to the Manager as a result of the acquisition. Subsequent to the original acquisition, ICON Aircraft 128 exercised its option and acquired the remaining 47% interest from HXO for $2,028,000 in cash and paid additional acquisition fees of $30,840 to the Manager.

     The aircraft owned by HXO is subject to non-recourse debt to unaffiliated lenders. As of March 31, 2004, there was $56,355,664 outstanding under the non-recourse debt.

     ICON Railcar I LLC
     ------------------

     In November 2002, the LLC formed ICON Railcar I LLC for the purpose of acquiring a total of 434 coal gondola railcars for a total purchase price of $5,667,220, which was funded with cash of $1,227,886 and the assumption of non-recourse debt in the amount of $4,439,334 subject to two separate leases as follows:

     (i) 324 railcars were on lease to Texas Genco LP, of which the LLC sold eleven of the railcars to the lessee based upon an early termination provision due to damages during the year ended December 31, 2003. The lenders have a security interest in the railcars and have been assigned the rental payments under the lease. The lease is scheduled to expire in 2007 at which time the balance of the non-recourse debt will be approximately $1,603,000. In addition, there was a total of $132,727 in acquisition fees paid to the Manager as part of the acquisition. As of March 31, 2004, there was $2,635,799 outstanding under the non-recourse debt.

     (ii) 110 railcars were on lease to Trinity Rail Management, Inc. The lenders have a security interest in the railcars and have been assigned the rental payments under the lease. The lease is scheduled to expire in 2010 at which time the balance of the non-recourse debt will be approximately $387,000. In addition, there was a total of $37,290 in acquisition fees paid to the Manager as part of the acquisition. As of March 31, 2004, there was $1,024,534 outstanding under the non-recourse debt. Subsequent to the acquisition, the LLC was refunded $14,630, which was recorded as a reduction to the acquisition cost of the equipment purchased.

     ICON Trianon LLC, ICON Trinidad LLC, ICON Tancred LLC

     During the third quarter of 2002, the LLC formed ICON Trianon LLC, ICON Trinidad LLC and ICON Tancred LLC (collectively known as "Wilhelmsen") for the purpose of acquiring three car and truck carrying vessels, for $9,690,060 in cash and the assumption of non-recourse debt of $64,329,764. The vessels are subject to lease with Wilhelmsen Lines Shipowning, a wholly-owned subsidiary of Wallenius Wilhelmsen Lines ASA, and the leases expire in December 2008. In addition, the LLC paid $2,220,595 in acquisition fees to the Manager as part of the acquisition. As of March 31, 2004, there was $52,317,126 outstanding under the non-recourse debt.

                           ICON Income Fund Nine, LLC

                     (A Delaware Limited Liability Company)

        Notes to Condensed Consolidated Financial Statements - Continued

5.  Investment in Finance Leases

     During the first quarter of 2004, the LLC invested $205,471 inclusive of $5,984 in acquisition fees paid to the Manager, in various computer equipment on lease to Medco Health Solution, Inc. and Yamaha Motor Corporation, USA. The leases are subject to non-recourse debt totaling $7,979,500. The leases have been accounted for as finance leases and are scheduled to expire in December 2006 and December 2007, respectively. The interest rates on the non-recourse debt range from 4.5% to 5.87% with the non-recourse debt maturing at lease-end.

6.  Subsequent Event

     The LLC and an affiliate, ICON Income Fund Ten, formed a joint venture, ICON GeicJV, for the purpose of entering into a binding agreement with Ontario Credit Corp. to acquire the right, title and interest in four equipment schedules on lease to Government Employee Insurance Co. ("GEICO"). On April 30, 2004, the LLC closed on its contractual agreement and attained a 26% interest in the equipment schedules to be managed under the joint venture. The purchase price for the equipment schedules were $5,852,197, of which the LLC paid $1,521,571.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                 March 31, 2004

     Item 2: Manager's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-Looking Information - The following discussion and analysis should be read in conjunction with the audited financial statements and notes dated December 31, 2003 included in the LLC's annual report on Form 10-K. Certain statements within this document may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the LLC believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

Results of Operations for the Three Months Ended March 31, 2004 and 2003

     Revenue for the quarter ended March 31, 2004 ("2004 Quarter") was $8,963,531 representing an increase of $215,504 from the quarter ended March 31, 2003 ("2003 Quarter"). The increase in revenue resulted from investment in finance leases and income from investment in unconsolidated joint ventures. The LLC generated finance income of $366,850 for the 2004 Quarter due to its investment in the second quarter of 2003 and first quarter 2004 in finance leases. Income from investments in unconsolidated joint ventures increased due to reduction in interest expenses relating to the debt obligations of such ventures. Rental income decreased by $199,928 due to terminations since the 2003 Quarter, partially offsetting the increase in revenue.

     Expenses for the 2004 Quarter were $8,872,955 representing a decrease of $475,259 over the 2003 Quarter. The decrease resulted from reduction in depreciation and amortization expenses of $319,761 and a decrease of $363,421 in interest expenses. The decrease in depreciation and amortization are directly related to the termination of investments in operating leases during 2003. Interest expense decreased due to the reduction in the average outstanding debt balances. Offsetting the decreases were increases in general and administrative expenses of $106,206, administration fee reimbursement - Manager of $27,126, management fees - Manager of $67,816. These increases resulted from the increase in size of the LLC's lease portfolio and overall growth in the size of its operations.

     Net income (loss) for the 2004 Quarter and the 2003 Quarter was $90,576 and $(600,187), respectively. The net income (loss) per weighted average additional member shares outstanding for the 2004 Quarter and the 2003 Quarter was $.91 and $(8.76), respectively.

Liquidity and Capital Resources

     On April 30, 2003, the LLC had its final closing with a cumulative total of 99,743.474 units admitted totaling $99,743,474.23 in capital contributions. As cash is realized from operations, the LLC will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations. For the 2004 Quarter, the LLC's liquidity decreased over the corresponding period of 2003. The LLC, while generating more cash from operating activities, generated less cash from financing activities as expected, since the LLC is no longer offering shares for subscription.

     The LLC's primary source of funds for the three months ended March 31, 2004 was collection of receivables from finance leases. Cash was utilized, in part, for cash distributions to members of $2,131,276, distributions to minority interest holder of $227,165 and the acquisition of equipment for $199,487. Additionally, the LLC anticipates continuing to utilize non-recourse debt to increase the size and diversification of the leased equipment portfolio. Further, the LLC intends to reinvest cash generated from operations and sales in excess of its distribution objectives and reserve requirements in additional leased equipment.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                 March 31, 2004

     From time to time the LLC will invest in industries, equipment, or geopolitical regions that may be subject to outside influences that may affect the LLC's investments. While these factors are considered when the investments are made, unforeseen events such as those that occurred on September 11, 2001 can have far-reaching and unpredictable adverse consequences. The following is a discussion of some assets that may fall into this category.

     Aircraft: The LLC is the lessor of several aircraft on lease throughout the world. The value of this equipment is subject to the fluctuations of the airline industry, which are greatly influenced by a number of factors including, but not limited to, the global economy, fuel prices, political stability, terrorist activity, and epidemics such as SARS.

     Kenilworth: The LLC is the lessor of a cogeneration facility utilized by the Schering-Plough Corporation at its international headquarters. The original lease term expires in July 2004. The lessee has entered into a lease extension until 2009. During the extension term, the rental payment is in part a function of natural gas prices. If natural gas prices are sustained at the current record high levels, rental payments will be deferred until natural gas prices return to previous levels. High natural gas prices, such as the current level, sustained over the long term will directly affect the viability of the cogeneration facility and may impede the LLC's ability to capitalize on its investment.

     On May 30 2002, certain affiliated funds entered into a $17,500,000 joint and several line of credit agreement dated as of May 30, 2002. They were ICON Income Fund Eight A L.P., ICON Income Fund Eight B L.P. and ICON Cash Flow Partners L.P. Seven (the "Initial Funds"), with Comerica Bank as lender. Under the terms of the agreement, the Initial Funds may borrow at a rate equal to the Comerica Bank base rate plus 1% (together, 5.00% at March 31, 2004) and all borrowings are to be jointly and severally collateralized by the present values of rents receivable and equipment owned by all of the Initial Funds sharing in the joint line of credit. On December 12, 2002, the agreement was amended to admit the LLC, collectively along with the Initial Funds (the "Funds"), as a borrower sharing the $17,500,000 joint line of credit agreement. The Funds have entered into a Contribution Agreement, dated as of May 30, 2002, as amended December 12, 2002, pursuant to which the Funds have agreed to restrictions on the amount and the terms of their respective borrowings under the line of credit in order to minimize the risk that a Fund would not be able to repay its allocable portion of the outstanding revolving loan obligation at any time, including restrictions on any Fund borrowing in excess of the lesser of (A) an amount each Fund could reasonably expect to repay in one year out of its projected free cash flow, or (B) the greater of (i) the Borrowing Base (as defined in the line of credit agreement) as applied to such Fund, and (ii) 50% of the net worth of such Fund. The Contribution Agreement provides that, in the event a Fund pays an amount under the agreement in excess of its allocable share of the obligation under the agreement whether by reason of an Event of Default or otherwise, the other Funds will immediately make a contribution payment to such Fund in such amount that the aggregate amount paid by each Fund reflects its allocable share of the aggregate obligations under the agreement.

     The Funds' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Fund. The line of credit was extended to expire December 31, 2004. As of March 31, 2004, the LLC had no outstanding balance under the line. Aggregate borrowing by all Funds under the line of credit agreement aggregated $14,039,986 on March 31, 2004.

     Cash  distributions  to  limited  partners  for the 2004  Quarter  and 2003
Quarter,   which  were  paid  monthly,   totaled   $2,108,788  and   $1,408,201,
respectively.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                 March 31, 2004

     Subsequent Event - The LLC and an affiliate, ICON Income Fund Ten, formed a joint venture, ICON GeicJV, for the purpose of entering into a binding agreement with Ontario Credit Corp. to acquire the right, title and interest in four equipment schedules on lease to Government Employee Insurance Co. ("GEICO"). On April 30, 2004, the LLC closed on its contractual agreement and attained a 26% interest in the equipment schedules to be managed under the joint venture. The purchase price for the equipment schedules were $5,852,197, of which the LLC paid $1,521,571.

     As of March 31, 2004, except as noted above, and to the best of our knowledge, there were no known trends or demands, commitments, events or uncertainties, which are likely to have any material effect on liquidity. As cash is realized from operations and additional borrowings, the LLC will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

     We do not consider the impact of inflation to be material in the analysis of our overall operations.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                 March 31, 2004

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

     The LLC is exposed to certain market risks, including changes in interest rates and the demand for equipment (and the related residuals) owned by the LLC and its investors.

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

     There were no significant changes in the LLC's internal control over financial reporting during the LLC's first quarter that have materially affected, or are likely to materially affect, the LLC's internal control over financial reporting.

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

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(b)  Reports on Form 8-K

     None

(c)  Exhibits

32.1 Certification of Chairman and Chief Executive Officer

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

                                ICON Income Fund Nine, LLC
                                File No. 333-67638(Registrant)
                                By its General Partner,
                                ICON Capital Corp.





       May 17, 2004             /s/ Thomas W. Martin
------------------------        --------------------------------------
           Date                 Thomas W. Martin
                                Executive Vice President
                                (Principal Financial and Accounting Officer)
                                ICON Capital Corp.
                                Manager of ICON Income Fund Nine, LLC

     Exhibit 32.1 Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

                              Certifications - 10-Q
                              ---------------------

I, Beaufort J.B. Clarke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICON Income Fund Nine, LLC (the "LLC");

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the consolidated financial statements and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

Dated:  May 17, 2004

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
Manager of ICON Income Fund Nine, LLC

     Exhibit 32.2 Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

                              Certifications - 10-Q
                              ---------------------

I, Thomas W. Martin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICON Income Fund Nine, LLC (the "LLC");

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the consolidated financial statements and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

Dated:  May 17, 2004

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Income Fund Nine, LLC

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                 March 31, 2004


EXHIBIT 33.1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the Manager of ICON Income Fund Nine, LLC, certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Quarterly Report on Form 10-Q for the period ended March 31, 2004 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C.
78m) and

     (2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Nine, LLC.

Dated:  May 17, 2004




 /s/ Beaufort J.B. Clarke
 ------------------------------------------------------
 Beaufort J.B. Clarke
 Chairman and Chief Executive Officer
 ICON Capital Corp.
 Manager of ICON Income Fund Nine, LLC

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                 March 31, 2004


EXHIBIT 33.2


     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the Manager of ICON Income Fund Nine, LLC, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Quarterly Report on Form 10-Q for the period ended March 31, 2004 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

     (2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Nine, LLC.

Dated:  May 17, 2004




  /s/ Thomas W. Martin
  -------------------------------------------------------
  Thomas W. Martin
  Executive Vice President
  (Principal Financial and Accounting Officer)
  ICON Capital Corp.
  Manager of ICON Income Fund Nine, LLC