Form 10-Q
period 2004-06-30
ICON INCOME FUND NINE LLC
filed 2004-08-16
CIK 1157522

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                    June 30, 2004
                              --------------------------------------------------


     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _________________________ to ___________________

Commission File Number                               333-67638
                      ----------------------------------------------------------

                           ICON Income Fund Nine, LLC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                13-4183234
--------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)


 100 Fifth Avenue, New York, New York                   10011-1505
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

                      Condensed Consolidated Balance Sheets





                                                                   (unaudited)
                                                                    June 30,        December 31,
                                                                      2004              2003
                                                                      ----              ----

         Assets

Cash and cash equivalents                                      $     9,766,402    $     14,651,555
                                                               ---------------    ----------------

Investment in finance leases
   Minimum rents receivable                                         22,658,310          16,958,283
   Estimated unguaranteed residual values                            1,989,814           1,693,570
   Initial direct costs, net                                           330,073             410,719
   Unearned income                                                  (3,406,137)         (3,462,258)
                                                               ---------------    ----------------
                                                                    21,572,060          15,600,314
                                                               ---------------    ----------------

Investment in operating leases
   Equipment, at cost                                              203,695,851         203,919,993
   Accumulated depreciation                                        (43,085,984)        (31,186,896)
                                                               ---------------    ----------------
                                                                   160,609,867         172,733,097
                                                               ---------------    ----------------


Investment in unconsolidated joint ventures                          5,469,284           3,954,634
Investment in unguaranteed residual values                           4,551,206           4,454,003
Due from affiliates, net                                               242,976             103,885
Due from Manager                                                          -                289,422
Other assets, net                                                    1,656,941           1,118,267
                                                               ---------------    ----------------

Total assets                                                   $   203,868,736    $    212,905,177
                                                               ===============    ================

         Liabilities and Members' Equity

Notes payable - non-recourse                                   $   129,789,097    $    134,463,196
Due to affiliates, net                                                 101,895
-Accounts payable and other liabilities                                576,864             476,253
Minority interest in consolidated joint ventures                     2,489,363           2,811,859
                                                                --------------    ----------------

         Total liabilities                                         132,957,219         137,751,308
                                                                --------------    ----------------

Commitment and Contingencies

Members' equity
   Manager (one share outstanding, $1,000 per share
     original issue price)                                            (158,489)           (115,985)
   Additional Members (98,861.043 and 98,991.003
     shares outstanding, $1,000 per share original issue price)     71,070,006          75,269,854
                                                               ---------------    ---------------
   Total members' equity                                            70,911,517          75,153,869
                                                               ---------------    ---------------

Total liabilities and members' equity                          $   203,868,736    $    212,905,177
                                                               ===============    ================




See accompanying notes to condensed consolidated financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                 Condensed Consolidated Statements of Operations

                                   (unaudited)



                                                            For the Three Months               For the Six Months
                                                               Ended June 30,                    Ended June 30,
                                                           2004            2003               2004              2003
                                                           ----            ----               ----              ----
Revenues
   Rental income                                     $   8,487,089     $   8,608,236    $  16,973,522     $  17,294,597
   Finance income                                          459,098            32,279          825,948            32,279
   Income from investment in unconsolidated
     joint ventures                                         96,100            50,446          175,766            86,845
   Interest income and other                                28,932            73,301           59,514            98,568
   Net gain (loss) on sale of equipment                      9,703           (17,776)           9,703           (17,776)
                                                     -------------     -------------    -------------      ------------
   Total revenues                                        9,080,922         8,746,486       18,044,453        17,494,513
                                                     -------------     -------------    -------------      ------------

Expenses
   Depreciation and amortization                         6,021,339         6,218,855       12,145,971        12,634,487
   Interest                                              1,797,490         2,048,894        3,545,196         4,160,021
   Management fee - Manager                                507,310           411,854        1,069,843           906,571
   Administrative fee
     reimbursement - Manager                               320,811           164,742          545,824           362,629
   General and administrative                              189,202           247,700          376,929           357,982
   Minority interest in consolidated
      joint ventures                                        89,707            21,453          115,051            40,022
                                                     -------------     -------------   --------------     -------------
   Total expenses                                        8,925,859         9,113,498       17,798,814        18,461,712
                                                     -------------     -------------   --------------     -------------

Net income (loss)                                    $     155,063     $    (367,012)   $     245,639     $    (967,199)
                                                     =============     =============    =============     =============

Net income (loss) allocable to:
   Managing member                                   $       1,551     $      (3,670)   $       2,457     $      (9,672)
   Additional members                                      153,512          (363,342)         243,182          (957,527)
                                                     -------------     -------------    -------------     -------------
                                                     $     155,063     $    (367,012)   $     245,639     $    (967,199)
                                                     =============     =============    =============     =============

Weighted average number of additional
   member shares outstanding                                98,867            96,511           98,902            82,302
                                                     =============     =============    =============      =============

Net income (loss) per weighted average
   additional member shares                          $        1.55    $        (3.76)   $        2.46     $      (11.63)
                                                     =============    ==============    =============     =============




See accompanying notes to condensed consolidated financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

         Condensed Consolidated Statement of Changes in Members' Equity

                     For the Six Months Ended June 30, 2004

                                   (unaudited)




                                 Additional Members Distributions

                                      Return of    Investment         Additional      Managing
                                       Capital       Income             Members        Member           Total
                                       -------       ------             -------        ------           -----
                                    (Per weighted average share)

Balance at
   January 1, 2004                                                 $    75,269,854  $   (115,985) $   75,153,869

Cash distributions
  to members                          $ 41.35       $     2.46          (4,333,353)      (44,961)     (4,378,314)

Additional member shares
  redeemed (129.96 shares)                                                (109,677)      -              (109,677)

Net income                                                                 243,182         2,457         245,639
                                                                   ---------------  ------------  --------------

Balance at
   June 30, 2004                                                   $    71,070,006  $   (158,489) $   70,911,517
                                                                   ===============  ============= ==============









See accompanying notes to condensed consolidated financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                 Condensed Consolidated Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)



                                                                                          2004               2003
                                                                                          ----               ----
Cash flows from operating activities:
   Net income (loss)                                                                $       245,639    $       (967,199)
                                                                                    ---------------    ----------------
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
       Depreciation and amortization                                                     12,145,971          12,634,487
       Minority interest in consolidated joint ventures                                     115,051              40,022
       Rental income paid directly to lenders by lessees                                (15,848,070)        (15,362,699)
       Finance income paid directly to lenders by lessees                                  (110,777)             -
       Interest expense paid directly to lenders by lessees                               3,509,226           3,763,913
       Income from investment in unconsolidated joint ventures                             (175,766)            (86,845)
       Net (gain) loss on sale of equipment                                                  (9,703)             17,776
        Changes in operating assets and liabilities:
          Collection of principal - non-financed receivable                               1,608,679              60,989
          Due from affiliates                                                               328,442            (165,273)
          Other assets                                                                     (276,819)           (264,927)
          Due to Manager                                                                       -                 (32,687)
          Due to Affiliates                                                                 101,894             102,000
         Accounts payable and other liabilities                                             100,617            (112,090)
                                                                                     --------------     ---------------
  Total adjustments                                                                       1,488,745             594,666
                                                                                     --------------     ---------------
       Net cash provided by (used in) operating activities                                1,734,384            (372,533)
                                                                                     --------------     ---------------
Cash flows from investing activities:
   Proceeds from sales of equipment                                                          40,042              74,358
Investment in finance leases                                                               (199,487)        (10,457,398)
Investment in unconsolidated joint ventures                                              (1,521,600)           (389,518)
   Investment in unguaranteed residual values, net                                          (97,202)               -
   Distribution to minority interest in consolidated joint venture                         (353,299)           (708,393)
                                                                                     --------------     ---------------

       Net cash used in investing activities                                             (2,131,546)        (11,480,951)
                                                                                      --------------    ---------------






                                                      (continued on next page)

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

           Condensed Consolidated Statement of Cash Flows - Continued

                        For the Six Months Ended June 30

                                   (unaudited)




                                                                   2004              2003
                                                                   ----              ----

Cash flows from financing activities:
   Issuance of membership shares,
     net of offering expenses                                           -            37,028,899
   Payment of non-recourse debt                                         -               (16,272)
   Redemption of additional members shares                         (109,677)           (477,291)
   Cash distributions to members                                 (4,378,314)         (3,526,275)
                                                            ---------------    ----------------
       Net cash (used in) provided by financing activities       (4,487,991)         33,009,061
                                                            ---------------    ----------------

Net (decrease) increase in cash and cash equivalents             (4,885,153)         21,155,577

Cash and cash equivalents at beginning of the period             14,651,555           9,456,992
                                                            ---------------    ----------------

Cash and cash equivalents at end of the period              $     9,766,402    $     30,612,569
                                                            ===============    ================














                                                       (continued on next page)

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

           Condensed Consolidated Statements of Cash Flows - Continued

Supplemental Disclosure of Cash Flow Information
------------------------------------------------

     For the six months ended June 30, 2004 and 2003, non-cash activities included the following:


                                                                                    2004               2003
                                                                                    ----               ----



Principal and interest on direct finance receivables paid
  directly to lenders by lessees                                             $        695,952   $          -
Rental income assigned, operating lease receivables                                15,848,070         15,362,699
Deferred income on operating lease receivables paid
   directly to lenders by lessees                                                    (389,121)          (759,569)
Principal and interest paid directly to lenders by lessees                        (16,154,901)       (14,603,130)
                                                                             ----------------    ---------------
                                                                             $         -         $         -
                                                                             ================    ===============


Non-cash portion of investment in finance lease                              $      7,979,500    $         -
Non-recourse notes payable assumed in investment
   in finance lease                                                                 7,979,500              -
                                                                             ----------------    --------------
                                                                             $         -         $         -
                                                                             ----------------    --------------


Debt assumed by lessee upon lease termination                                $          7,924    $        45,261
                                                                             ================    ===============

Interest expense:

Interest on non-recourse financing
  paid directly to lenders by lessees                                        $      3,509,226    $     3,763,913
Interest accretion on non-recourse financing                                             -               339,729
Other interest paid                                                                    35,970             56,379
                                                                             ----------------    ---------------
   Total interest expense                                                    $      3,545,196    $     4,160,021
                                                                             ================    ===============











See accompanying notes to condensed consolidated financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

              Notes to Condensed Consolidated Financial Statements

                                  June 30, 2004

                                   (unaudited)

1.   Basis of Presentation

     The condensed consolidated financial statements of the ICON Income Fund Nine, LLC (the "LLC") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of the results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the LLC's 2003 Annual Report on Form 10-K. Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

2.   Related Party Transactions

     Fees and expenses paid or accrued by the LLC to the Manager or its affiliates directly or on behalf of joint ventures in which the company has an interest were as follows for the six months ended June 30, 2004 and 2003 are as follows:



                                                     2004             2003
                                                     ----             ----

 Organization and offering expenses          $           -     $      626,083   Charged to members equity
 Underwriting commissions                                -            834,777   Charged to members equity
 Acquisition fees                                     5,985           304,584   Capitalized as part of
                                                                                  investment in finance leases
 Acquisition fees                                    45,647            81,863   Capitalized as part of
                                                                                  investment in unconsolidated joint ventures
 Management fees                                  1,069,843           906,571   Charged to operations
 Administrative expense reimbursements              545,824           362,629   Charged to operations
                                             --------------    --------------

                                             $    1,667,299    $    3,116,507
                                             ==============    ==============



     As of June 30, 2004, the LLC had a net receivable of $242,976 from affiliates, ICON Income Fund Eight A L.P. ("Fund Eight A"), ICON SPK-2023 LLC ("ICON SPK") and ICON Income Fund Ten, LLC ("Fund Ten"), for reinvestments, reimbursements of fees paid on behalf of the affiliates and distributions for investment in joint venture, respectively.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

        Notes to Condensed Consolidated Financial Statements - Continued

3.  Joint Ventures

     The LLC and its affiliates formed six joint ventures discussed below for the purpose of acquiring and managing various assets. The LLC and its affiliates have substantially identical investment objectives and participate on the same terms and conditions. The LLC has the right of first refusal to purchase the equipment, on a pro-rata basis, if any of the affiliates desire to sell their interests in the equipment.

Consolidated Joint Ventures

     The three joint ventures described below are owned 95%, 85% and 51%, respectively, and are consolidated in the condensed consolidated financial statements of the LLC.

     The LLC's condensed consolidated financial statements include 100% of the assets and liabilities, as well as 100% of the related revenues and expenses of these ventures. Fund Eight B's interest is accounted for as minority interest in consolidated joint ventures on the condensed consolidated balance sheets and statements of operations.

     ICON/Kenilworth LLC
     -------------------

     On September 30, 2002, the LLC and ICON Income Fund Eight B L.P. ("Fund Eight B") formed ICON/Kenilworth LLC for the purpose of acquiring a natural gas-fired 25MW co-generation facility for a purchase price of $8,410,000 in cash, and the assumption of non-recourse debt of $6,918,091 consisting of a senior debt of $6,679,355 and a junior debt of $238,736. The facility is on lease with Energy Factors Kenilworth, Inc., and the lease originally expired in July 2009. In addition, there was a total of $459,843 in acquisition fees paid to the General Partner. The balance of the outstanding non-recourse debt secured by this facility, at June 30, 2004, was $985,971.

     The original lease term expired July 2004 and has been extended until 2009. During the extension term, the rental payments will in part be a function of natural gas prices. If natural gas prices are sustained at the current record high levels, rental payments will be deferred until natural gas prices return to previous levels. High natural gas prices, such as the current level, sustained over the long term will directly affect the viability of the cogeneration facility and may impede the LLC's ability to capitalize on its investment.

     ICON Aircraft 46835 LLC
     -----------------------

     In December 2002, the LLC and Fund Eight B formed ICON Aircraft 46835, LLC ("ICON 46835") for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft leased to Federal Express Corporation for a purchase price of $25,291,593, which was funded with cash of $3,000,000 and non-recourse debt of $22,291,593. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease. The lease is scheduled to expire in March 2007, at which time the final lease payment of $2,708,000 will be used to pay-off the then outstanding non-recourse debt of the equivalent amount.

     In addition, there was a total of $758,748 in acquisition fees paid to the General Partner, of which the LLC's share was $644,936. The outstanding balance of the non-recourse debt secured by this aircraft, at June 30, 2004 was $15,309,546. The LLC and Fund Eight B have ownership interests of 85% and 15%, respectively.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

        Notes to Condensed Consolidated Financial Statements - Continued

     ICON SPK 2023-A, LLC
     --------------------

     During 2002, the LLC and Fund Eight B formed ICON SPK for the purpose of acquiring a portfolio of leases for an aggregate purchase price of $7,750,000 in cash. In addition, a total of $232,500 in acquisition fees was paid to the Manager as part of the acquisition cost. The leases expire on various dates through April 2008.

Unconsolidated Joint Ventures

     The  joint   ventures   described   below  are  50%,  26%  and  10%  owned,
respectively, and are accounted for following the equity method.

     ICON Aircraft 126, LLC
     ----------------------

     In early 2002, the LLC and Fund Eight B formed ICON Aircraft 126 LLC ("ICON 126") for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited ("D.A.L."), a Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which is on lease to Cathay Pacific through March 2006. The stock was acquired for $4,250,000 in cash. The aircraft is subject to non-recourse debt provided by unaffiliated lenders. As of June 30, 2004, there was $60,844,860 outstanding under the non-recourse debt.

     The LLC and Fund Eight B each own a 50% interest in ICON 126. ICON 126 consolidates the financial position and operations of D.A.L. in its financial statements.

     The LLC's original investment in ICON 126 was recorded at a cost of $3,242,901, inclusive of related acquisition fees of $1,117,901 paid to the General Partner.

     Information as to the unaudited results of operations of ICON 126 as of June 30, 2004, and 2003, is summarized below:


                               Six Months Ended          Six Months Ended
                                June 30, 2004             June 30, 2003
                                -------------             -------------

Net income                      $       305,133          $      198,598
                                ===============          ==============

LLC's share of net income       $       152,566          $       99,299
                                ===============          ==============

     ICON GeicJV
     -----------

     In March 2004, the LLC and an affiliate, ICON Income Fund Ten, LLC ("Fund Ten"), formed a joint venture Partnership, ICON GeicJV, for the purpose of acquiring and managing certain information technology equipment on lease to GEICO through March 2007. The LLC and Fund Ten acquired interests of 26% and 74%, respectively, in ICON GeicJV. The LLC and Fund Nine have substantially identical investment objectives and participate on the same terms and conditions. Fund Ten has a right of first refusal to purchase the equipment, on a pro-rata basis, if the LLC desires to sell its interest in the equipment. The joint venture is majority owned and consolidated with Fund Ten.

     The purchase price of the equipment was $5,852,197, which was funded entirely with cash. The LLC paid $1,521,600 to fund its pro-rata share of the purchase price.

     Information as to the unaudited results of operations of ICON GeicJV as of June 30, 2004 is summarized below:

                                  Six Months Ended
                                   June 30, 2004
                                   -------------

 Net income                        $        42,670
                                   ===============

 LLC's share of net income         $        11,094
                                   ===============

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

        Notes to Condensed Consolidated Financial Statements - Continued

     ICON Aircraft 47820 LLC
     -----------------------

     In 2003, the LLC and Fund Eight B L.P. formed ICON Aircraft 47820 LLC ("ICON 47820") for the purpose of acquiring an investment in a McDonnell Douglas DC10-30F aircraft leased to Federal Express Corporation for a purchase price of $27,287,644, which was funded with cash of $3,076,564 and non-recourse debt of $24,211,080. In addition, there was a total of $818,629 in acquisition fees paid to the General Partner of which the LLC's share was $81,863. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease. The lease is scheduled to expire in March 2007, at which time the final lease payment of $2,916,523 will be used to pay-off the then outstanding non-recourse debt of the equivalent amount. The outstanding balance of the
non-recourse  debt  secured  by  this  aircraft,   as  of  June  30,  2004,  was
$16,490,735.

     The LLC and Fund Eight B have ownership interests of 10% and 90%, respectively, in ICON 47820.

     Information as to the unaudited results of operations of ICON 47820 as of June 30, 2003 is summarized below:

                                       Six Months Ended       Six Months Ended
                                         June 30, 2004          June 30, 2003
                                         -------------          -------------

Net income (loss)                       $       121,051         $     124,544
                                        ===============         =============

LLC's share of net income (loss)        $        12,106         $     (12,454)
                                        ===============         =============

4.    Investments In Consolidated Subsidiaries

     The following subsidiaries' assets, liabilities, income and expenses are consolidated on the LLC's condensed consolidated balance sheets and condensed consolidated statements of operations.

    ICON Aircraft 128 LLC
    ---------------------

     In 2002, the LLC formed ICON Aircraft 128 LLC ("ICON Aircraft 128") for the purpose of acquiring 53% (with an option to acquire the remaining 47%) of the outstanding stock in HXO Aircraft Leasing Limited ("HXO"), a Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft on lease to Cathay Pacific through June 2006. The stock was acquired for $2,250,000 in cash. The LLC also paid $2,041,243 in acquisition fees to the Manager as a result of the acquisition. Subsequent to the original acquisition, ICON Aircraft 128 exercised its option and acquired the remaining 47% interest from HXO for $2,028,000 in cash and paid additional acquisition fees of $30,840 to the Manager.

     The aircraft owned by HXO is subject to non-recourse debt to unaffiliated lenders. As of June 30, 2004, there was a balance of $55,084,599 outstanding on this non-recourse debt.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

        Notes to Condensed Consolidated Financial Statements - Continued

     ICON Railcar I LLC
     ------------------

     In November 2002, the LLC formed ICON Railcar I LLC for the purpose of acquiring a total of 434 coal gondola railcars for a total purchase price of $5,667,220, which was funded with cash of $1,227,886 and the assumption of non-recourse debt in the amount of $4,439,334 subject to two separate leases as follows:

     (i) 324 railcars were on lease to Texas Genco LP, of which the LLC sold twelve of the railcars to the lessee based upon an early termination provision due to damages since inception to June 30, 2004. The lenders have a security interest in the railcars and have been assigned the rental payments under the lease. The lease is scheduled to expire in 2007 at which time the balance of the non-recourse debt will be approximately $1,603,000. In addition, a total of $132,727 in acquisition fees was paid to the Manager as part of the acquisition. As of June 30, 2004, there was a balance of $2,685,788 outstanding on this non-recourse debt.

     (ii) 110 railcars were on lease to Trinity Rail Management, Inc. The lender has a security interest in the railcars and has been assigned the rental payments under the lease. The lease is scheduled to expire in 2010 at which time the balance of the non-recourse debt will be approximately $387,000. In addition, a total of $37,290 in acquisition fees was paid to the Manager as part of the acquisition. As of June 30, 2004, there was a balance of $1,004,821 outstanding on this non-recourse debt. Subsequent to the acquisition, the LLC was refunded $14,630, which was recorded as a reduction to the acquisition cost of the equipment purchased.

     ICON Trianon LLC, ICON Trinidad LLC, ICON Tancred LLC
     -----------------------------------------------------

     During the third quarter of 2002, the LLC formed ICON Trianon LLC, ICON Trinidad LLC and ICON Tancred LLC (collectively known as "Wilhelmsen") for the purpose of acquiring three car and truck carrying vessels, for $9,690,060 in cash and the assumption of non-recourse debt of $64,329,764. The vessels are subject to lease with Wilhelmsen Lines Shipowning, a wholly-owned subsidiary of Wallenius Wilhelmsen Lines ASA, and the leases expire in December 2008. In addition, the LLC paid $2,220,595 in acquisition fees to the Manager as part of the acquisition. As of June 30, 2004, there was a balance of $47,335,955 on this non-recourse debt.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                  June 30, 2004

Item 2. Manager's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-Looking Information - The following discussion and analysis should be read in conjunction with the audited financial statements and notes dated December 31, 2003 included in the LLC's annual report on Form 10-K. Certain statements within this document may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. The LLC believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions. Any such forward-looking statements are subject to risks and uncertainties and the LLC's future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in oil and gas prices; level of fleet additions by competitors and industry overcapacity; changes in capital spending by customers in the cargo delivery industry; changing customer demands for vessel and aircraft; acts of terrorism; unsettled political conditions, war, civil unrest and governmental actions, especially in higher risk countries of operations, foreign currency fluctuations; and environmental and labor laws. The LLC's actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which may be beyond the LLC's control, including, without limitation:

o    changes in our industry, interest rates or the general economy;

o    the degree and nature of our competition;

o    availability of qualified personnel;

o cash flows from operating activities may be less than the LLC's current level of expenses;

o    the financial condition of lessees; and

o    lessee defaults.

a.   Overview

     The LLC is an equipment leasing business formed on July 10, 2001 and which began active operations on December 18, 2001. The LLC primarily engages in the business of acquiring equipment subject to leases and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. The LLC is currently in its "reinvestment" phase, wherein the LLC seeks to purchase equipment from time to time through April, 2008. After the "reinvestment period", LLC will then begin to sell its assets in the ordinary course of business during a time frame called the "disposition period". If we believe it would benefit investors to reinvest LLC's cash flow in equipment during the liquidation period, the LLC may do so, but the Manager will not receive any additional fees in connection with such reinvestments.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                  June 30, 2004

     The LLC's equipment current portfolio, which is held directly or through investments in joint ventures, consists primarily of:

     o An 85% interest in a McDonnell Douglas DC-10-30F aircraft, on lease with Federal Express Corporation with an expiration date of March 31, 2007. This aircraft lease may be renewed for up to five years thereafter. The LLC's contribution of the purchase price was $2,550,000 in cash and its pro rata share of the $22,291,593 in non-recourse debt.

o A 10% interest in a McDonnell Douglas DC-10-30F aircraft, on lease with Federal Express Corporation with an expiration date of March 31, 2007. This aircraft lease may be renewed for up to five years thereafter. The LLC's contribution of the purchase price was $307,655 in cash and its pro rata share of the $24,211,080 in non-recourse debt.

o Various manufacturing equipment on lease with Metaldyne Corporation with an expiration date of December 31, 2009. The equipment was purchased for $2,411,556 in cash.

o A Double Kraft Paper Forming Tubing unit equipment on lease with Wildwood Industries, Inc. with an expiration date of February 28, 2007. The equipment was purchased for $1,350,000 in cash.

o Microprocessor manufacturing devices on lease with Advance Micro Devices, Inc. with an expiration of June 30, 2007. The equipment was purchased for $6,391,258 in cash.

o Semiconductor memory testing equipment on lease with Advance Micro Devices, Inc. with an expiration of July 1, 2007. The equipment was purchased for $4,560,881 in cash.

o A High-End Paper Converting Line and an Inline Tri-fold Finishing System on lease with Wildwood Industries, Inc. with an expiration of August 31, 2008. The equipment was purchased for $957,000 in cash.

o Fifty Great Dane Trailers with Carrier Ultra Refrigeration Units on lease with Conwell Corporation, a wholly-owned subsidiary of Frozen Foods Express Industries, Inc., with an expiration date of April 30, 2010. The equipment was purchased for $1,942,729 in cash.

o A 100% interest in a portfolio of unguaranteed residual values of miscellaneous equipment on lease to companies in the United Kingdom. The investment cost was a cash contribution of $3,322,542 with the underlying equipment having debt associated of $34,390,025.

o A 51% interest in a portfolio of leases acquired through a joint venture (ICON SPK 2023-A LLC), with an affiliate. The investment cost for the LLC was $3,952,500.

o A 50% interest in an Airbus A 340-313X aircraft, on lease to Cathay Pacific with an expiration date of March 1, 2006. The purchase price of the equipment was $4,250,000 in cash, and non-recourse debt of $70,276,734.

o A 100% interest Airbus A340-313X aircraft, on lease to Cathay Pacific with an expiration date of May 1, 2006. The purchase price of the equipment was $4,500,000 in cash and non-recourse debt of $64,791,445.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                  June 30, 2004

o A 95% interest in a 25 MW co-generation facility on lease to Schering Plough with an expiration date of June 19, 2009. The lessee has options to extend the lease for as long as ten years thereafter. The LLC's equipment cost was $7,989,500 in cash and $6,918,091 in non-recourse debt.

o Three car and truck carrying vessels on bareboat charter to Wilhelmsen Lines with an expiration date of September 22, 2008. The equipment was purchased for $9,690,060 in cash and non-recourse debt in the amount of $64,329,764.

o 312 railcars on lease to Texas Genco LP, with an expiration date of March 31, 2007. The equipment was purchased for $1,101,429 in cash and $3,322,791 in non-recourse debt.

o 110 railcars on lease to Trinity Rail Management, Inc., with an expiration date of April 30, 2010. The equipment was purchased for $126,457 in cash and $1,116,543 in non-recourse debt.

o NCR/Teradata computer equipment and corresponding parts on lease to Merk-Medco Managed Care LLC. The purchase price was $3,035,805, which consisted of $74,044 in cash and the assumption of the remaining outstanding non-recourse debt of $2,961,761. The lease expires on December 1, 2006. NCR/Teradata computer equipment and corresponding parts (Medco 2) on lease to Merk-Medco Managed Care LLC ("Medco"). The purchase price was $1,751,109, which consisted of $42,710 in cash and the assumption of the remaining outstanding non-recourse debt of $1,708,399. The lease expires on December 1, 2006.

o Various computer equipment consisting of DMX hard drives, Brocade 12000 Directors w/ 128 usable ports and associated hardware on lease to Yamaha Motor Corporation, U.S.A. ("Yamaha"). The purchase price was $3,392,074, which consisted of an equity contribution of $82,734 and, the assumption of the remaining outstanding non-recourse debt of $3,309,340. The purchase date was March 31, 2004 with the terms of the lease starting on April 1, 2004 and expiring on December 1, 2007.

     Substantially all of our recurring operating cash flows are generated from the operations of the single-investor leases in the LLC's portfolio. On a monthly basis, we deduct the expenses related to the recurring operations of the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and equipment management costs. Any residual operating cash flows are considered available for distribution to the investors and are paid monthly (up until the liquidation period.

Industry Factors

     Our results continue to be impacted by a number of factors influencing the equipment leasing industry.

     General Economic Conditions

     The U.S. economy appears to be recovering, and we believe that the leasing industry's outlook for the foreseeable future is encouraging. Many experts foresee an increase in capital spending by corporations through 2007 which should increase the pool of available secondary market leases, and to that end, the LLC is seeing more opportunities in this market. Nonetheless, a key obstacle still facing the leasing industry is the continued low interest rate environment, which reduces leasing volume inasmuch as customers are more prone to purchase than lease. Other factors which may negatively affect the leasing industry are the proposed legal and regulatory changes that may affect tax benefits of leasing and the continued misperception by many potential lessees, stemming from Enron, WorldCom and others, that leasing should not play a central role as a financing alternative. However, as economic growth continues and interest rates inevitably begin to rise over time, more lessees will return to the marketplace.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                  June 30, 2004

     Further Deterioration of the Air Travel Industry.

     The aircraft leasing industry is currently in on the downside of a business cycle, and this has resulted in depressed sales prices for assets such as the LLC's aircraft. It does not appear that the industry will recover significantly in the very near future, although the LLC is optimistic that within two to three years, there will be a full recovery. However, a further weakening of the industry could cause the proceeds realized from the future sale of the LLC's aircraft, engines, and flight simulator to be even less than suggested by recent appraisals.

b.   Results of Operations for the Three Months Ended June 2004, and 2003

Revenues

     Revenues for the quarter ended June 30, 2004 ("2004 Quarter") were $9,080,922, representing an increase of $334,436 from the quarter ended June 30, 2003 ("2003 Quarter"). The increase in revenues resulted from investment in finance leases and income from investment in unconsolidated joint ventures. The LLC generated finance income of $459,098 for the 2004 Quarter representing an increase of $426,819 over the 2003 Quarter. Income from investments in unconsolidated joint ventures increased as the additional investment in ICON GeicJV generated income of $11,094, in addition to increases from ICON 126 of $29,388. Rental income decreased by $121,147 in 2004 due to terminations since the 2003 Quarter, partially offsetting the increase in revenue. Interest income and other also decreased as the LLC had less cash on deposit, due to utilization of funds for investment.

Expenses

     Expenses for the 2004 Quarter were $8,925,859, representing a decrease of $187,639 over the 2003 Quarter. The decrease resulted primarily from reduction in depreciation and amortization expenses of $197,516, a decrease of $251,404 in interest expenses and a decrease in general and administrative expenses of $58,498. The decrease in depreciation and amortization are directly related to the termination of investments in operating leases subsequent to the 2003 Quarter. Interest expense decreased due to the reduction in the average outstanding debt balances, while general and administrative expenses reduced due to lesser outsourcing activities since the 2003 Quarter. Offsetting the decreases were increases in management fees - Manager of $95,456, administration fee reimbursement - Manager of $156,069, and minority interest in consolidated joint ventures of $68,254. These increases resulted from the increase in the size of the LLC's lease portfolio and overall growth in the size of its operations.

Net Income/Loss of the LLC

     As a result of the foregoing factors, net income (loss) for the 2004 Quarter and the 2003 Quarter was $155,063 and $(367,012), respectively. The net income (loss) per weighted average additional member shares outstanding for the 2004 Quarter and the 2003 Quarter was $1.55 and $(3.76), respectively.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                  June 30, 2004

c.  Results of Operations for the Six Months Ended June 2004, and 2003

Revenues

     Revenues for the period ended June 30, 2004 ("2004 Period") were $18,044,453, representing an increase of $549,940 from the Period ended June 30, 2003 ("2003 Period"). The increase in revenues resulted primarily from additional investment in finance leases and unconsolidated joint ventures. The LLC generated finance income of $825,948 for the 2004 Period representing an increase of $793,669 over the 2003 Period. Income from investments in unconsolidated joint ventures increased by $88,921 as the additional investment in ICON GeicJV generated income of $11,094, in addition to increases from ICON 126 of $53,267. Rental income decreased by $321,075 due to terminations since the 2003 Period, partially offsetting the increase in revenue. Interest income and other also decreased as the LLC had less cash on deposit.

Expenses

     Expenses for the 2004 Period were $17,798,814 representing a decrease of $662,898 over the 2003 Period. The decrease resulted primarily from reduction in depreciation and amortization expenses of $488,516 and a decrease of $614,825 in interest expenses. The decrease in depreciation and amortization are directly related to the termination of investments in operating leases subsequent to the 2003 Period. Interest expense decreased due to the reduction in the average outstanding debt balances. Offsetting the decreases were increases in management fees - Manager of $163,272, general and administrative expenses of $18,947, administration fee reimbursement - Manager of $183,195, and minority interest in consolidated joint ventures of $75,029. These increases resulted from the increase in size of the LLC's lease portfolio and overall growth in the size of its operations.

Net Income/Loss of the LLC

     As a result of the foregoing factors, net income (loss) for the 2004 Period and the 2003 Period was $245,639 and $(967,199), respectively. The net income
(loss) per weighted average additional member shares outstanding for the 2004 Quarter and the 2003 Quarter was $2.46 and $(11.63), respectively.

d.   Liquidity and Capital Resources

Cash Requirements

     The LLC has sufficient funds necessary to maintain current operations and to continue to invest in business essential assets subject to lease. The LLC is currently focused on increasing cash flow through acquisition of more "income" leases.

Sources of Cash

     Operations

     For the six months ended June 30, 2004, the LLC's primary source of liquidity was from operating activities of $1,734,384. These funds, as well as funds held in reserve by the LLC, were used primarily in investing activities. Equipment subject to finance leases were purchased for $199,487 and an investment in an unconsolidated joint venture of $1,521,600. The LLC also recognized additional investment of $97,202 in the residual interest of the Summit portfolio attained in the first quarter and made distribution to minority interest of $353,299. The LLC is expected to continue acquiring equipment subject to lease, and also make other types of related investments.

                                            ICON Income Fund Nine, LLC
                                      (A Delaware Limited Liability Company)

                                                   June 30, 2004

Financings and Recourse Borrowings

     The LLC, along with certain of its affiliates -- ICON Cash Flow Partners L.P. Seven, ICON Income Fund Eight A and ICON Income Fund Eight B -- are parties to a Loan and Security Agreement dated May 30, 2002, as amended (the "Loan Agreement") between themselves and Comerica Bank (the "Bank"). Certain financial covenants under the Loan Agreement were violated during 2003 and were subsequently cured. The Bank has waived any defaults that might have resulted there from.

     The line of credit was extended to expire December 31, 2004. As of June 30, 2004, the LLC had no outstanding balance under the line. Aggregate borrowings by all funds under the line of credit agreement amounted to $8,615,439 on June 30, 2004.

Distributions

     The LLC made cash distributions to members of $4,378,314 during the six months ended June 30, 2004. A majority of such distributions are reflected as a return of capital.

Uncertainties

     As of June 30, 2004, except as noted above in the Overview section and listed below in the Risk Factors section, and to the best of our knowledge, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations, or borrowings, the LLC will continue to invest in transactions, while retaining sufficient cash to meet its reserve requirements and recurring obligations.

Risk Factors

     Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other periodic statements we make, including but not limited to, the following:


o Natural Gas Prices are high, which significantly affects the value of the co-generation facility. Rental payments are in part a function of natural gas prices. If natural gas prices are sustained at their current high levels, rental payments will be deferred until prices return to their previous levels. High natural gas prices will also affect the viability of the cogeneration plant and may impede the LLC's ability to realize on its investment.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                  June 30, 2004

e.   Inflation and Interest Rates

     The potential effects of inflation on the LLC are difficult to predict. If the general economy experiences significant rates of inflation, however, it could affect the LLC in a number of ways. The cost of equipment acquisitions could increase with inflation and revenues from existing leases would not generally increase with inflation, as the LLC does not currently have or expect to have rent escalation clauses tied to inflation in its leases. Nevertheless, the anticipated residual values to be realized upon the sale or re-lease of equipment upon lease terminations (and thus the overall cash flow from the LLC's leases) may be expected to increase with inflation as the cost of similar new and used equipment increases

     If interest rates increase significantly, the lease rates that the LLC can obtain on future leases may be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

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

     The LLC attempts to manage its exposure to equipment and residual risk by monitoring the market and maximizing re-marketing proceeds received through re-lease or sale of equipment.

Item 4.   Controls and Procedures

     The LLC carried out an evaluation, under the supervision and with the participation of management of ICON Capital Corp., the Manager of the LLC, including the Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the LLC's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon the evaluation, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that the LLC's disclosure controls and procedures were effective.

     There were no significant changes in the LLC's internal control over financial reporting during the LLC's second quarter that have materially affected, or are likely to materially affect, the LLC's internal control over financial reporting.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

PART II - OTHER INFORMATION
---------------------------


Item 1 - Legal Proceedings
--------------------------

     The LLC, from time-to-time, in the ordinary course of business, commences legal actions when necessary to protect or enforce the rights of the LLC. We are not a defendant party to any pending litigation and are not aware of any pending or threatened litigation against the LLC.

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

(b)  Report on Form 8-K - None

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)



                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ICON Income Fund Nine, LLC
                                      By its Manager,
                                      ICON Capital Corp.



       August 16, 2004           /s/ Thomas W. Martin
-------------------------        -------------------------------------
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

3. Based on my knowledge, the condensed consolidated financial statements and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

     c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Manager (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated:  August 16, 2004

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
Manager of ICON Income Fund Nine, LLC

Exhibit 32.2

Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

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

3. Based on my knowledge, the condensed consolidated financial statements and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

     c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Manager (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated:  August 16, 2004

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Income Fund Nine, LLC

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                  June 30, 2004

EXHIBIT 33.1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the Manager of ICON Income Fund Nine, LLC, certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that, to the best of my knowledge and belief:

     (1) the Quarterly Report on Form 10-Q for the period ended June 30, 2004 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

     (2)  the information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of ICON Income Fund Nine, LLC.

Dated:  August 16, 2004




         /s/ Beaufort J.B. Clarke
         ------------------------------------------------------
         Beaufort J.B. Clarke
         Chairman and Chief Executive Officer
         ICON Capital Corp.
         Manager of ICON Income Fund Nine, LLC

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                                  June 30, 2004

EXHIBIT 33.2

     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the Manager of ICON Income Fund Nine, LLC, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that, to the best of my knowledge:

(1) the Quarterly Report on Form 10-Q for the period ended June 30, 2004 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Nine, LLC.

Dated:  August 16, 2004




          /s/ Thomas W. Martin
          -------------------------------------------------------
          Thomas W. Martin
          Executive Vice President
          (Principal Financial and Accounting Officer)
          ICON Capital Corp.
          Manager of ICON Income Fund Nine, LLC