Form 10-Q
period 2004-09-30
ICON INCOME FUND NINE LLC
filed 2004-11-22
CIK 1157522

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended              September 30, 2004
                              --------------------------------------------------


     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _________________________ to ____________________

Commission File Number                       333-67638

                           ICON Income Fund Nine, LLC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                 13-4183234
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


 100 Fifth Avenue, New York, New York                            10011-1505
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

                           Consolidated Balance Sheets


                                                                          (Unaudited)
                                                                         September 30,          December 31,
         Assets                                                               2004                   2003
                                                                              ----                   ----

Cash and cash equivalents                                              $       7,219,944     $      14,651,555
                                                                       -----------------     -----------------
Investments in finance leases:
   Minimum rents receivable                                                   20,963,891            16,958,283
   Estimated unguaranteed residual values                                      1,989,814             1,693,570
   Initial direct costs, net                                                     288,581              410,719
   Unearned income                                                            (2,976,047)           (3,462,258)
                                                                       -----------------     -----------------

     Net investment in finance leases                                         20,266,239            15,600,314
                                                                       -----------------     -----------------
   Investments in operating leases:
   Equipment, at cost                                                        202,730,923           203,919,993
   Accumulated depreciation                                                 (47,772,502)           (31,186,896)
                                                                       ----------------      -----------------

     Net investment in operating leases                                      154,958,421           172,733,097
                                                                       -----------------     -----------------

Investments in joint ventures                                                  5,498,720             3,954,634
Investment in unguaranteed residual values                                     4,545,979             4,454,003
Due from affiliates                                                              479,849               103,885
Due from Manager                                                                  -                    289,422
Other assets, net                                                                113,571             1,118,267
                                                                       -----------------     -----------------

Total assets                                                           $     193,082,723     $     212,905,177
                                                                       =================     ==================

         Liabilities and Members' Equity

Notes payable - non-recourse                                           $     121,545,417     $     134,463,196
Due to affiliates                                                                101,896               -
Accrued expenses and other liabilities                                           526,487               476,253
Deferred rental income                                                           972,583               -
Minority interest                                                              2,076,697             2,811,859
                                                                       -----------------     -----------------

Total liabilities                                                            125,223,080           137,751,308
                                                                       -----------------     -----------------

Commitments and contingencies

Members' equity:
   Manager (one share outstanding, $1,000 per share
     original issue price)                                                     (185,363)             (115,985)
   Additional Members (98,861.043 and 98,991.003
     shares outstanding, $1,000 per share original issue price)               68,045,006            75,269,854
                                                                       -----------------     -----------------

Total members' equity                                                         67,859,643            75,153,869
                                                                       -----------------     -----------------

Total liabilities and members' equity                                  $     193,082,723     $     212,905,177
                                                                       =================     =================

See accompanying notes to consolidated financial statements.


                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                      Consolidated Statements of Operations
                                   (Unaudited)



                                                         For the Three Months            For the Nine Months
                                                          Ended September 30,            Ended September 30,

                                                          2004           2003           2004            2003
                                                          ----           ----           ----            ----

Revenues
   Rental income                                     $   7,212,113   $   8,503,755  $  24,185,635  $  25,798,352
   Finance income                                          430,090         329,321      1,256,038        361,600
   Interest income and other                                18,018          69,227         77,532        167,795
   Income from investments in joint ventures                85,828          48,323        261,594        135,168
   Net loss on sales of equipment                          (69,864)            (75)       (60,161)       (17,851)
                                                     -------------   -------------  -------------  -------------

Total revenues                                           7,676,185       8,950,551     25,720,638     26,445,064
                                                     -------------   -------------  -------------  -------------

Expenses
   Depreciation and amortization                         5,437,577       6,076,372     17,583,548     18,710,859
   Interest                                              1,719,212       1,986,386      5,264,408      6,146,407
   Management fee - Manager                                601,840         542,547      1,671,683      1,449,118
   Administrative expense reimbursements - Manager         272,178         217,018        818,002        579,647
   General and administrative                               72,282         221,086        449,211        579,068
   Minority interest                                        18,122          61,153        133,173        101,175
                                                     -------------   -------------  -------------  -------------
   Total expenses                                        8,121,211       9,104,562     25,920,025     27,566,274
                                                     -------------   -------------  -------------  -------------

Net loss                                             $    (445,026)   $   (154,011)  $   (199,387)  $ (1,121,210)
                                                     ==============  =============  =============  =============

Net loss allocable to:
   Managing member                                   $      (4,450)   $     (1,540)  $      (1,994) $    (11,212)
   Additional members                                     (440,576)       (152,471)       (197,393)   (1,109,998)
                                                     -------------   -------------  -------------- --------------
                                                     $    (445,026)   $   (154,011)  $    (199,387) $ (1,121,210)
                                                     =============   =============  ============== =============

Weighted average number of additional
   member shares outstanding                                 98,360          99,216         98,889         87,774
                                                     ==============  ============== ============== =============

Net loss per weighted average
   additional member shares                          $        (4.48)   $      (1.54) $      (2.00) $     (12.65)
                                                     ==============  ============== ============== ==============






See accompanying notes to consolidated financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

              Consolidated Statement of Changes in Members' Equity

                  For the Nine Months Ended September 30, 2004
                                   (Unaudited)



                                 Additional Members Distributions

                                      Return of    Investment         Additional      Managing
                                       Capital       Income             Members        Member           Total
                                       -------       ------             -------        ------           -----
                                   (Per weighted average share)


Balance at
   January 1, 2004                                                 $    75,269,854  $   (115,985) $   75,153,869

Cash distributions
   to members                          $ 65.76       $     0.51          (6,553,272)     (67,384)     (6,620,656)

Additional member shares
  redeemed (585.27 shares)                                                (474,183)      -              (474,183)

Net loss                                                                  (197,393)       (1,994)       (199,387)
                                                                   ---------------  ------------  --------------

Balance at
   September 30, 2004                                              $    68,045,006  $   (185,363) $   67,859,643
                                                                   ===============  ============  ==============







See accompanying notes to consolidated financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                      Consolidated Statements of Cash Flows

                     For the Nine Months Ended September 30,
                                   (Unaudited)


                                                                              2004                 2003
                                                                              ----                 ----

Cash flows from operating activities:
   Net loss                                                            $       (199,387)     $     (1,121,210)
                                                                       ----------------      ----------------
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
       Depreciation and amortization                                          17,583,548           18,710,859
       Interest expense on non-recourse financing
         paid directly by lessees                                              5,253,411            6,055,304
       Minority interest                                                         133,173              101,175
       Finance income paid directly to lenders by lessees                       (211,554)             -
       Rental income paid directly to lenders by lessees                     (23,119,379)         (24,017,855)
       Income from investment in joint ventures                                 (261,594)            (135,168)
       Net loss on sale of equipment                                              60,161               17,851
     Changes in operating assets and liabilities:
       Collection of principal - non-financed receivables                      2,207,564              946,400
       Other assets                                                               -                  (762,609)
       Due from Manager                                                          237,791              (32,687)
       Due to/from affiliates                                                    542,359              (97,543)
       Accrued expenses and other liabilities                                     50,231              354,008
       Deferred rental income                                                    249,861              295,327
                                                                       -----------------     ----------------
       Total adjustments                                                       2,725,572            1,435,062
                                                                       -----------------     ----------------

Net cash provided by operating activities                                      2,526,185              313,852

Cash flows from investing activities:
   Proceeds from sales of equipment                                              213,666              329,409
   Investment in operating leases                                                    -             (2,001,011)
   Investment in finance leases                                                 (199,487)         (17,340,765)
   Investment in joint ventures                                               (1,521,600)            (389,518)
   Investment in unguaranteed residual values, net                               (97,202)                -
   Distributions to minority interests in joint ventures                        (868,334)          (1,032,421)
                                                                       ------------------    -----------------

Net cash used in investing activities                                         (2,472,957)         (20,434,306)
                                                                       ------------------    ----------------




                                                        (continued on next page)

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                Consolidated Statements of Cash Flows - Continued

                     For the Nine Months Ended September 30,
                                   (Unaudited)




                                                                   2004                2003
                                                                   ----                ----

Cash flows from financing activities:
   Issuance of membership shares, net of offering expenses            -            37,028,899
   Repayment of non-recourse debt                                     -               (16,272)
   Loans and advances to affiliates                               (390,000)               -
   Redemption of additional members shares                        (474,183)          (606,603)
   Cash distributions to members                                (6,620,656)        (5,778,998)
                                                             -------------      -------------

Net cash (used in) provided by financing activities             (7,484,839)        30,627,026
                                                             -------------      -------------

Net (decrease) increase in cash and cash equivalents            (7,431,611)        10,506,572
Cash and cash equivalents at beginning of the period            14,651,555          9,456,992
                                                             -------------      -------------

Cash and cash equivalents at end of the period               $   7,219,944      $  19,963,564
                                                             =============      =============







                                                       (continued on next page)

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

           Condensed Consolidated Statement of Cash Flows - Continued

                     For the Nine Months Ended September 30
                                   (Unaudited)


Supplemental Disclosure of Cash Flow Information

For the nine months ended September 30, 2004 and 2003, non-cash activities included the following:



                                                                                2004                 2003
                                                                                ----                 ----

Principal and interest from finance leases paid
    directly to lenders by lessees                                     $       1,620,728     $        -
Rental income from operating leases paid
   directly to lenders by lessees                                             23,119,379           24,017,855
Deferred rental income on operating leases paid
   directly to lenders by lessees                                              1,386,722             (210,998)
Principal and interest paid directly to lenders by lessees                   (26,126,829)         (23,806,857)
                                                                       -----------------     ----------------

                                                                       $           -         $          -
                                                                       =================     ================


Non-cash portion of investment in finance lease                               7,979,500                 -
Non-recourse notes payable assumed in investment
   in finance lease                                                          (7,979,500)                -
                                                                       ----------------      -----------------
                                                                       $         -           $          -
                                                                       ================      =================

Debt assumed by lessee upon lease termination                          $         23,861      $         82,832
                                                                       ================      =================


Interest paid directly to lenders by lessees
  pursuant to non-recourse financings                                  $      5,253,411      $      6,055,304
Other interest paid                                                              10,997                91,103
                                                                       ----------------      ----------------

Total interest expense                                                 $      5,264,408      $      6,146,407
                                                                       ================      ================





See accompanying notes to consolidated financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                   Notes to Consolidated Financial Statements

                               September 30, 2004
                                   (Unaudited)

1.   Basis of Presentation and Consolidation

     The accompanying consolidated financial statements of ICON Income Fund Nine, LLC (the "LLC") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the LLC's 2003 Annual Report on Form 10-K. The results for the interim period are not necessarily indicative of the results for the full year.

     The accompanying consolidated financial statements include the accounts of the LLC and its wholly owned subsidiaries, ICON Aircraft 128, LLC ICON Railcar I, LLC and ICON Trianon LLC, ICON Trinidad LLC and ICON Tancred LLC at September 30, 2004 and for the nine months ended September 30, 2004 and 2003 and its majority ownership interests in ICON/Kenilworth LLC, ICON Aircraft 46835 LLC and ICON SPK 2023-A, LLC at September 30, 2004 and for the nine months ended September 30, 2004 and 2003. All material intercompany balances and transactions have been eliminated in consolidation.

     Certain reclassifications have been made to the accompanying consolidated financial statements for the three and nine months ended September 30, 2003 to conform to the current period presentation.

2.   Organization

     The LLC was formed on July 10, 2001 as a Delaware limited liability company for the purpose of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. The LLC is currently in its "reinvestment" phase, wherein the LLC seeks to purchase equipment from time to time through April, 2008. After the "reinvestment period", the LLC will then begin to sell its assets in the ordinary course of business during a time frame called the "disposition period". If the LLC believes it would be beneficial to reinvest the cash flow in equipment during the disposition period, the LLC may do so, but the Manager will not receive any additional fees in connection with such reinvestments.

     The Manager of the LLC is ICON Capital Corp. (the "Managing Member"), a Connecticut Corporation. The Managing Member manages and controls the business affairs of the LLC's equipment, leases and financing transactions under the partnership agreement.

3.  Joint Ventures

     The LLC and its affiliates formed six joint ventures, discussed below, for the purpose of acquiring and managing various assets. The LLC and these affiliates have substantially identical investment objectives and participate on the same terms and conditions. The LLC and the other joint venturers have a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the other joint venturers desire to sell their interests in the equipment or joint venture.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                   Notes to Consolidated Financial Statements

                               September 30, 2004
                                   (Unaudited)

3.  Joint Ventures - continued

     The joint ventures described below are majority owned and are consolidated with the LLC.

ICON/Kenilworth LLC
-------------------

     The LLC and an affiliate, ICON Income Fund Eight B L.P. ("Fund Eight B"), an entity managed by the ICON Capital Corp., formed ICON/Kenilworth LLC for the purpose of acquiring a natural gas-fired 25MW co-generation facility for cash and non-recourse debt. The LLC and Fund Eight B have ownership interests of 95% and 5%, respectively. The base lease for the co-generation facility was through July 2004 and has been extended through 2009. During the extension term, rental payments will, in part, be a function of natural gas prices. If natural gas prices are sustained at the current record high levels, rental payments will be deferred until natural gas prices return to previous levels. The outstanding balance of the non-recourse debt was fully repaid at the end of the base lease term in July 2004.

     Under the terms of the Renewal Rent Agreement (the "Agreement") the lessee's rent is contingent upon the price of natural gas. If the price of natural gas for the quarter is equal to or greater than $4.50 per mmbtu then the lessee's rent shall be the lesser of the lessee's excess cash, as defined in the Agreement or the base renewal rent which is $250,000 per quarter. If the price of natural gas for the quarter is equal to $4.00 per mmbtu but less than $4.50 per mmbtu then the lessee's rent shall be equal to the base renewal rent plus the first gas price bonus, as defined in the Agreement. If the price of natural gas for the quarter is less than $4.00 per mmbtu then the lessee's rent shall be equal to the base renewal rent plus other incentives and a second gas price bonus, as defined in the Agreement. In accordance with accounting principles generally accepted in the United States of America the LLC will not accrue contingent rental income until such time as the payment becomes due.

ICON Aircraft 46835 LLC
------------------------

     The LLC and an affiliate, Fund Eight B, formed ICON Aircraft 46835, LLC ("ICON 46835") for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft leased to Federal Express Corporation ("Fedex"). The LLC and Fund Eight B have ownership interests of 85% and 15%, respectively. ICON 46835 acquired the aircraft subject to the Fedex lease with cash and the assumption of non-recourse debt. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease. The lease is scheduled to expire in March 2007, at which time the final lease payment of $2,708,000 will be used to repay the remaining outstanding balance of the non-recourse debt. The outstanding balance of the non-recourse debt at September 30, 2004 was $12,754,529.

ICON SPK 2023-A, LLC
--------------------

     The LLC and an affiliate, Fund Eight B, formed ICON SPK 2023-A for the purpose of acquiring a portfolio of equipment subject to operating leases. The leases expire on various dates through April 2008. The LLC and Fund Eight B have ownership interests of 51% and 49%, respectively.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                   Notes to Consolidated Financial Statements

                               September 30, 2004
                                   (Unaudited)

3.  Joint Ventures - continued

     The three joint ventures described below are 50% or less owned by the LLC and are accounted for under the equity method, whereby the LLC's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions of the joint ventures.

ICON Aircraft 126, LLC
----------------------

     The LLC and an affiliate, Fund Eight B, formed ICON Aircraft 126 LLC ("ICON 126") for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited ("D.A.L."), a Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which is on lease to Cathay Pacific through March 2006. The LLC and Fund Eight B each have ownership interests of 50% in ICON 126. ICON 126 consolidates the financial position and operations of D.A.L. in its financial statements. The aircraft is subject to non-recourse debt provided by unaffiliated lenders. The outstanding balance of the non-recourse debt secured by this aircraft at September 30, 2004 was $59,728,210.

     Information as to the unaudited results of operations of ICON 126 as of September 30, 2004, and 2003, is summarized below:

                                    Nine Months Ended      Nine Months Ended
                                   September 30, 2004      September 30, 2003
                                   ------------------      ------------------

Net income                         $        439,908        $          290,362
                                   ================        =================
LLC's  share  of net income        $        219,954        $          145,181
                                   ================        ==================

ICON GeicJV
-----------

     On April 30, 2004 the LLC and an affiliate, ICON Income Fund Ten, LLC ("Fund Ten"), an entity managed by ICON Capital Corp., formed ICON GeicJV for the purpose of purchasing information technology equipment on a three year lease with Government Employees Insurance Company ("GEICO"). The LLC paid $1,521,571, in cash, for its 26% ownership interest in the joint venture. Fund Ten has a right of first refusal to purchase the equipment, on a pro-rata basis, if the affiliate desires to sell its interest in the equipment or joint venture.

     Information as to the unaudited results of operations of ICON GeicJV as of September 30, 2004 is summarized below:

                                    Nine Months Ended      Nine Months Ended
                                    September 30, 2004     September 30, 2003
                                    ==================     ==================

Net income                         $            85,340     $          -
                                   ===================     ==================
LLC's share of net income          $            22,188     $          -
                                   ===================     ==================

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                   Notes to Consolidated Financial Statements

                               September 30, 2004
                                   (Unaudited)

3.  Joint Ventures - continued

ICON Aircraft 47820 LLC

     The LLC and an affiliate, Fund Eight B formed, ICON Aircraft 47820 LLC ("ICON 47820") for the purpose of acquiring an investment in a McDonnell Douglas DC10-30F aircraft on lease to Fedex. ICON 47820 acquired the aircraft subject to the Fedex lease for cash and the assumption of non-recourse debt. The LLC and Fund Eight B have ownership interests of 10% and 90%, respectively, in ICON 47820. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease. The lease is scheduled to expire in March 2007, at which time the final lease payment of $2,916,523 will be used to repay the remaining outstanding balance of the non-recourse debt. The outstanding balance of the non-recourse debt secured by this aircraft, at September 30, 2004, was $13,738,593.

     Information as to the unaudited results of operations of ICON 47820 as of September 30, 2004 and 2003 are summarized below:

                                       Nine Months Ended      Nine Months Ended
                                      September 30, 2004      September 30, 2003
                                      ------------------      ------------------

Net income (loss)                     $          194,516       $       (100,136)
                                      ==================       =================
LLC's share of net Income (loss)      $           19,452       $        (10,013)
                                      ==================       ================

4.    Investments In Wholly-Owned Subsidiaries

ICON Aircraft 128 LLC

     The LLC formed a wholly-owned subsidiary, ICON Aircraft 128 LLC ("ICON Aircraft 128") for the purpose of acquiring the outstanding stock of HXO Aircraft Leasing Limited ("HXO"), a Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which is on lease to Cathay Pacific through June 2006. The aircraft owned by HXO is subject to non-recourse debt to unaffiliated lenders. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease. The outstanding balance of the non-recourse debt secured by this aircraft, at September 30, 2004, was $53,794,612.

ICON Railcar I LLC

     The LLC formed a wholly-owned subsidiary, ICON Railcar I LLC for the purpose of acquiring a total of 434 coal gondola railcars. ICON Railcar I acquired the railcars with cash and the assumption of non-recourse debt, subject to two separate leases as follows:

     (i) 324 railcars on lease to Texas Genco LP; however, since inception the LLC has sold fourteen of the railcars to the lessee based upon an early termination provision of the lease due to damage to the railcars. The lenders have a security interest in the railcars and have been assigned the rental payments under the lease. The lease is scheduled to expire in 2007 at which time the balance of the non-recourse debt will be approximately $1,603,000. The outstanding balance of the non-recourse debt secured by these railcars, at September 30, 2004, was $2,430,234.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                   Notes to Consolidated Financial Statements

                               September 30, 2004
                                   (Unaudited)

4.    Investments In Wholly-Owned Subsidiaries - continued

     (ii) 110 railcars on lease to Trinity Rail Management, Inc. The lender has a security interest in the railcars and has been assigned the rental payments under the lease. The lease is scheduled to expire in 2010 at which time the balance of the non-recourse debt will be approximately $387,000. The outstanding balance of the non-recourse debt secured by these railcars, at September 30, 2004, was $984,637.

ICON Trianon LLC, ICON Trinidad LLC, ICON Tancred LLC

     The LLC formed wholly-owned subsidiaries; ICON Trianon LLC, ICON Trinidad LLC and ICON Tancred LLC (collectively known as "Wilhelmsen") for the purpose of acquiring three car and truck carrying vessels. The vessels were acquired with cash and the assumption of non-recourse debt. The vessels are subject to charter lease with Wilhelmsen Lines Shipowning, a wholly-owned subsidiary of Wallenius Wilhelmsen Lines ASA, and the charter leases expire in December 2008. The outstanding balance of the non-recourse debt secured by these carrying vessels, at September 30, 2004, was $44,804,994.

5.   Related Party Transactions

     As part of the Comerica Bank Loan and Security Agreement, there is a Contribution Agreement between the LLC, ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), ICON Income Fund Eight A L.P. ("Fund Eight A"), Fund Eight B and Fund Ten (each a "Borrower" and collectively, "the Borrowers"). Under the Contribution Agreement each Borrower is jointly and severally liable for all amounts outstanding to Comerica Bank. The Contribution Agreement allows a Borrower to repay another Borrowers obligation to Comerica Bank as long as the repaid amounts are promptly reimbursed to the paying Borrower. At September 30, 2004, the LLC paid advances to Comerica Bank of, $390,000, on behalf of the obligations of L.P. Seven. The LLC is accruing interest income at 8.0% per annum on all unpaid advances. L.P. Seven anticipates repaying these advances either from rental income, proceeds from equipment sales and the sale of the Partnership's joint venture interests or a combination of the three.

     At September 30, 2004 the LLC was due $56,390 from Fund Ten for a joint venture investment and $32,945 due from ICON Receivables 1998-A LLC, an affiliate of the General Partner, for rents collected on the LLC's behalf.

     The LLC also has a net payable due to Fund Eight B for approximately $102,000 relating to unpaid distributions from a consolidated joint venture. This amount is included in due to affiliates in the accompanying consolidated balance sheets.

     Fees and expenses paid or accrued by the LLC to the Manager or its affiliates directly or on behalf of joint ventures in which the company has an interest were as follows for the nine months ended September 30, 2004 and 2003 are as follows:

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)

                   Notes to Consolidated Financial Statements

                               September 30, 2004
                                   (Unaudited)

5.       Related Party Transactions - continued



                                         2004          2003
                                         ----          ----

Organization and offering expenses  $     -       $   626,083    Charged to members equity
Underwriting commissions                  -           834,777    Charged to members equity
Acquisition fees                          -            58,282    Capitalized as part of investment
                                                                   in operating leases
Acquisition fees                          5,985       505,070    Capitalized as part of investment
                                                                   In finance leases
Acquisition fees                         45,647        81,863    Capitalized as part of investment
                                                                   in joint ventures
Management fees                       1,671,683     1,449,118    Charged to operations
Administrative expense
  reimbursements                        818,002       579,647    Charged to operations
                                    -----------  ------------

                                    $ 2,541,317  $  4,134,840
                                    ===========  ============


Item 2. Manager's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-Looking Information - The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes dated December 31, 2003 included in our annual report on Form 10-K. Certain statements within this document may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. We believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions. Any such forward-looking statements are subject to risks and uncertainties and our future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in oil and gas prices; level of fleet additions by competitors and industry overcapacity; changes in capital spending by customers in the cargo delivery industry; changing customer demands for vessel and aircraft; acts of terrorism; unsettled political conditions, war, civil unrest and governmental actions, especially in higher risk countries of operations, foreign currency fluctuations; and environmental and labor laws. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which may be beyond our control, including, without limitation:

o    changes in our industry, interest rates or the general economy;

o    the degree and nature of our competition;

o    availability of qualified personnel;

o cash flows from operating activities may be less than our current level of expenses and debt obligations;

o    the financial condition of lessees; and

o    lessee defaults.

a.   Overview

     We are an equipment leasing business formed on July 10, 2001 which began active operations on December 18, 2001. We are primarily engaged in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. We are currently in our "reinvestment" phase, wherein we seek to purchase equipment from time to time through April, 2008. After the "reinvestment period", we will then begin to sell our assets in the ordinary course of business during a time frame called the "disposition period". If we believe it would benefit us to reinvest our cash flow in equipment during the disposition period, we may do so, but the Manager will not receive any additional fees in connection with such reinvestments.

     Our current equipment portfolio, which is held directly or through investments in joint ventures, consists primarily of:

o An 85% interest in a McDonnell Douglas DC-10-30F aircraft on lease with Federal Express Corporation with an expiration date of March 31, 2007. This aircraft lease may be renewed for up to five years thereafter. Our contribution of the purchase price was $2,550,000 in cash and our pro rata share of the $22,291,593 in non-recourse debt.

o A 10% interest in a McDonnell Douglas DC-10-30F aircraft on lease with Federal Express Corporation with an expiration date of March 31, 2007. This aircraft lease may be renewed for up to five years thereafter. Our contribution of the purchase price was $307,655 in cash and our pro rata share of the $24,211,080 in non-recourse debt.

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

o A 100% interest in a portfolio of unguaranteed residual values of miscellaneous equipment on lease to companies in the United Kingdom. The investment cost was $3,322,542 in cash with the underlying equipment having debt associated of $34,390,025.

o A 51% interest in a portfolio of leases acquired through a joint venture (ICON SPK 2023-A LLC) with an affiliate. The investment cost for the LLC was $3,952,500.

o A 50% interest in an Airbus A 340-313X aircraft on lease to Cathay Pacific with an expiration date of March 1, 2006. The purchase price of the equipment was $4,250,000 in cash and non-recourse debt of $70,276,734.

o A 100% interest Airbus A340-313X aircraft on lease to Cathay Pacific with an expiration date of May 1, 2006. The purchase price of the equipment was $4,500,000 in cash and non-recourse debt of $64,791,445.

o A 95% interest in a 25 MW co-generation facility on lease to Schering Plough with an expiration date of June 19, 2009. The lessee has options to extend the lease for as long as ten years thereafter. The equipment cost was $7,989,500 in cash and $6,918,091 in non-recourse debt.

o Three car and truck carrying vessels on bareboat charter to Wilhelmsen Lines with an expiration date of September 22, 2008. The equipment was purchased for $9,690,060 in cash and non-recourse debt in the amount of $64,329,764.

o 310 railcars on lease to Texas Genco LP with an expiration date of March 31, 2007. The equipment originally consisted of 324 railcars purchased for $1,101,429 in cash and $3,322,791 in non-recourse debt. 110 railcars on lease to Trinity Rail Management, Inc., with an expiration date of April 30, 2010. The equipment was purchased for $126,457 in cash and $1,116,543 in non-recourse debt.

o NCR/Teradata computer equipment and corresponding parts on lease to Merk-Medco Managed Care LLC ("Medico"). The purchase price was $3,035,805, which consisted of $74,044 in cash and the assumption of the remaining outstanding non-recourse debt of $2,961,761. The lease expires on December 1, 2006. NCR/Teradata computer equipment and corresponding parts (Medco 2) on lease to Medco. The purchase price was $1,751,109, which consisted of $42,710 in cash and the assumption of the remaining outstanding non-recourse debt of $1,708,399. The lease expires on December 1, 2006.

o Various computer equipment consisting of DMX hard drives, Brocade 12000 Directors w/ 128 usable ports and associated hardware on lease to Yamaha Motor Corporation, U.S.A. ("Yamaha"). The purchase price was $3,392,074, which consisted of an equity contribution of $82,734 and the assumption of the remaining outstanding non-recourse debt of $3,309,340. The purchase date was March 31, 2004 with a lease term starting on April 1, 2004 and expiring on December 1, 2007.

     Substantially all of our recurring operating cash flows are generated from the operations of the single-investor leases in our portfolio. On a monthly basis, we deduct the expenses related to the recurring operations of the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and equipment management costs. Any residual operating cash flows are considered available for distribution to the investors and are paid monthly (up until the disposition period.

Industry Factors

     Our results continue to be impacted by a number of factors influencing the equipment leasing industry.

     General Economic Conditions

     The United States of America's economy appears to be recovering, and we believe that the leasing industry's outlook for the foreseeable future is encouraging. We foresee an increase in capital spending by corporations through 2007 which should increase the pool of available secondary market leases, and to that end, we are seeing more opportunities in this market. Nonetheless, a key obstacle still facing the leasing industry is the continued low interest rate environment, which reduces leasing volume inasmuch as customers are more prone to purchase than lease. Other factors which may negatively affect the leasing industry are the proposed legal and regulatory changes that may affect tax benefits of leasing and the continued misperception by many potential lessees, stemming from Enron, WorldCom and others, that leasing should not play a central role as a financing alternative. However, as economic growth continues and interest rates inevitably begin to rise over time, more lessees will return to the marketplace.

     Further Deterioration of the Air Travel Industry.

     The aircraft leasing industry is currently in on the downside of a business cycle, and this has resulted in depressed sales prices for assets such as our aircraft. It does not appear that the industry will recover significantly in the very near future, although the LLC is optimistic that within two to three years, there will be a recovery. However, a further weakening of the industry could cause the proceeds realized from the future sale of our aircraft, engines, and flight simulator to be even less than suggested by recent appraisals.

b.   Results of Operations for the Three Months Ended September 2004, and 2003

     Revenues for the quarterly periods ended September 30, 2004 (the "2004 Quarter") and 2003 (the "2003 Quarter") are summarized as follows:



--------------------------------- ----------------------------------------------
                                  For Quarter Ended, September 30, 2004
--------------------------------- ---------------------------------------
--------------------------------- ------------ ------------ -------------
                                  2004 Quarter 2003 Quarter    Change
--------------------------------- ------------ ------------ -------------
--------------------------------- ------------ ------------ -------------
Total Revenue                     $ 7,676,185  $  8,950,551 $ (1,274,366)
--------------------------------- ------------ ------------ -------------
--------------------------------- ------------ ------------ -------------
Rental income                     $ 7,212,113  $  8,503,755 $ (1,291,642)
--------------------------------- ------------ ------------ -------------
--------------------------------- ------------ ------------ -------------
Finance income                    $    430,090 $    329,321 $    100,769
--------------------------------- ------------ ------------ -------------
--------------------------------- ------------ ------------ -------------
Income from investments in joint
ventures                          $    85,828  $     48,323 $      37,505
--------------------------------- ------------ ------------ -------------
--------------------------------- ------------ ------------ -------------
Net loss on sales of equipment    $  (69,864)  $       (75) $     (69,789)
--------------------------------- ------------ ------------ -------------
--------------------------------- ------------ ------------ -------------
Interest and other income         $    18,018  $    69,227  $     (51,209)
--------------------------------- ------------ ------------ -------------

     Revenues for the 2004 Quarter decreased $1,274,366, or 14.2%, as compared to the 2003 Quarter. Rental income decreased due to lease terminations from the ICON SPK lease portfolio subsequent to the 2003 Quarter. The increase in finance income for the 2004 Quarter was due primarily to the acquisition of the Medco and Yamaha leases during the 2004 Period as compared to the 2003 Quarter. Income from investment in joint ventures increased due to additional investments in ICON GeicJV during the quarter. We sold some equipment during the 2004 quarter and recorded a loss on the sale. Interest income and other also decreased as the LLC had less cash on deposit, due to utilization of funds for investment.

     Expenses for the quarterly periods ended September 30, 2004 and 2003 are summarized as follows:

------------------------------------ -----------------------------------------
                                      For Quarter Ended, September 30, 2004
------------------------------------ ------------- ---------------------------
------------------------------------ ------------- ------------- -------------
                                      2004 Quarter  2003 Quarter      Change
------------------------------------ ------------- ------------- -------------
------------------------------------ ------------- ------------- -------------
Total Expense                        $  8,121,211  $  9,104,562   $ (983,351)
------------------------------------ ------------- ------------- -------------
------------------------------------ ------------- ------------- -------------
Depreciation and amortization        $  5,437,577  $  6,076,372   $ (638,795)
------------------------------------ ------------- ------------- -------------
------------------------------------ ------------- ------------- -------------
Interest                             $  1,719,212  $  1,986,386   $  (267,174)
------------------------------------ ------------- ------------- -------------
------------------------------------ ------------- ------------- -------------
Management fee - Manager             $    601,840  $    542,547   $    59,293
------------------------------------ ------------- ------------- -------------
------------------------------------ ------------- ------------- -------------
Administrative expense
reimbursements - Manager             $    272,178  $    217,018   $    55,160
------------------------------------ ------------- ------------- -------------
------------------------------------ ------------- ------------- -------------
General and administrative           $     72,282  $    221,086   $  (148,804)
------------------------------------ ------------- ------------- -------------
------------------------------------ ------------- ------------- -------------
Minority interest                    $     18,122  $     61,153   $  (43,031)
------------------------------------ ------------- ------------- -------------

     Expenses for the 2004 Quarter decreased $983,351, or 10.8%, as compared to the 2003 Quarter. The decrease in depreciation and amortization is directly related to the termination of investments in operating leases subsequent to the 2003 Quarter. Interest expense decreased due to the reduction in the average outstanding debt balances between the quarters. The increase in management fees
- Manager and administration fee reimbursement - Manager was due to the increase in the size of our lease portfolio and overall growth in the size of our operations from the 2003 Quarter to the 2004 Quarter. General and administrative expenses decreased due to a reduction of our outsourcing activities since the 2003 Quarter.

Net Loss

     As a result of the foregoing factors, our net loss for the 2004 Quarter and the 2003 Quarter was $445,026 and $154,011, respectively. The net loss per weighted average additional member shares outstanding for the 2004 Quarter and the 2003 Quarter was $4.48 and $1.54, respectively.

c.  Results of Operations for the Nine Months Ended September 2004, and 2003

     Revenues for the nine month periods ended September 30, 2004 (the "2004 Period") and 2003 (the "2003 Period") are summarized as follows:

------------------------------------- ------------------------------------------
                                        For Period Ended, September 30, 2004
------------------------------------- ------------ --------------- -------------
------------------------------------- ------------ --------------- -------------
                                      2004 Period      2003 Period      Change
------------------------------------- ------------ --------------- -------------
------------------------------------- ------------ --------------- -------------
Total Revenue                         $25,720,638   $  26,445,064  $  (724,426)
------------------------------------- ------------ --------------- -------------
------------------------------------- ------------ --------------- -------------
Rental income                         $24,185,635   $  25,798,352  $ (1,612,717)
------------------------------------- ------------ --------------- -------------
------------------------------------- ------------ --------------- -------------
Finance income                        $ 1,256,038   $     361,600  $    894,438
------------------------------------- ------------ --------------- -------------
------------------------------------- ------------ --------------- -------------
Income from investments in joint
ventures                              $   261,594   $     135,168  $    126,426
------------------------------------- ------------ --------------- -------------
------------------------------------- ------------ --------------- -------------
Net loss on sales of equipment        $   (60,161)   $     (17,851) $   (42,310)
------------------------------------- ------------ --------------- -------------
------------------------------------- ------------ --------------- -------------
Interest and other income             $    77,532   $     167,795  $    (90,263)
------------------------------------- ------------ --------------- -------------

     Revenues for the 2004 Period decreased $724,426, or 2.7%, as compared to the2003 Period. The decrease in revenues resulted primarily from termination of leases primarily from ICON SPK's portfolio. The increase in finance income for the 2004 Quarter was due primarily to the acquisition of the Medco and Yamaha leases during the 2004 Period as compared to the 2003 Period. Income from investment in joint ventures increased due to additional investments in ICON GeicJV during the 2004 Period. Interest income and other also decreased as the LLC had less cash on deposit, due to utilization of funds for investment.

     Expenses for the nine month periods ended September 30, 2004 (the "2004 Period") and 2003 (the "2003 Period") are summarized as follows:

-------------------------------- -----------------------------------------------
                                   For Period Ended, September 30, 2004
-------------------------------- -----------------------------------------------
-------------------------------- -------------- ------------- --------------
                                   2004 Period    2003 Period       Change
-------------------------------- -------------- ------------- --------------
-------------------------------- -------------- ------------- --------------
Total Expense                    $  25,920,025  $ 27,566,274  $  (1,646,249)
-------------------------------- -------------- ------------- --------------
-------------------------------- -------------- ------------- --------------
Depreciation and amortization    $  17,583,548  $ 18,710,859  $  (1,127,311)
-------------------------------- -------------- ------------- --------------
-------------------------------- -------------- ------------- --------------
Interest                         $   5,264,408  $  6,146,407  $    (881,999)
-------------------------------- -------------- ------------- --------------
-------------------------------- -------------- ------------- --------------
Management fee - Manager         $   1,671,683  $  1,449,118  $     222,565
-------------------------------- -------------- ------------- --------------
-------------------------------- -------------- ------------- --------------
Administrative expense
reimbursements - Manager         $     818,002  $    579,647  $     238,355
-------------------------------- -------------- ------------- --------------
-------------------------------- -------------- ------------- --------------
General and administrative       $     449,211  $    579,068  $    (129,857)
-------------------------------- -------------- ------------- --------------
-------------------------------- -------------- ------------- --------------
Minority interest                $     133,173  $    101,175  $      31,998
-------------------------------- -------------- ------------- --------------

     Expenses for the 2004 Period decreased $1,646,249, or 6.0%, as compared to the 2003 Period. The decrease in depreciation and amortization are directly related to the termination of investments in operating leases subsequent to the 2003 Period. Interest expense decreased due to the reduction in the average outstanding debt balances between the Periods. The increase in management fees - Manager and administration fee reimbursement - Manager was due to the increase in the size of our lease portfolio and overall growth in the size of our operations from the 2003 Period to the 2004 Period. General and administrative expenses decreased due to a reduction of our outsourcing activities since the 2003 Quarter.

Net Loss

     As a result of the foregoing factors, net loss for the 2004 Period and the 2003 Period was $199,387 and $1,121,210, respectively. The net loss per weighted average additional member shares outstanding for the 2004 Period and the 2003 Period was $2.00 and $12.65, respectively.

d.   Liquidity and Capital Resources

Cash Requirements

     We have sufficient funds necessary to maintain current operations and to continue to invest in business essential assets subject to lease. We are currently focused on increasing cash flow through acquisition of more "income" leases.

Sources of Cash

     Operations

     For the nine months ended September 30, 2004, our primary source of liquidity was from operating activities. These funds, as well as funds held in reserve by us, were used primarily in investing activities. Equipment subject to finance leases were purchased for $199,487 and an investment in a joint venture of $1,521,600. We also recognized additional investment of $97,202 in the residual interest of a portfolio attained in the first quarter and made distribution to minority interest of $868,334. We expect to continue acquiring equipment subject to lease, and also make other types of related investments.

Financings and Recourse Borrowings

     Certain affiliates of ours, specifically; LLC; ICON Income Fund Eight A L.P.; ICON Income Fund Eight B L.P. and ICON Cash Flow Partners L.P. Seven (collectively, the "Initial Funds"), are parties to a Loan and Security Agreement dated as of May 30, 2002, as amended (the "Loan Agreement"). Under the terms of the Loan Agreement, the Initial Funds may borrow money from Comerica Bank with all borrowings to be jointly and severally collateralized by (i) cash and (ii) the present values of certain rents receivable and equipment owned by the Initial Funds. Such Loan Agreement, effective August 5, 2004, was amended to add ICON Income Fund Ten, LLC as a borrower to the Loan Agreement. The expiration of the Loan Agreement is December 31, 2004.

     In connection with the Loan Agreement, the Initial Funds previously entered into a Contribution Agreement dated as of May 30, 2002, as amended (the "Contribution Agreement"). Pursuant to the Contribution Agreement, the Initial Funds agreed to restrictions on the amount and the terms of their respective borrowings under the Loan Agreement in order to minimize the unlikely risk that a Fund would not be able to repay its allocable portion of the outstanding revolving loan obligation at any time, including restrictions on any Fund borrowing in excess of the lesser of (A) an amount each Fund could reasonably expect to repay in one year out of its projected free cash flow, or (B) the greater of (i) the Borrowing Base (as defined in the line of credit agreement) as applied to such Fund, and (ii) 50% of the net worth of such Fund. The Contribution Agreement provides that, in the event a Fund pays an amount under the agreement in excess of its allocable share of the obligation under the agreement whether by reason of an Event of Default or otherwise, the other Funds will promptly make a contribution payment to such Fund in such amount that the aggregate amount paid by each Fund reflects its allocable share of the aggregate obligations under the agreement. The Initial Funds' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Fund. In order to facilitate ICON Income Fund Ten, LLC's addition to the Contribution Agreement, the Funds entered into a Second Amended and Restated Contribution Agreement effective as of August 5, 2004. The Second Amended and Restated Contribution Agreement contain substantially identical terms and limitations as did the original Contribution Agreement.

     At September 30, 2004, we paid to Comerica Bank on behalf of ICON Cash Flow Partners L.P. Seven $390,000, under the provisions of the Contribution Agreement. We are accruing interest income at 8.0% per annum on all unpaid advances. ICON Cash Flow Partners L.P. Seven anticipates repayment either from rental income, proceeds from equipment sales or the sale of their joint venture interests or a combination of the three.

     Aggregate borrowings by all funds under the line of credit agreement amounted to $9,417,992 at September 30, 2004. We currently have no borrowings under this line.

Distributions

     We made cash distributions to members of $6,620,656 during the nine months ended September 30, 2004 and $5,778,998 for the nine months ended September 30, 2003. A majority of such distributions are reflected as a return of capital.

Uncertainties

     At September 30, 2004, except as noted above in the Overview section and listed below in the Risk Factors section, and to the best of our knowledge and belief, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations, or borrowings, we will continue to invest in transactions, while retaining sufficient cash to meet our reserve requirements and recurring obligations.

Risk Factors

     Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other periodic statements we make, including but not limited to, the following:

o Natural Gas Prices are high, which significantly affects the value of the co-generation facility. Rental payments are in part a function of natural gas prices. If natural gas prices are sustained at their current high levels, rental payments will be deferred until prices return to their previous levels. High natural gas prices will also affect the viability of the cogeneration plant and may impede our ability to realize a profit from our investment.

e.   Inflation and Interest Rates

     The potential effects of inflation on us are difficult to predict. If the general economy experiences significant rates of inflation, however, it could affect us in a number of ways. The cost of equipment acquisitions could increase with inflation and revenues from existing leases would not generally increase with inflation, as we do not currently have or expect to have rent escalation clauses tied to inflation in our leases. Nevertheless, the anticipated residual values to be realized upon the sale or re-lease of equipment upon lease terminations (and thus the overall cash flow from our leases) may be expected to increase with inflation as the cost of similar new and used equipment increases.

     If interest rates increase significantly, the lease rates that we can obtain on future leases may be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

Item 3.   Qualitative and Quantitative Disclosures About Market Risk

     We are exposed to certain market risks, including changes in interest rates and the demand for equipment (and the related residuals) owned by us.

     We attempt to manage our interest rate risk by obtaining fixed rate debt either directly or through our joint ventures. The fixed rate debt service obligation streams are generally matched by fixed rents receivable by us from our lease investments.

     We attempt to manage our exposure to equipment and residual risk by monitoring the market and maximizing re-marketing proceeds received through re-lease or sale of equipment.

Item 4.   Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of management of ICON Capital Corp., our Manager, including the Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon the evaluation, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective. There were no significant changes in our internal control over financial reporting during our third quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     From time-to-time, in the ordinary course of business, we are involved in legal actions when necessary to protect or enforce our rights. We are not a defendant party to any pending litigation and are not aware of any pending or threatened litigation against us, except as stated below.

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

                                  ICON Income Fund Nine, LLC
                                  By its Manager,
                                  ICON Capital Corp.



       November 22, 2004          /s/ Thomas W. Martin
   -----------------------        -----------------------------------------
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

Dated:  November 22, 2004

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp., Manager of ICON Income Fund Nine, LLC

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

Dated:  November 22, 2004

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer)
ICON Capital Corp., Manager of ICON Income Fund Nine, LLC

EXHIBIT 33.1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the Manager of ICON Income Fund Nine, LLC, certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that, to the best of my knowledge and belief:

     (1) the Quarterly Report on Form 10-Q for the period ended September 30, 2004 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

     (2)  the information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of ICON Income Fund Nine, LLC.

Dated:  November 22, 2004



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

EXHIBIT 33.2

     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the Manager of ICON Income Fund Nine, LLC, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that, to the best of my knowledge:

(1) the Quarterly Report on Form 10-Q for the period ended September 30, 2004 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Nine, LLC.

Dated:  November 22, 2004




/s/ Thomas W. Martin
-------------------------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Income Fund Nine, LLC