Form 10-K
period 2004-12-31
ICON INCOME FUND NINE LLC
filed 2006-07-19
CIK 1157522

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the fiscal year ended                  December 31, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


Commission File Number                               000-50217
                       ---------------------------------------------------------

                           ICON Income Fund Nine, LLC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                             13-4183234
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

100 Fifth Avenue, 4th Floor, New York, New York                10011-1505
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip code)

Registrant's telephone number, including area code            (212) 418-4700
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Limited Liability Company Shares

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Security Act. [ ] Yes [x] No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [x] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [x] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant's most recently completed second fiscal quarter:
Not applicable. There is no established market for shares of the registrant.

Number of outstanding limited liability company shares of the registrant on June 15, 2006 is 98,122.

                       Documents Incorporated by Reference
None.

                                            Table of Contents

                                     PART I
                                                                                       Page
Item 1.    Business                                                                      1

Item 1A.   Risk Factors                                                                  5

Item 1B.   Unresolved Staff Comments                                                     9

Item 2.    Properties                                                                    9

Item 3.    Legal Proceedings                                                             9

Item 4.    Submission of Matters to a Vote of Security Holders                           9

                                     PART II

Item 5.    Market for the Registrant's Securities and Related Security Holder
           Matters                                                                      10

Item 6.    Selected Consolidated Financial Data                                         10

Item 7.    Manager's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                   11

Item 7A.   Qualitative and Quantitative Disclosures About Market Risk                   27

Item 8.    Consolidated Financial Statements                                            27

Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                                     58

Item 9A.   Controls and Procedures                                                      58

Item 9B.   Other Information                                                            59

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant's Manager                 59

Item 11.   Executive Compensation                                                       60

Item 12.   Security Ownership of Certain Beneficial Owners and Manager and
           Related Security Holder Matters                                              60

Item 13.   Certain Relationships and Related Transactions                               60

Item 14.   Principal Accountant Fees and Services                                       60

                                     PART IV

Item 15.   Exhibits and Financial Statement Schedules                                   61

SIGNATURES                                                                              62


                                EXPLANATORY NOTE

     This Annual Report on Form 10-K for the year ended December 31, 2004 includes restated consolidated financial statements for the years ended December 31, 2003 and 2002 in order to correct the previously issued historical consolidated financial statements of ICON Income Fund Nine, LLC at December 31, 2003 and 2002 and for the years then ended, initially filed with the Securities and Exchange Commission (the "SEC") on March 30, 2004 and March 31, 2003,
respectively (the "Original Filings"). During the preparation of our consolidated financial statements for the year ended December 31, 2004 it was determined that we did not account for three interest rate swap transactions entered into during 2002. Additionally, during the review process we determined that the accounting treatment of certain lease transactions, consisting primarily of incorrect lease termination dates and the capitalization of certain expenses related to these transactions was incorrect. Corrections made to properly record these transactions are summarized as follows: (i) to record the proper accounting treatment for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which established new accounting and reporting standards for derivative financial instruments which has been amended by SFAS No. 137, issued in June 1999, by SFAS No. 138, issued in June 2000 and by SFAS No 149, issued in June 2003, (ii) to properly record depreciation and amortization, deferred rental income and rental income,
(iii) to properly capitalize costs incurred to acquire equipment leases and (iv) to properly record interest and other expense accruals. See Note 1, "Restatement of Consolidated Financial Statements" under Notes to Consolidated Financial Statements included in Item 8, "Consolidated Financial Statements" of this Annual Report on Form 10-K for the year ended December 31, 2004, for additional discussion and a summary of the effect of these changes on our consolidated financial statements at December 31, 2003 and 2002 and for the years then ended.

                                     PART I

Forward-Looking Statements

     Certain statements within this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the "safe harbor" provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as "may," "will," "could," "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.

Item 1.  Business

     Our History

     ICON Income Fund Nine, LLC (the "LLC") was formed on July 11, 2001 as a Delaware limited liability company. The LLC will continue until December 31, 2020, unless terminated sooner. When used in this report, the terms "we," "us" and "our" refers to the LLC.

     Our Manager is ICON Capital Corp. (the "Manager"), a Connecticut corporation. Our Manager manages and controls the business affairs, including, but not limited to, our equipment leases and financing transactions, under the terms of our limited liability company agreement (the "LLC Agreement").

     Our  initial  capitalization  was $1,000  contributed  by our  Manager.  We offered  member  shares  with the  intention  of raising up to  $100,000,000  of capital and we commenced business operations on our initial closing date, December 18, 2001, when we issued 1,250 member shares, representing $1,249,910 of capital contributions. Between December 19, 2001 and April 30, 2003, our final closing date, we sold an additional 98,416 member shares, representing $98,403,564 of capital contributions bringing the total member shares and capital contributions to 99,666 and $99,653,474, respectively. Through December 31, 2004, we redeemed 1,318 member shares. At December 31, 2004, we had 98,348 member shares outstanding.

     Our Business

     We are an equipment leasing fund. Our principal investment objective is to obtain the maximum economic return from our investments for the benefit of our members. To achieve this objective we: (i) are acquiring a diversified portfolio of leases and financing transactions; (ii) make monthly cash distributions to our members commencing with each member's admission; (iii) are re-investing substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the operating period; and (iv) will dispose of our investments and distribute the cash from sales of such investments to our members during the liquidation period.

     We primarily engage in the business of acquiring equipment subject to lease and, to a lesser extent, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases will be acquired for cash and are expected to provide current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases will be financed, so these leases will generate little or no current cash flow because substantially all of the rental payments received from a lessee will be paid to a lender. For these "growth" leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment.

     We invest most of the net proceeds from our offering in items of equipment that will be subject to a lease. After the net offering proceeds have been invested, it is anticipated that additional investments will be made with the cash generated from our initial investments to the extent that cash is not needed for expenses, reserves and distributions to members. The investment in additional equipment in this manner is called "reinvestment." We anticipate purchasing equipment from time to time for approximately the next four years. This time frame is called the "operating period," which we may extend, at our discretion, up to an additional three years. After the operating period, we will then sell our assets in the ordinary course of business during a time frame called the "liquidation period."

     If we believe it would benefit our members to reinvest our cash flow in equipment during the liquidation period, we may do so, but our Manager will not receive any additional acquisition fees in connection with such reinvestments. Our goal is to complete the liquidation period within three years after the end of the operating period, but it may take longer to do so. Accordingly, our members should expect to hold their member shares for at least ten years from the time they invest.

     Members' capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to our additional members and 1% to our Manager until each additional member has received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital contribution account to zero and has received, in addition, other distributions and allocations which would provide an 8% per year cumulative return on their outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to our additional members and 10% to our Manager.

     Substantially all of our recurring operating cash flows are generated from the "income" leases in our portfolio. On a monthly basis, we deduct the expenses related to the recurring operations of the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and equipment management costs. Any residual operating cash flows are considered available for distribution to our members.

     At December 31, 2004, 2003 and 2002, we had total assets of $184,100,455, $212,717,298 and $209,483,843, respectively. For the year ended December 31, 2004, our rental income and finance income was $32,768,610, which included three lessees which accounted for approximately 81% of our total rental income and finance income. We incurred a net loss for the year ended December 31, 2004 of $17,768. For the year ended December 31, 2003, our total rental income and finance income was $34,560,886, which included four lessees which accounted for approximately 90% of our total rental income and finance income. We incurred a net loss for the year ended December 31, 2003 of $793,837. For the year ended December 31, 2002, our rental income was $11,282,534, which included four lessees which accounted for approximately 99% of our total rental income. We incurred a net loss for the year ended December 31, 2002 of $1,976,068.

     At December  31,  2004,  our  portfolio,  which we hold either  directly or
through  joint  venture  investments  with  affiliates  and  others,   consisted
primarily of the following equipment subject to lease:

     Air Transportation Industry:

     o We have an 85% interest in a McDonnell Douglas DC-10-30F aircraft on lease with Federal Express Corporation ("FedEx") with a lease expiration date of March 31, 2007. The lessee may renew the lease for up to five years thereafter. The aircraft was purchased on December 27, 2002 for a total purchase price of approximately $25,292,000. Our portion of the purchase price was approximately $21,498,000, consisting of approximately $2,550,000 in cash and approximately $18,948,000 of non-recourse debt.

     o We have a 100% interest in one Airbus A340-300ER aircraft and a 50% interest in a second Airbus A340-313X aircraft, both on lease to Cathay Pacific Airways Limited ("Cathay") with expiration dates of June 2006 and March 2006, respectively. The purchase price of the first aircraft was approximately $69,069,000, comprised of $4,278,000 in cash and approximately $64,791,000 of non-recourse debt. The total purchase price of the second aircraft was approximately $74,527,000. Our portion of the purchase price of the second aircraft was approximately $37,264,000, comprised of approximately $2,125,000 in cash and approximately $35,139,000 of non-recourse debt.

          During June 2006, we entered into a lease extension with Cathay for the first aircraft through December 1, 2011 and during March 2006, we entered into a lease extension with Cathay for the second aircraft through July 1, 2011.

     Shipping:

     o We have a 100% interest in three car and truck carrying vessels on bareboat charter to Wilhelmsen Lines Shipowning ASA ("Wilhelmsen") with an expiration date of December 22, 2008. The purchase price was approximately $74,020,000, consisting of approximately $9,690,000, in cash and approximately $64,330,000 of non-recourse debt. Effective March 14, 2006, we extended the terms of the related bareboat charter with Wilhelmsen through December 22, 2013 and refinanced the related non-recourse debt.

     Energy Industry:

     o We had a 100% interest in a 25 MW co-generation facility on lease to Schering-Plough until July 1, 2004, which was subsequently extended through July 1, 2009. The purchase price was approximately $15,328,000, consisting of approximately $8,410,000 in cash and approximately $6,918,000 of non-recourse debt. On April 20, 2006, we sold this leased equipment to a third party for $4,800,000 in cash. We incurred a loss of approximately $2,600,000 on the sale of this equipment.

     Information Technology Industry:

     o We have a 100% interest in computer equipment and corresponding parts acquired from Insight Investments Corporation. The lease expires on December 1, 2006. The purchase price was approximately $3,036,000, consisting of approximately $74,000 in cash and the assumption of approximately $2,962,000 of non-recourse debt.

     o We have a 100% interest in computer equipment and corresponding parts acquired from Insight Investments Corporation. The lease expires on December 1, 2006. The purchase price was approximately $1,751,000, consisting of approximately $43,000 in cash and the assumption of approximately $1,708,000 of non-recourse debt.

     o We have a 100% interest in various components of computer equipment, consisting of DMX hard drives, Brocade 12000 Directors with 128 usable ports and associated hardware acquired from Insight Investments Corporation. The lease expires on December 1, 2007. The purchase price was approximately $3,392,000, consisting of approximately $83,000 in cash and the assumption of approximately $3,309,000 of non-recourse debt.

     Manufacturing Industry:

     o We have a 100% interest in microprocessor manufacturing devices on lease with Advanced Micro Devices, Inc. with an expiration date of June 30, 2007. The purchase price was approximately $6,391,000 in cash. Additionally, we have a 100% interest in semiconductor memory testing equipment on lease with Advance Micro Devices, Inc. with an expiration date of July 1, 2007. The purchase price was approximately $4,561,000 in cash.

     o We had a 100% interest in lathes, presses and robotic manufacturing equipment on lease to Metaldyne Corporation. The lease expires during December 2009. The purchase price was approximately $2,412,000 in cash. During March 2006, this equipment was sold to Metaldyne Corporation for approximately $1,985,000 in cash and we recognized a gain of approximately $356,000.

     o We have a 100% interest in several leases for various manufacturing equipment on lease to Wildwood Industries, Inc. The leases expire on various dates between February 2007 and September 2008. The purchase price for these leases was approximately $3,472,000 in cash.

     Segment Information

     We have only one operating segment: the business of acquiring and managing equipment subject to leases with companies that we believe to be creditworthy.

     Competition

     The equipment leasing industry is highly competitive. When seeking leasing transactions for acquisition, we compete with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many of our competitors are larger than us and have greater financial resources than we do.

     Employees

     We have no direct employees. Our Manager has full and exclusive control over our management and operations.

     Available Information

     Our Annual Report on Form 10-K and our most recent Quarterly Reports on Form 10-Q and amendments to those reports, if any, are available free of charge on our internet website at http://www.iconcapital.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission. This information is also available on the Securities and Exchange Commission's website, at http://www.sec.gov.

Item 1A. Risk Factors

     Our operations are subject to a number of risks. You should carefully read and consider these risks, together with all other information in this Annual Report on Form 10-K. If any of the following risks actually occur, our business, operating results and financial condition could be adversely affected.

     Uncertainties associated with the equipment leasing business may affect our business, operating results and financial condition.

     We are subject to a number of uncertainties associated with the equipment leasing business which may affect our business, operating results and financial condition. These include:

o        the technological and economic obsolescence of equipment;
o        potential defaults by lessees;
o        management and other fees paid by us;
o        the existence of leverage, which increases the risk of foreclosure; and
o        increases in our expenses (including taxes and insurance expenses).

     Our Manager's decisions are subject to conflicts of interest with us.

     Our Manager could be confronted with decisions in which it will have an economic incentive to place its interests above ours. As of June 2006, our Manager sponsors and manages five other equipment leasing businesses. See "Item
13. Certain Relationships and Related Transactions" and "Item 11. Executive Compensation." These conflicts may include:

     o Our LLC Agreement does not restrict our Manager's ability to compete with us for equipment acquisitions and other types of business;
     o Our Manager may have opportunities to earn fees for referring a prospective acquisition opportunity to another purchaser;
     o Our Manager may receive fees in connection with the turnover of our equipment portfolio;
     o Our Manager has the ability as tax matters partner to negotiate with the IRS to settle tax disputes that would bind us and our members; and
     o Our Manager may control the decisions as to when and whether to sell a jointly-owned asset with another business that it manages.

     If the value of the equipment in our portfolio declines more rapidly than we anticipate, our financial performance may be adversely affected.

     A significant part of the value of any our equipment is the potential value of the equipment once the lease term expires. We call this value the residual value. Generally, leased equipment is expected to decline in value over its useful life. In acquiring equipment, we will estimate a value for the equipment at the end of the lease which, when combined with lease payments, is expected to be enough to return the cost of our investment in the equipment and provide a profit despite the expected decline in equipment value over the lease term. However, the value of the equipment at the end of a lease, and whether that value meets our expectations, will depend to a significant extent upon the following factors, many of which are beyond our control:

     o our ability to acquire or, to a lesser degree, enter into lease agreements that preserve or enhance the relative value of the equipment;
     o our ability to maximize the value of the equipment upon its sale or re-lease when the lease expires;
     o    market conditions prevailing at the time the lease expires;
     o the cost of new equipment at the time we are remarketing used equipment;
     o the extent to which technological or regulatory developments during the lease term reduce the market for such used equipment;
     o    the strength of the economy; and
     o    the condition of the equipment when the lease expires.

If leased equipment is not properly maintained, its residual value may be less than expected.

     If a lessee fails to maintain equipment in accordance with its lease, we may make unanticipated expenditures to repair the equipment in order to protect our investment. While we plan to inspect most used equipment prior to purchase, there can be no assurance that an inspection of used equipment prior to purchasing it will reveal any defects, and problems with the equipment may occur after it is acquired by us.

If a lessee defaults on its lease, we could incur losses.

     If a lessee does not make lease payments to us when due, or violates the terms of its lease in another important way, we may be forced to terminate the lease and attempt to recover the equipment. We may do this at a time when we may not be able to arrange for a new lease or to sell the equipment right away, if at all. We would then lose the expected lease revenues and might not be able to recover the entire amount or any of our original investment in the equipment. The cost of recovering equipment upon a lessee's default, enforcing the lessee's obligations under the lease, and transporting, storing, repairing and finding a new lessee for the equipment may be high and may negatively affect the value of our investment in the equipment. We may lease equipment to lessees which have senior debt rated below investment grade. We do not require our lessees to have a minimum credit rating, and lessees with such lower credit ratings may default on lease payments more frequently than higher credit rated lessees.

If a lessee files for bankruptcy, we may have difficulty enforcing the lease and may incur losses.

     If a lessee files for protection under applicable bankruptcy laws, the remaining term of the lease or option to purchase the equipment for a fixed price at a future date could be shortened or the lease could be rejected, and unpaid pre-bankruptcy lease payments may be cancelled as part of the bankruptcy. We may also experience difficulty and delays in recovering equipment from a bankrupt lessee. If a lease is rejected in a bankruptcy, we would bear the cost of retrieving and storing the equipment, and then have to remarket it, and we would be an unsecured creditor for any amounts due under the lease.

Leasing equipment in foreign countries may be riskier than domestic leasing, which may result in losses.

     We lease equipment to domestic and foreign lessees which may be used outside of the United States. Regulations of foreign countries may apply which may adversely affect our title to equipment in those countries. Foreign courts may not recognize judgments obtained in U.S. courts, and different accounting or financial reporting practices may make it difficult to judge lessees' financial viability, heightening the risk of default and the loss of our investment in such equipment.

     It may be difficult for us to repossess our equipment if a foreign lessee defaults, and lease enforcement outside the United States could be more expensive as legal counsel would need to be hired in the applicable foreign jurisdiction. We may have difficulty enforcing our rights under a lease. Moreover, foreign jurisdictions may confiscate equipment. Use of equipment in a foreign country will be subject to that country's tax laws, which may impose unanticipated taxes. While we will seek to require lessees to reimburse us for all taxes on the use of the equipment and require them to maintain insurance covering the risks of confiscation of the equipment, there is no assurance that we will be successful or that insurance reimbursements will be adequate to allow for recovery of and a return on foreign investments.

We could incur losses as a result of foreign currency fluctuation.

     We have the ability to acquire leases where the rental payments are not paid in U.S. dollars. In these cases, we may then enter into a contract to protect us from fluctuations in the currency exchange rate. These contracts, known as hedge contracts, would allow us to receive a fixed number of U.S. dollars for the rent and any other fixed, periodic payments due under the lease even if the exchange rate between the U.S. dollar and the currency of the lease changes over the lease term. If the lease payments were disrupted due to default by the lessee, we would try to continue to meet our obligations under the hedge contract by acquiring the foreign currency equivalent of the missed payments, which may be at unfavorable exchange rates. If a lease is denominated in a major foreign currency such as the pound sterling, which historically has a stable relationship with the U.S. dollar, we may consider hedging to be unnecessary to protect the value of the rental payments, but our assumptions concerning currency stability may turn out to be incorrect. Our investment returns could be reduced in the event of unfavorable currency fluctuation when lease payments are not made in U.S. dollars.

     Furthermore, when we acquire a residual interest in foreign equipment, it may be impossible to hedge foreign currency exposure with respect to residual values. This is because the amount and timing of receipt of the residual interest is unpredictable and hedge contracts typically require a precise monetary amount and date. Even with leases requiring rental payment in U.S. dollars, the equipment may be sold at lease expiration for an amount that cannot be pre-determined to a buyer paying in a foreign currency. This could positively or negatively affect our income from such a transaction when the proceeds are converted into U.S. dollars.

Changes in interest rates may affect our results of operations.

At December 31, 2004, a portion of our debt was fixed directly and a portion is managed through interest rate swap contracts. Any change in the fair value of the interest rate swap contacts is recognized in earnings during the period of change and therefore may affect our results of operations.

Sellers of leased equipment could use their knowledge of the lease terms for gain at our expense.

     We may acquire equipment subject to lease from leasing companies that have an ongoing relationship with the lessees. A seller could use its knowledge of the terms of the lease, particularly the end of lease options and the date the lease ends, to compete with us. In particular, a seller may approach a lessee with an offer to substitute similar equipment at lease end for lower rental amounts. This may adversely affect our opportunity to maximize the residual value of the equipment.

Investment  in  joint   ventures  may  subject  us  to  risks  relating  to  our
co-investors which could adversely impact the financial results of joint ventures.

     We invest in joint ventures with other businesses our Manager sponsors and manages. Investing in joint ventures involves additional risks not present when acquiring leased equipment that will be wholly owned by us. These risks include the possibility that our co-investors might become bankrupt or otherwise fail to meet financial commitments, thereby obligating us to pay all of the debt associated with the joint venture, as each party to a joint venture typically must guarantee all of the joint venture's obligations. Alternatively, the co-investors may have economic or business interests or goals that are inconsistent with us and want to manage the joint ventures in ways that do not maximize the return to us. Among other things, actions by a co-investor might subject leases that are owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement. Also, when none of the joint owners control a joint venture, there might be a stalemate on decisions, including when to sell the equipment or prices or terms of a lease. Finally, while we will have the right to buy out the other joint owner's interest in the equipment in the event of the sale, we may not have the resources available to do so.

We may not be able to obtain insurance for certain risks and would have to bear the cost of losses from non-insurable risks.

     Equipment may be damaged or lost. Fire, weather, accident, theft or other events can cause damage or loss of equipment. While our leases will generally require lessees to have comprehensive insurance and assume the risk of loss, some losses, such as from acts of war, terrorism and acts of God, such as earthquakes, may be either uninsurable or not economically feasible to insure. Furthermore, not all possible contingencies affecting equipment can be anticipated or insured against, and, if insured, the insurance proceeds may not be sufficient to cover a loss. If such a disaster would occur to the equipment, we could suffer a total loss of any investment in the affected equipment. In leasing some types of equipment, we may be exposed to environmental tort liability. Although we will use our best efforts to minimize the possibility and exposure of such liability, including by means of attempting to obtain insurance, there can be no assurance that our assets will be protected against any claims.

We could suffer losses from failure to maintain equipment registration and from unexpected regulatory compliance costs.

     Many types of transportation equipment are subject to registration requirements by U.S. governmental agencies, as well as foreign governments if the equipment is to be used outside of the United States. Failing to register the equipment, or losing the registration, could result in substantial penalties, forced liquidation of the equipment and/or the inability to operate and lease the equipment. Governmental agencies may also require changes or improvements to equipment, and we may have to spend our own capital to comply if the lessee of the equipment is not required to do so under the lease. These changes could force the equipment to be removed from service for a period of time. The terms of leases may provide for rent reductions if the equipment must remain out of service for an extended period or is removed from service. We may then have reduced rental income from the lease for this item of equipment. If we did not have the capital to make a required change, we might be required to sell the affected equipment. If so, we could suffer a loss on our investment, might lose future revenues, and also might suffer adverse tax consequences.

If a lease were determined to be a loan, it would be subject to usury laws which could lower our lease revenue.

     Equipment leases have sometimes been held by the courts to be loan transactions subject to state usury laws, which limit the interest rate that can be charged. Although we anticipate entering into or acquiring leases which we believe are structured so that they avoid being deemed loans, and would therefore not be subject to the usury laws, there can be no assurance that we will be successful in doing so. Loans at usurious interest rates are subject to a reduction in the amount of interest due under the loans and, if an equipment lease is held to be a loan with a usurious rate of interest, the amount of the lease payment could be reduced.

The telecommunication market is subject to significant uncertainty as its success is closely tied to government regulation, both domestically and abroad.

     Unforeseen   changes  in   telecommunications   regulation,   such  as  the
requirement for voice-over-Internet-Protocol service providers to provide enhanced 911, or E911 services, in the United States may increase the chances that our potential lessees may lose revenue and not be able to make required lease payments.

Because we will borrow to purchase equipment, losses as a result of lessee defaults may be greater than if debt were not incurred.

     Although we expect to acquire some of our investments for cash, we are likely to borrow a substantial portion of the purchase price of our equipment investments and there is no limit to the amount of debt that may be incurred when purchasing equipment. While we believe the use of leverage will result in us being able to make more acquisitions and that each acquisition will have fewer dollars at risk than if leverage were not utilized, there can be no assurance that the benefits of greater size and diversification of the portfolio will offset the heightened risk of loss in an individual lease transaction using leverage. With respect to non-recourse borrowings, a lessee default could force us to make debt service payments so as to protect our investment in equipment and prevent us from being subject to repossession. The terms of our credit facility could restrict us from paying distributions to investors if such payments would cause us not to be in compliance with our financial covenants. See "Item 7. Manager's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

The computer hardware market is cyclical and subject to obsolescence which may affect our ability to lease or resell the assets.

     The computer hardware market is cyclical and is vulnerable to market downturns. The intrinsic boom-bust nature of the technology sector challenges hardware companies to constantly try to improve and create innovative hardware, aggressively pushing the incumbent equipment into obsolescence. We cannot assure you that we will be able to locate a willing buyer or lessee for our assets, or if one is located, that the buyer or lessee will pay a price for the asset at least equal to the appraised value.

The container shipping industry is subject to uncertainties that are beyond our control and may adversely affect our lease revenue.

     The container shipping industry is subject to volatility in profitability, vessel values and charter rates resulting from changes in supply of, and demand for, shipping capacity as well as changing environmental and other laws and regulations. In addition, the nature, timing and degree of changes in the container shipping markets, as well as future charter rates and value of its vessels, are not readily predictable and beyond our control. These factors could adversely affect the container vessel operators to whom we lease container vessels, which could result in a reduction of our lease revenue.

Item 1B. Unresolved Staff Comments

         None.

Item 2.  Properties

     We neither own nor lease office space or any other real property in our business at the present time.

Item 3.  Legal Proceedings

     In the ordinary course of conducting our business, we are subject to certain claims, suits, and complaints filed against us. In our Manager's opinion, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations. No material legal proceedings are currently pending against us or against any of our assets.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2004.

                                     PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
Matters

     Our shares are not publicly traded nor is there currently a market for our shares. It is unlikely that any such market will develop.

                                                   Number of Members
               Title of Class                     as of June 15, 2006
------------------------------------      ------------------------------------
            Manager (as a member)                          1
             Additional members                          3,229

     We pay monthly distributions to our members beginning with the first month after the members' admission through the termination of the reinvestment period, which we anticipate will be April 29, 2008. We paid distributions to additional members totaling $8,758,942, $7,955,313 and $2,181,537, respectively, for the years ended December 31, 2004, 2003 and 2002. Additionally, our Manager was paid distributions of $89,744, $80,356 and $22,036, respectively, for the years ended December 31, 2004, 2003 and 2002. The terms of the Loan Agreement with Comerica Bank, could restrict us from paying cash distributions on our members' shares if such payment would cause us to not be in compliance with our financial covenants. See "Item 7. Manager's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     In order for National Association of Securities Dealers ("NASD") members and their associated persons to have participated in the offering and sale of member shares (the "Units") pursuant to the offering or to participate in any future offering of our Units, we are required pursuant to NASD Rule 2710(c)(6) to disclose in each annual report distributed to our members a per share estimated value of our Units, the method by which we developed the estimated value and the date used to develop the estimated value. In addition, our Manager must prepare annual statements of our estimated Unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of Employee Retirement Income Security Act ("ERISA") in the preparation of their reports relating to an investment in our Units. For these purposes, the estimated value of our Units is deemed to be $740.75 per Unit at September 30, 2004.

     This estimate was based on the amount of remaining undiscounted lease payments on our existing leases, the booked estimated residual values of the equipment held by us upon the termination of those leases and our cash on hand. From this amount we then subtracted our total debt outstanding and then divided that sum by the total number of Units outstanding. This valuation was based solely on our Manager's perception of market conditions and the types and amounts of our assets. No independent valuation was sought. However, as set forth below, there is no significant public trading market for our Units at this time, and there can be no assurance that limited partners could receive $740.75 per Unit if such a market did exist and they sold their Units or that they will be able to receive such amount for their Units in the future. The foregoing valuation was performed solely for the ERISA and NASD purposes described above. There is no market for our Units, and, accordingly, this value does not represent an estimate of the amount our members would receive if they were to seek to sell their Units. Furthermore, there can be no assurance as to the amount we may actually receive if and when we seek to liquidate our assets or the amount of lease payments and equipment disposition proceeds we will actually receive over our remaining term.

Item 6. Selected Consolidated Financial Data

     The selected consolidated financial data should be read together with the consolidated financial statements and related notes included in Item 8.
Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.


                                                                                                          Period From
                                                                                                         July 11, 2001
                                                                                                       (Commencement of
                                                                  Year Ended December 31,                 Operations)
                                                     -----------------------------------------------       Through
                                                                          2003             2002          December 31,
                                                         2004          (Restated)       (Restated)           2001
                                                     ------------      -----------     ------------       ---------
 Total revenue (1)                                   $ 33,240,316      $34,982,056     $ 11,453,549       $       -
                                                     ============      ===========     ============       =========
 Net loss (2) (3)                                    $   (17,768)      $  (793,837)    $ (1,976,068)      $    (324)
                                                     ============      ===========     ============       ========
 Net loss allocable to additional members            $    (17,590)     $  (785,899)    $ (1,956,307)      $    (321)
                                                     ============      ===========     ============       =========
 Net loss allocable to Manager                       $      (178)      $    (7,938)    $    (19,761)      $      (3)
                                                     ============      ===========     ============       =========

 Weighted average number of additional
        member shares outstanding                          98,695           90,813           29,023           2,043
                                                     ============      ===========     ============       =========
 Net loss per weighted average additional
        member share outstanding                     $      (0.18)     $     (8.65)    $     (67.41)      $   (0.16)
                                                     ============      ===========     ============       =========

 Distributions to additional members                 $  8,758,942      $ 7,955,313     $  2,181,537       $       -
                                                     ============      ===========     ============       =========
 Distributions per weighted average
        additional member share outstanding                $88.75      $     87.60     $      75.17       $       -
                                                     ============      ===========     ============       =========
 Distributions to Manager                            $     89,744      $    80,356     $     22,036       $       -
                                                     ============      ===========     ============       =========

                                                                              At December 31,
                                                     ---------------------------------------------------------------
                                                                         2003             2002
                                                       2004           (Restated)       (Restated)             2001
                                                     ------------     ------------     ------------       ----------
 Total assets                                        $184,100,455     $212,717,298     $209,483,843       $2,454,640
                                                     ============     ============     ============       ==========
 Notes payable                                       $117,261,455     $134,463,196     $156,955,116       $        -
                                                     ============     ============     ============       ==========
 Members' equity                                     $ 64,455,803     $ 73,842,948     $ 46,338,518       $2,452,107
                                                     ============     ============     ============       ==========



(1) The increase in total revenue between 2001 and 2003 relates to our initial acquisition of equipment leases with third parties.

(2) During 2002, we entered into three interest rate swap contracts which increased our interest expense during 2002 by approximately $788,000, or approximately $27.15 per weighted average additional member share outstanding. The decrease in our net loss between 2002 and 2003 cannot be attributible to any one event. The equipment leases we entered into during 2002 were performing as expected and the additional equipment leases we entered into during 2003 added to the overall decrease in our net loss from 2002 to 2003.

(3) The positive effect of our interest rate swap contacts reduced our interest expense during 2004 by approximately $743,000, or approximately $7.52 per weighted average additional member share outstanding. During 2004, we recorded an impairment loss of approximately $236,000, or approximately $2.39 per weighted average additional member share outstanding.

Item 7. Manager's Discussion and Analysis of Financial Condition and Results of Operations

     Our Manager's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in "Part I. Forward-Looking Statements" and "Item 1A. Risk Factors" located elsewhere in this Annual Report on Form 10-K.

     Restatement of Consolidated Financial Statements

     We have restated our consolidated financial statements at December 31, 2003 and 2002 and for the years then ended as discussed in Note 1 to the consolidated financial statements contained in Item 8. The following Manager's discussion and analysis takes into account the effects of the restatement.

     Restatement

     During the preparation of our consolidated financial statements for the year ended December 31, 2004 it was determined that we did not account for three interest rate swap transactions entered into during 2002. Additionally, during our review process it was determined that the accounting treatment of certain lease transactions, consisting primarily of incorrect lease termination dates and the capitalization of certain expenses related to these transactions was incorrect.

     In general, we manage our exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. We may finance leases with variable interest rate financing, therefore, we are exposed to interest rate risk until fixed rate financing is arranged. To hedge our variable interest rate risk, we may enter into interest rate swap contracts that will effectively convert the underlying variable interest rates to a fixed interest rate. SFAS 133 requires that derivative financial instruments used for hedging must be specifically matched with the underlying exposures to an outside third party and documented contemporaneously to qualify for hedge accounting treatment.

     During September 2002, we acquired three car and truck carrying vessels, which included debt obligations which accrued interest at a variable interest rate equal to the three month London Inter Bank Offered Rate ("LIBOR") plus 1.79% per year. In order to properly manage these variable interest rates, simultaneously with the acquisition of the vessels and the assumption of debt, we entered into three interest rate swap contracts to effectively fix the interest rate. The internal review determined that we did not meet the contemporaneous documentation requirements to meet the hedging requirements with respect to the interest rate swap contracts. Accordingly, we are accounting for these transactions as derivatives, and as such, any change in the fair value on the interest rate swap contacts is recognized in earnings during the period of change.

     During March 2002 and September 2002, we entered into two equipment lease transactions, one to acquire an aircraft and the other to acquire three car and truck carrying vessels, respectively. We used incorrect lease termination dates for these transactions. As a result of this, we incorrectly calculated rental income, depreciation and amortization, interest expense and deferred rental income. During our review of these transactions we determined that various costs associated with the acquisition of these equipment leases should be capitalized and amortized over the life of the related leases.

     This Annual Report on Form 10-K and the restated consolidated financial statements included herein reflect the corrections of our accounting and disclosures related to the incorrect accounting treatment of certain hedging activities and lease transactions entered into during the year ended December 31, 2002. These non-cash charges do not affect our cash flows from past and future operations, or our liquidity.

     As discussed in Note 1 of the consolidated financial statements in Item 8, we have restated our consolidated balance sheet at December 31, 2002 to reflect total assets of $209,483,843 (instead of $209,646,396), total liabilities of $163,145,325 (instead of $161,907,586) and total members' equity of $46,338,518
(instead of $47,738,810). For the year ended December 31, 2002, we restated our consolidated statement of operations to reflect a net loss of $1,976,068 (instead of $575,776), a net loss allocable to additional members of $1,956,307 (instead of $570,018) and a net loss per weighted average additional member share outstanding of $67.41 (instead of $19.64). We restated our consolidated balance sheet at December 31, 2003 to reflect total assets of $212,717,298
(instead of $212,905,177), total liabilities of $138,874,350 (instead of $137,751,308) and total members' equity of $73,842,948 (instead of $75,153,869).
For the year ended December 31, 2003, we restated our consolidated statement of operations to reflect a net loss of $793,837 (instead of $883,208), a net loss allocable to additional members of $785,899 (instead of $874,376) and a net loss per weighted average additional member share outstanding of $8.65 (instead of $9.63).

     Overview

     We are an equipment leasing business formed on July 11, 2001. We began active operations on December 18, 2001. We primarily engage in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases are acquired for cash and are expected to provide current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases will be financed, so these leases will generate little or no current cash flow because substantially all of the rental payments received from a lessee are paid to a lender. For these "growth" leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment. We are currently in our "reinvestment" phase, wherein we seek to purchase equipment from time to time through April 29, 2008, unless extended.

Lease and Other Significant Transactions

     We entered into the following lease and other significant transactions during the years ended December 31, 2004, 2003 and 2002:

Assignment of Sodium Chlorate Production Facility

     On March 28, 2005, ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), an entity also managed by our Manager, assigned its entire 50% interest in a lease with EKA Chemicals, Inc. to us for $745,000. This assignment was made in order for L.P. Seven to repay its outstanding debt obligation to us as required by the contribution agreement that we entered into with some of our affiliates in connection with the line of credit agreement we had with Comerica Bank, which is more fully explained elsewhere in this document (See Financings and Borrowings located in the Liquidity and Capital Resources section). This amount represented L.P. Seven's fair value of its interest in EKA Chemicals, Inc. on March 28, 2005. This amount was determined to represent the fair value of the lease with EKA Chemicals, Inc. based upon the expected future cash flows from such lease. In December 2005, we received the final installment from EKA Chemicals, Inc.

Rowan Cash Flow

     On February 23, 2005, L.P. Seven assigned to us 3.02% of its rights in the profits, losses and cash flows from its limited partnership interest in an entity that owns a 100% interest in a mobile offshore drilling rig subject to a lease with Rowan Companies, Inc. L.P. Seven assigned the rights to us as repayment of its $755,000 outstanding debt obligation pursuant to the contribution agreement related to the line of credit agreement with Comerica Bank. This assignment increased our rights to the profits, losses and cash flows from L.P. Seven's limited partnership interest from 2.60%, which were assigned to us in November 2004, to 5.62%. This amount represented L.P. Seven's proportionate fair value of its rights in the mobile offshore drilling rig at February 23, 2005. The fair value of the mobile offshore drilling rig was determined using an independent third party appraisal.

     On November 24, 2004, L.P. Seven assigned to us 2.60% of its rights to the profits, losses, and cash flows from its limited partnership interest in an entity that owns a 100% interest in a mobile offshore drilling rig that is subject to lease with Rowan Companies, Inc. L.P. Seven assigned the rights to us as repayment of its $650,000 outstanding debt obligation pursuant to the contribution agreement related to the line of credit agreement with Comerica Bank. This amount represented L.P. Seven's proportionate fair value of its interest in the mobile offshore drilling rig at November 24, 2004. The fair value of the mobile offshore drilling rig was determined using an independent third party appraisal.

Noritsu QSS 3011 Digital Mini-Labs

     During December 2004, we acquired four Noritsu QSS 3011 digital mini-labs subject to leases with Rite Aid Corporation. The leases expire during November 2008. The purchase price of this equipment was approximately $399,000 in cash. Our Manager was paid an acquisition fee of approximately $12,000 relating to this transaction.

Mitel Networks 3340 Global Branch Office Solution Phone Systems

     During December 2004, we acquired a Mitel Networks 3340 Global Branch Office Solution Phone System subject to lease with CompUSA, Inc. The lease term expires during December 2008. The purchase price was approximately $173,000 in cash. Our Manager was paid an acquisition fee of approximately $5,000 relating to this transaction.

Medical Equipment

     During December 2004, we acquired, from Varilease Technology Finance Group, Inc., a portfolio of medical equipment consisting of two leases. These leases expire on December 31, 2008. The purchase price was approximately $2,046,000 in cash. Our Manager waived its acquisition fee relating to this transaction.

Information Technology Equipment

     During March 2004, we acquired from Insight Investments Corporation the lease for computer equipment and corresponding parts. The lease expires on December 1, 2006. The purchase price was approximately $3,036,000, consisting of approximately $74,000 in cash and the assumption of approximately $2,962,000 of non-recourse debt. The non-recourse debt accrues interest at 4.5% per year and matures in December 2006. The lender has a security interest in the computer equipment and an assignment of the rental payments under the lease. Our Manager was paid an acquisition fee of approximately $91,000 relating to this transaction.

     During March 2004, we acquired from Insight Investments Corporation an additional lease for computer equipment and corresponding parts. The lease expires on December 1, 2006. The purchase price was approximately $1,751,000, consisting of approximately $43,000 in cash and the assumption of approximately $1,708,000 of non-recourse debt. The non-recourse debt accrues interest at 5.36% per year and matures in December 2006. The lender has a security interest in the computer equipment and an assignment of the rental payments under the lease. Our Manager was paid an acquisition fee of approximately $53,000 relating to this transaction.

     During March 2004, we acquired from Insight Investments Corporation various computer equipment, consisting of DMX hard drives, Brocade 12000 Directors with 128 usable ports and associated hardware. The lease expires on December 1, 2007. The purchase price was approximately $3,392,000, consisting of approximately $83,000 in cash and the assumption of approximately $3,309,000 of non-recourse debt. The non-recourse debt accrues interest at 5.87% per year and matures in December 2007. The lender has a security interest in the computer equipment and an assignment of the rental payments under the lease. Our Manager was paid an acquisition fee of approximately $102,000 relating to this transaction.

     On March 31, 2004, we and ICON Income Fund Ten LLC ("Fund Ten"), an entity also managed by our Manager, formed a joint venture, ICON GeicJV, for the purpose of purchasing information technology equipment subject to a three year lease with Government Employees Insurance Company ("GEICO"). We have an ownership interest of 26% in this joint venture. On April 30, 2004, ICON GeicJV acquired the information technology equipment. Our portion of purchase price was approximately $1,522,000 in cash. Our Manager was paid an acquisition fee of approximately $177,000 relating to this transaction, of which we paid approximately $46,000.

McDonnell Douglas DC10-30F aircraft

     During February 2003, we and ICON Income Fund Eight B L.P. ("Fund Eight B"), an entity also managed by our Manager, formed a joint venture, ICON Aircraft 47820 LLC, for the purpose of acquiring an investment in a McDonnell Douglas DC10-30F aircraft on lease to FedEx with an expiration date of March 31, 2007. This lease may be renewed for up to five years thereafter. We have a 10% ownership interest in this joint venture. On March 11, 2003, the joint venture acquired the aircraft. Our portion of the purchase price was approximately $2,712,000, comprised of approximately $291,000 in cash and approximately $2,421,000 of non-recourse debt. Our Manager was paid an acquisition fee of approximately $819,000 relating to this transaction, of which we paid approximately $82,000.

Acquisition of Manufacturing Equipment

     On June 20, 2003, we acquired micro processing manufacturing equipment on lease to Advance Micro Devices, Inc. through June 2007 for approximately $6,391,000 in cash. On July 24, 2003, we acquired two leases for semi conductor memory testing equipment on lease to Advance Micro Devices, Inc. through June 2007 for approximately $4,561,000 in cash. Our Manager was paid acquisition fees of approximately $329,000 relating to these transactions.

     On May 30, 2003, we acquired lathes, presses and robotic manufacturing equipment on lease to Metaldyne Corporation through December 2009 for approximately $2,412,000 in cash. Our Manager was paid an acquisition fee of approximately $72,000 relating to this transaction. During March 2006, the equipment on lease to Metaldyne Corporation was sold for approximately $1,985,000 in cash and we recognized a gain of approximately $356,000.

     On April 30, 2003, we acquired a Double Kraft Paper Forming Tubing Unit on lease to Wildwood Industries, Inc. through February 2007 for approximately $1,350,000 in cash. On August 20, 2003, we acquired various manufacturing equipment on lease to Wildwood Industries, Inc. through August 2008 for approximately $957,000 in cash. On September 24, 2003, we acquired various manufacturing equipment on lease to Wildwood Industries, Inc. through September 2008 for approximately $1,165,000 in cash. Our Manager was paid acquisition fees of approximately $104,000 relating to these transactions.

     During December 2003, we entered into an agreement with Summit Asset Management Limited (a United Kingdom based company) to acquire a 90% interest in the unguaranteed residual values of manufacturing and technology equipment on lease to various lessees located in the United Kingdom. We paid approximately $4,454,000 in cash for this investment. Our Manager was paid an acquisition fee of approximately $1,131,000 relating to this transaction.

McDonnell Douglas DC-10-30F Aircraft

     During September 2002, we and Fund Eight B formed a joint venture, ICON Aircraft 46835 LLC, for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft on lease with FedEx with a lease expiration date of March 31, 2007. We have an 85% ownership interest in this joint venture. On December 27, 2002, the joint venture acquired the aircraft. Our portion of the purchase price was approximately $21,498,000, consisting of approximately $2,550,000, in cash and the assumption of approximately $18,948,000 of non-recourse debt. The non-recourse debt accrues interest at 4.04% per year and matures in March 2007. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease. Our Manager was paid an acquisition fee of approximately $759,000 relating to this transaction, of which we paid approximately $645,000.

Great Dane Trailers

     During September 2003, we acquired fifty Great Dane trailers with Carrier Ultra Refrigeration units on lease with Frozen Foods Industries, Inc. through April 2010. The purchase price was approximately $2,001,000 in cash. Our Manager was paid an acquisition fee of approximately $58,000 relating to this transaction.

Railcars

     During November 2002, we acquired 110 railcars on lease to Trinity Rail Management with the lease expiring in April 2010. The purchase price was approximately $1,243,000 which consisted of approximately $126,000 in cash and the assumption of approximately $1,117,000 of non-recourse debt. The non-recourse debt accrues interest at 9.50% per year and matures in July 2010. The lender has a security interest in the railcars and an assignment of the rental payments under the lease. We paid our Manager approximately $37,000 in acquisition fees relating to this transaction.

     During November 2002, we acquired 324 railcars on lease to Texas Genco LP with the lease expiring in March 2007. The purchase price was approximately $4,424,000, which consisted of approximately $1,100,000 in cash, and the assumption of approximately $3,324,000 of non-recourse debt. The non-recourse debt accrues interest at 9.25% per year and matures in September 2007. The lender has a security interest in the railcars and an assignment of the rental payments under the lease. We paid our Manager approximately $133,000 of acquisition fees relating to this transaction.

Co-generation Facility

     During May 2002, we and Fund Eight B formed a joint venture, ICON/Kenilworth LLC ("Kenilworth"), to acquire a natural gas-fired 25MW co-generation facility on lease to Schering-Plough through July 2004 which was subsequently extended through July 1, 2009. We had a 95% ownership interest in this joint venture. On September 30, 2002, Kenilworth acquired the co-generation facility. Our portion of the purchase price was approximately $14,562,000, consisting of approximately $7,990,000 in cash and the assumption of approximately $6,572,000 of non-recourse debt. The non-recourse debt includes both senior and junior non-recourse debt, accrues interest at 10.61% per year and 9.86% per year, respectively, and both matured on July 1, 2004. The outstanding balance of both the senior and junior non-recourse debt were fully repaid at the end of the base lease term. Our Manager was paid an acquisition fee of approximately $460,000 relating to this transaction, of which we paid approximately $437,000.

     During December 2004, we transferred a 25.87% ownership interest in ICON SPK 2023-A, LLC, a joint venture with Fund Eight B, to Fund Eight B in exchange for their entire 5% ownership interest in the co-generation facility. We entered into this exchange to reduce Fund Eight B's New Jersey State income tax obligations. Our Manager believes it is in their best interest to no longer have any ownership interest in equipment held in New Jersey. After the exchange, we have a 100% ownership interest in the co-generation facility and a 25.13% ownership interest in ICON SPK 2023-A, LLC. The fair value of the co-generation facility was determined using an independent third party appraisal and our Manager determined that fair value for ICON SPK 2023-A, LLC was its net book value based upon our Manager's knowledge of equipment leases held by ICON SPK 2023-A, LLC.

     On April 20, 2006, we sold this leased equipment to a third party for $4,800,000 in cash. We incurred a loss of approximately $2,600,000 on the sale of this equipment.

Shipping

     During September 2002, we acquired three car and truck carrying vessels on bareboat charter to Wilhelmsen Lines Shipowning ASA ("Wilhelmsen"), with an expiration date of December 22, 2008. The purchase price was approximately $74,020,000, consisting of approximately $9,690,000 in cash and the assumption of approximately $64,330,000 of non-recourse debt. The non-recourse debt accrues interest at the London Inter Bank Offered Rate ("LIBOR") plus 1.79% per year. The non-recourse debt matures in September 2008.

     Simultaneously with the acquisition, we entered into three identical interest rate swap contracts, each having a notional amount of $21,443,255, with Fortis Bank. We entered into these agreements in order to swap the variable interest rate on the non-recourse debt with a fixed interest rate. The interest rate swap contracts have a fixed interest rate of 4.85% per year. The lender has a security interest in the vessels and an assignment of the rental payments under the lease. We accrued acquisition fees payable to our Manager of approximately $2,072,000, of which we paid approximately $2,041,000, with the balance recorded as due from Manager and affiliates on the consolidated balance sheet at December 31, 2002.

     Effective March 14, 2006, we extended the terms of the bareboat charter with Wilhelmsen through December 22, 2013 and refinanced the related non-recourse debt. As part of the non-recourse debt refinancing, we incurred approximately $21,753,000 of additional non-recourse debt. The principal amount of refinanced non-recourse debt is $51,000,000 and matures on December 22, 2013. The non-recourse debt has quarterly payments ranging from $450,000 to $800,000 and accrues interest at LIBOR plus 1.50% per year. Simultaneously with the execution of the refinanced non-recourse debt we entered into interest rate swap agreements to fix the interest rate at 7.02% per year. The lender has a security interest in the leased equipment and an assignment of the rental payments under the lease.

Airbus Aircraft

     During July 2002, we acquired a 53% interest in an Airbus A340-300ER aircraft on lease to Cathay through June 2006 for approximately $2,250,000 in cash. During December 2002, we exercised our right to purchase the remaining interest in the aircraft for approximately $2,028,000 in cash and the assumption of approximately $64,791,000 of non-recourse debt. The non-recourse debt accrued interest at 5.70% per year and was due on June 12, 2006 with a balloon payment of approximately $44,250,000. The lender has a security interest in the leased equipment and an assignment of the rental payments under the lease. Our Manager was paid an acquisition fee of approximately $2,078,000 relating to this transaction.

     Effective June 7, 2006, we entered into a lease extension with Cathay through December 1, 2011. Simultaneously with the lease extension, the owner trustee refinanced the non-recourse debt, which had a principal balance of $44,363,166. The refinanced non-recourse debt has monthly payments of approximately $545,000 through May 2010 and monthly payments of approximately $495,000 through December 2011 and accrues interest at LIBOR plus 0.80% per year. The refinanced non-recourse debt matures on December 1, 2011 and has a balloon payment of approximately $11,550,000. The variable interest rate of the refinanced debt may be fixed at our sole discretion on any monthly payment date up to September 1, 2006, or fixed automatically under the debt agreement on September 1, 2006. The lender has a security interest in the leased equipment and an assignment of the rental payments under the lease.

     During February 2002, we and Fund Eight B formed ICON Aircraft 126, LLC ("ICON 126") for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited ("D.A.L."), a Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which was on lease to Cathay through March 2006 and has been extended until July 1, 2011. We and Fund Eight B each have ownership interests of 50%. On March 4, 2002, ICON 126 acquired all of the outstanding stock of D.A.L. Our portion of the purchase price was approximately $37,264,000, consisting of approximately $2,125,000 in cash and non-recourse debt of approximately $35,139,000. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease. Our Manager was paid an acquisition fee totaling approximately
$2,236,000 relating to this transaction, of which we paid approximately $1,118,000.

     Simultaneously with the lease extension, the owner trustee refinanced the non-recourse debt that was associated with the aircraft that was scheduled to mature on March 27, 2006 with a balloon payment of approximately $52,850,000. ICON 126 established a reserve account totaling $582,509, which reduced the balloon payment to $52,267,491. The refinanced non-recourse debt accrues interest at the London Interbank Offered Rate ("LIBOR") plus 1.17% and matures on July 1, 2011 with a balloon payment of approximately $32,000,000. The variable interest rate of the refinanced debt may be fixed at our sole discretion on June 27, 2006, or fixed automatically under the debt agreement on September 27, 2006. We did not exercise our option to fix the variable interest rate on June 27, 2006.

     The owner trustee has a commitment with respect to its Cathay aircraft to pay 50% of the maintenance overhaul costs, which were incurred on or prior to March 27, 2006. The owner trustee has established a maintenance reserve cash account to pay for its portion of these costs, which account has been funded in accordance with the terms of the lease. Any excess cash remaining after the maintenance overhaul is performed will be used to pay down the principal balance of the related non-recourse debt.

Portfolio of Leases

     During December 2001, we and Fund Eight B formed a joint venture, ICON SPK 2023-A, LLC, to acquire a portfolio of 32 equipment leases consisting of material handling, telecommunication and computer equipment with expiration dates at various dates through April 2008. We had a 51% ownership interest in this joint venture. During March 2002, ICON SPK 2023-A LLC completed this transaction. Our portion of the total purchase price for the portfolio of leases was approximately $3,953,000, in cash. We paid our Manager approximately $119,000 of acquisition fees relating to this purchase.

     During December 2004, we transferred a 25.87% ownership interest in ICON SPK 2023-A, LLC to Fund Eight B in exchange for their entire 5% ownership interest in Kenilworth, a 25 MW co-generation facility on lease to Schering-Plough.

Current Business Environment and Outlook

     The United States economy appears to be recovering, and the leasing industry's outlook for the foreseeable future is encouraging. The November 2005 Economic Vital Signs Report by the United States Joint Economic Committee stated that fears stemming from the economic impact of natural disasters appears unfounded, that gross domestic product increased 3.8% during the third quarter 2005. As conditions for capital investment remain favorable and indicate continued growth, we anticipate that capital spending by corporations should continue to increase in 2006. Increased capital spending may increase available leases thereby creating more opportunities in the leasing market. We believe the leasing industry's outlook for the foreseeable future is encouraging.

     Other factors which may negatively affect the leasing industry are the proposed legal and regulatory changes that may affect tax benefits of leasing and the continued misperception by potential lessees, stemming from Enron, WorldCom and others, that leasing should not play a central role as a financing alternative. However, as economic growth continues and interest rates inevitably begin to rise over time, we are optimistic that more lessees will return to the marketplace.

New Accounting Pronouncements

     During December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in Opinion 29, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS 153 to have an impact on our financial position or results of operations.

     On June 1, 2005 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 154 "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable for fiscal years beginning after December 15, 2005. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. We do not expect the adoption of SFAS 154 to have an impact on our financial position or results of operations.

     Our Manager does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.

Critical Accounting Policies

     An appreciation of our critical accounting policies is necessary to understand our financial results. These policies may require our Manager to make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. We applied our critical accounting policies and estimation methods consistently in all periods presented. We consider the following accounting policies to be critical to our business:

o        Lease classification and revenue recognition
o        Asset impairments
o        Depreciation
o        Derivative financial instruments

Lease Classification and Revenue Recognition

     The equipment we expect to lease to third parties will be classified either as a finance lease or an operating lease, which will be determined based upon the terms of each lease. Initial direct costs are capitalized and amortized over the term of the finance lease. For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated.

     For finance leases, we will record, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income ratably over the term of the lease.

     For operating leases, income will be recorded as rental income and will be recognized on the straight line method over the lease term.

     Our Manager has an investment committee that approves each new equipment transaction and lease acquisition. As part of its process it determines the residual value to be used once the acquisition has been approved. The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of the lease and industry in which the potential lessee operates. Residual values are reviewed for impairment in accordance with our policy to review all significant assets in our portfolio.

Asset Impairments

     The significant assets in our asset portfolio will be periodically reviewed, at least annually, by our Manager, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Our Manager will use qualified independent third party appraisers to assist in the review process. An impairment loss will be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. In such circumstances, we will estimate the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. An impairment loss will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

     The events or changes in circumstances which generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than our carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and we do not recover our residual position until the non-recourse note payable is repaid in full.

Depreciation

     We will record depreciation expense on equipment classified as an operating lease. In order to calculate depreciation, we first will determine the depreciable equipment cost, which is the cost less estimated residual value. The estimated residual value is our estimate of the value of the equipment at lease termination. The estimated residual value is reviewed annually, by our Manager, to determine whether an impairment charge may be required. Our Manager will use qualified independent third party appraisers to assist in the review process. Depreciation expense is recorded ratably over the term of the related lease.

Derivative Financial Instruments

     We account for derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which established accounting and reporting standards for derivative instruments. SFAS 133 has been amended by SFAS No. 137, issued in June 1999, by SFAS No. 138, issued in June 2000 and by SFAS No. 149, issued in June 2003.

     SFAS 133, as amended, requires us to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments.

     We designate derivative financial instruments as either a hedge or a derivative instrument. For hedging instruments, at the trade date, these instruments and their hedging relationship are identified, designated and documented. For derivative financial instruments designated as hedge instruments, we evaluate the effectiveness of these hedges, at least quarterly, to ensure that there remains a highly effective correlation in the hedge relationship. Once the hedge relationship is established the effective portion of the hedge is recorded on the consolidated balance sheet as a component of members' equity, accumulated other comprehensive income, while the ineffective portion, if any, is recognized as an expense in our consolidated statements of operations.

     For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized into our earnings in the period in which the changes occur or when such instruments are settled.

Results of Operations for the Years Ended December 31, 2004 ("2004") and 2003 ("2003")

     We are currently in our  reinvestment  period and  anticipate  entering our liquidation period during April 2008, unless our Manager extends the reinvestment period, which it may do, at its discretion, for up to an additional three years. While in the reinvestment period, we will continue to look for equipment leases to purchase, either with cash or with a combination of cash and financing. As such, we expect our revenue will fluctuate due to our selling some equipment leases while purchasing other equipment leases. We also expect to have gains and losses from the sales of equipment during this time period. As for our expenses, we anticipate interest expense to decrease as our outstanding debt decreases. If we enter into an equipment lease where we finance a portion of the purchase price then interest expense will increase.

     Once we enter our liquidation period, we will sell our assets in the ordinary course of business. As we begin to sell our assets both rental income and finance income will decrease over time as will expenses related to our assets such as depreciation expense. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and the debt is repaid to the lender. As leased equipment is sold we will experience both gains and losses on these sales.

     Revenue for 2004 and 2003 are summarized as follows:



                                                               Years Ended December 31,
                                                     ----------------------------------------------
                                                                         2003
                                                         2004          (Restated)        Change
                                                     ------------      -----------     ------------
 Total revenue                                       $ 33,240,316      $34,982,056     $ (1,741,740)
                                                     ============      ===========     ============

 Rental income                                       $ 31,111,650      $33,814,372     $ (2,702,722)
 Finance income                                      $  1,656,960      $   746,514     $    910,446
 Income from investments in joint ventures           $    425,066      $   197,986     $    227,080
 Net loss on sales of equipment                      $    (65,074)     $    (2,753)    $    (62,321)
 Interest and other income                           $    111,714      $   225,937     $   (114,223)


     Revenues for 2004 decreased by $1,741,740, or 5.0%, as compared to 2003. The decrease in revenue is due primarily to a decrease in rental income that resulted from the renegotiated lease terms from the Kenilworth lease. The increase in finance income was due to our investment in three direct finance leases in 2004. The increase in income from investment in joint ventures was due primarily to newly acquired joint venture interests by us in 2004. The decrease in interest income was due to the decrease in available cash held in interest bearing accounts by us during 2004 as compared to 2003. This cash was used primarily to invest in leased equipment and make member distributions in 2004.

     Expenses for 2004 and 2003 are summarized as follows:


                                                                Years Ended December 31,
                                                     ----------------------------------------------
                                                                           2003
                                                        2004            (Restated)        Change
                                                     ------------      -----------     -------------
 Total expenses                                      $ 33,258,084      $35,775,893     $ (2,517,809)
                                                     ============      =============   ============

 Depreciation and amortization                       $ 22,968,907      $24,843,250     $ (1,874,343)
 Interest                                            $  6,170,420      $ 7,716,000     $ (1,545,580)
 Management fees - Manager                           $  2,109,282      $ 1,897,722     $    211,560
 Administrative expense reimbursements - Manager     $  1,139,479      $   834,089     $    305,390
 General and administrative                          $    528,722      $   346,080     $    182,642
 Impairment loss                                     $    236,003      $        -      $    236,003
 Minority interest                                   $    105,271      $   138,752     $    (33,481)


     Expenses for 2004 decreased by $2,517,809, or 7.0%, as compared to 2003. The overall decrease in expenses is due primarily to the renegotiated lease terms on the Kenilworth lease, which resulted in decreased depreciation expense on the co-generation plant held in Kenilworth. The decrease in interest expense was due to the renegotiated lease terms on the Kenilworth lease, which resulted in a repayment of the note payable in July 2004 and the increase in the value of our interest rate swaps which resulted to a decrease to interest expense of approximately $743,000. The increase in both management fees and administrative expense reimbursements were due to the addition of new equipment leases throughout 2004 which required more of our Manager's resources. The increase in impairment loss was due to the Manager's determination that a direct finance lease's estimated unguaranteed residual value was lower than originally estimated.

Net Loss

     As a result of the foregoing factors, the net loss for 2004 was $17,768, as compared to the net loss for 2003 of $793,837. The net loss per weighted average number of additional members' shares outstanding for 2004 was $0.18, as compared to the net loss per weighted average number of additional members' shares outstanding for 2003 of $8.65.

Results of Operations for the Years Ended December 31, 2003 ("2003") and 2002 ("2002")

         Revenue for 2003 and 2002 are summarized as follows:


                                                                Years Ended December 31,
                                                     -----------------------------------------------
                                                          2003            2002
                                                       (Restated)      (Restated)          Change
                                                     ------------      -----------     ------------
 Total revenue                                       $ 34,982,056      $11,453,549     $ 23,528,507
                                                     =============     ===========     ============

 Rental income                                       $ 33,814,372      $11,282,534     $ 22,531,838
 Finance income                                      $    746,514      $        -      $    746,514
 Income from investments in joint ventures           $    197,986      $   124,228     $     73,758
 Net loss on sales of equipment                      $     (2,753)     $        -      $     (2,753)
 Interest and other income                           $    225,937      $    46,787     $    179,150



     Revenues for 2003 increased by $23,528,507, or 205.4%, as compared to 2002. The increase in revenue resulted primarily from the additional investments in leased equipment, both operating leases and direct finance leases, during 2003, as well as increased investments in joint ventures with other related entities.

         Expense for 2003 and 2002 are summarized as follows:

                                                               Years Ended December 31,
                                                     ----------------------------------------------
                                                          2003            2002
                                                       (Restated)     (Restated)          Change
                                                     ------------      -----------     ------------
 Total expenses                                      $ 35,775,893      $13,429,617     $ 22,346,276
                                                     ============      ===========     ============

 Depreciation and amortization                       $ 24,843,250      $ 7,929,712     $ 16,913,538
 Interest                                            $  7,716,000      $ 3,947,842     $  3,768,158
 Management fees - Manager                           $  1,897,722      $   604,003     $  1,293,719
 Administrative expense reimbursements - Manager     $    834,089      $   241,597     $    592,492
 General and administrative                          $    346,080      $   452,638     $   (106,558)
 Minority interest                                   $    138,752      $   253,825     $   (115,073)



     Expenses for 2003 increased by $22,346,276, or 166.4%, as compared to 2002. The increase in expenses is primarily due an increase in depreciation expense during 2003. This increase is directly related to our acquisition of operating leases during 2003. Similarly, interest expenses increased because some of the leased equipment we acquired was financed with debt during 2003. The increase in management fees and administrative expense reimbursements is consistent with the increase in equipment leasing activity we had during 2003.

Net Loss

     As a result of the foregoing factors, the net loss for 2003 was $793,837, as compared to the net loss for 2002 of $1,976,068. The net loss per weighted average number of additional members' shares outstanding for 2003 was $8.65, as compared to the net loss per weighted average number of additional members' shares outstanding for 2002 of $67.41.

Liquidity and Capital Resources

Sources and Uses of Cash

     At December 31, 2004, 2003 and 2002, we had cash and cash equivalents of $3,449,768, $14,651,555 and $9,456,992, respectively. Historically, our main source of cash is from financing activities. Our main use of cash is for investing activities and financing activities.

     Our main sources of cash during 2004 were from operating activities and investing activities. Our main source of cash from operating activities was the collection of non-financed receivables from direct finance leases of approximately $4,393,000 which provided us with approximately $3,211,000 of cash from operating activities. Our sources of cash from investing activities consisted of distributions received from joint ventures of approximately $581,000 and proceeds from the sales of equipment of approximately $296,000.

     Our main sources of cash during 2003 were from financing activities, operating activities and investing activities. During 2003, our main source of cash was from financing activities of approximately $36,955,000 relating to the issuance of additional member shares, net of offering expenses of approximately $4,781,000. Our source of cash from operating activities consisted of the collection of non-financed receivables from direct finance leases of approximately $2,393,000 which provided us with approximately $1,778,000 of cash from operating activities. Our source of cash from investing activities consisted of approximately $554,000 from the proceeds from the sales of equipment.

     Our main sources of cash during 2002 were from financing activities, investing activities and operating activities. During 2002, our main source of cash was from financing activities of approximately $48,066,000, relating to the issuance of additional member shares, net of offering expenses of approximately $7,030,000. Our sources of cash from investing activities consisted of approximately $4,922,000 from several affiliated entities, which represented the affiliates' investment our majority owned joint ventures and approximately $1,650,000 from previously made escrow deposits. Our sources of cash from operating activities consisted of increases in deferred rental income of approximately $840,000 and accrued expenses and other liabilities of approximately $451,000, which provided us with approximately $1,463,000 of cash from operating activities.

     Our primary cash outflows during 2004 were from investing activities and financing activities. Our uses of cash during 2004 relating to financing activities were cash distributions to our members of approximately $8,849,000 and the redemption of additional member shares of approximately $521,000. Our uses of cash during 2004 relating to investing activities were investments in various leases and joint ventures of approximately $4,345,000, loans and advances to affiliates of approximately $650,000 and distributions to minority interest owners of our consolidated joint ventures of approximately $925,000.

     Our primary cash outflows during 2003 were from investing activities and financing activities. Our uses of cash during 2004 relating to financing activities were cash distributions to our members of approximately $8,036,000 and the redemption of additional member shares of approximately $622,000. Our uses of cash during 2003 relating to investing activities were investments in various leases, joint ventures and unguaranteed residual value investments of approximately $24,185,000 and distributions to minority interest owners of our consolidated joint ventures of approximately $1,251,000.

     Our primary cash outflows during 2002 were from investing activities and financing activities. Our uses of cash during 2002 relating to financing activities was cash distributions to our members of approximately $2,204,000 and legal fees relating to various non-recourse notes payable entered of approximately $1,131,000. Our uses of cash during 2002 relating to investing activities were investments in various leases and joint ventures of approximately $42,862,000 and distributions to minority interest owners of our consolidated joint ventures of approximately $1,252,000.

     At December 31, 2004, 2003 and 2002, we had no borrowings from our line of credit. We have amounts available to borrow, if necessary, under our line of credit agreement.

Financings and Borrowings

     We have non-recourse debt obligations which are being paid directly to the lenders by the lessees and accrue interest at rates ranging from 4.04% per year to 9.50% per year. The outstanding balances of our non-recourse debt at December 31, 2004, 2003 and 2002 were $117,261,455, $134,463,196 and $156,955,116, respectively.

Comerica Line of Credit Agreement

     Through August 31, 2005, we along with certain of our affiliates, specifically L.P. Seven, ICON Income Fund Eight A L.P. and Fund Eight B (collectively, the "Initial Funds"), entered into a $17,500,000 line of credit agreement (the "LOC Agreement") with Comerica Bank. Effective August 5, 2004, the LOC Agreement was amended to add Fund Ten as a borrower. The Initial Funds and Fund Ten are collectively referred to as the Borrowers. The LOC Agreement accrued interest, on all outstanding balances, at an interest rate equal to the Comerica Bank base interest rate plus 1% (6.25% at December 31, 2004). Under the terms of the LOC Agreement, the Borrowers may borrow money from Comerica Bank with all borrowings to be jointly and severally collateralized by (i) cash and
(ii) the present values of certain rents receivable and equipment owned by the Borrowers. On December 6, 2004, the LOC Agreement with Comerica Bank was extended to December 30, 2005.

     The Initial Funds also entered into a Contribution Agreement (the "Contribution Agreement") dated as of May 30, 2002, which was amended and restated effective as of August 5, 2004 in order to facilitate Fund Ten's addition to the LOC Agreement. Pursuant to the terms of the Contribution Agreement, the Borrowers agreed to restrictions on the amount and the terms of their respective borrowings under the LOC Agreement in order to minimize the unlikely risk that a Borrower would not be able to repay its allocable portion of the outstanding revolving loan obligation at any time, including restrictions on any Borrower borrowing in excess of the lesser of (A) an amount each Borrower could reasonably expect to repay in one year out of its projected free cash flow, or (B) the greater of (i) the Borrowing Base (as defined in the LOC Agreement) as applied to such Borrower, and (ii) 50% of the net worth of such Borrower.

     The Contribution Agreement provides that, in the event a Borrower pays an amount under the agreement in excess of its allocable share of the obligation under the agreement whether by reason of an Event of Default or otherwise, the other Borrowers will promptly make a contribution payment to such Borrower in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the agreement. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Borrower.

     During 2004 and 2005, we paid Comerica Bank a portion of the outstanding obligations of L.P. Seven. As required under the terms of the Contribution Agreement, L.P. Seven was required to promptly repay us for amounts paid on L.P. Seven's behalf. L.P. Seven did not have sufficient liquidity to repay us, accordingly, L.P. Seven assigned its rights to the profits, losses and cash flows from its investments in a limited partnership interests and its ownership interest in a direct finance lease as full repayment of amounts due to us (See
Note 15 to the consolidated financial statements in Item 8).

     At December 31, 2004, we had no outstanding balance due under the LOC Agreement. The aggregate borrowing by all Borrowers under the LOC Agreement was $10,272,992 at December 31, 2004.

     Effective March 8, 2005, the Borrowers and Comerica Bank entered into a Seventh Amendment to the Loan and Security Agreement. This Agreement releases L.P. Seven from all of its obligations under the Loan and Security Agreement dated as of May 30, 2002. As such, L.P. Seven is no longer a party to the $17,500,000 line of credit.

California Bank & Trust Revolving Loan Facility

     On August 31, 2005, we, together with certain of our affiliates (entities sponsored and organized by our Manager), Fund Eight B, Fund Ten and ICON Leasing Fund Eleven, LLC (collectively, the "New Borrowers") entered into a Commercial Loan Agreement (the "Agreement"), with California Bank & Trust (the "Lender"). The Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by all assets of the New Borrowers not subject to a first priority lien, as defined in the Agreement. Each of the New Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain lease agreements in which the New Borrowers have a beneficial interest. The interest rate on any advances made under the Facility is the Lender's prime rate plus 0.25% per year. In accordance with the Agreement, the New Borrowers may elect to have up to five separate advances under the Facility each made at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market, plus 2.75% per year. The Facility expires on August 31, 2007 unless renewed by the New Borrowers for an additional one year term, in the sole discretion of the Lender.

     In accordance with the terms and conditions of the Agreement, the New Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Agreement prohibits the New Borrowers from declaring or paying any distribution to investors if such a payment would cause the New Borrowers to become non-compliant with the financial covenants in the Agreement.

     In addition, on August 31, 2005, the Borrowers entered into a New Contribution Agreement (the "New Contribution Agreement"), pursuant to which the New Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a New Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each New Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the Agreement, as applied to such New Borrower and (ii) 50% of the net worth of such New Borrower. The New Contribution Agreement also provides that, in the event a New Borrower pays an amount under the New Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other New Borrowers will immediately make a contribution payment to such New Borrower and in such amount that the aggregate amount paid by each New Borrower reflects its allocable share of the aggregate obligations under the Facility. The New Borrowers' obligations to each other under the New Contribution Agreement are collateralized by a subordinate lien on the assets of each New Borrower.

     Under the terms of the Agreement, the New Borrowers are required to maintain a cash reserve with the Lender representing 20% of all outstanding advances plus all pending advances. Fund Eleven has established an interest bearing cash account with the Lender which satisfies the Lender's cash reserve requirement.

     On  September  7,  2005,   certain  of  the  New  Borrowers  were  advanced
approximately $10,200,000 under the Facility, which amount was used to completely repay all of the outstanding indebtedness owed by certain of the New Borrowers and their affiliates under the LOC Agreement.

     Our Manager believes that with the cash we have currently available and with the cash being generated from our leases, we have sufficient cash to continue our operations into the foreseeable future. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessee's business that are beyond our control. See "Item 1A. Risk Factors."

         Distributions

     We pay monthly distributions to our members beginning with the first month after the members' admission through the termination of the reinvestment period, which we anticipate will be April 29, 2008. We paid distributions to additional members for the years ended December 31, 2004, 2003 and 2002 of $8,758,942, $7,955,313 and $2,181,537, respectively. We paid distributions to our Manager for the years ended December 31, 2004, 2003 and 2002 of $89,744, $80,356 and $22,036, respectively.

Contractual Obligations and Commitments

     At December 31, 2004, we are parties to both recourse and non-recourse debt obligations. The lenders have security interests in the equipment relating to each non-recourse debt instrument and an assignment of the rental payments under the leases associated with the equipment. If the lessee were to default on the non-recourse debt the equipment would be returned to the lender in extinguishment of the non-recourse debt. We are a party to a revolving line of credit as discussed in the financing and borrowings section above. We have no borrowings under this Facility at December 31, 2004.

     Principal maturities of our non-recourse debt consist of the following at December 31, 2004:


                                              Less Than 1         1 - 3            3 - 5         More Than 5
                               Total             Year             Years            Years            Years
                          -------------        -----------      ------------      -----------       ---------

 Non-recourse debt        $  117,261,455       $ 24,549,770     $ 82,971,077       $9,353,917       $ 386,691
                          ==============       ============     ============       ==========       =========


     We have a commitment in regards to our 100% owned Cathay aircraft to pay 50% of the maintenance overhaul costs, which were incurred on or prior to March 14, 2006. The total estimated costs for this overhaul are approximately $1,750,000. At December 31, 2004, we have a maintenance reserve cash account of approximately $840,000 to pay for these costs when incurred. This account is funded monthly with approximately $31,000 in accordance with the terms of the lease. Any excess cash remaining after the maintenance over haul is performed will be used to pay down the principal balance of the related non-recourse debt.

Off-Balance Sheet Transactions

         None.

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

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

     We, like most other companies, are exposed to certain market risks, which include changes in interest rates and the demand for equipment (and the related residuals) owned by us. We believe that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations.

     In general, we manage our exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. We may finance leases with a floating interest rate and we are therefore exposed to interest rate risk until fixed rate financing is arranged.

     To hedge our variable interest rate risk, we may enter into interest rate swap contracts that will effectively convert the underlying floating interest rates to a fixed interest rate. In general, these swap agreements will reduce our interest rate risk associated with variable interest rate borrowings. However, we will be exposed to and manage credit risk associated with the counterparty to the swap agreement by dealing only with institutions our Manager considers financially sound.

     Effective March 14, 2006, we refinanced the non-recourse debt obligations of the three car and truck carrying vessels. The non-recourse debt accrues interest at LIBOR plus 1.50% per year. Simultaneously with the refinancing, we entered into three identical interest rate swap contracts, each having a notional amount of $17,000,000, with Fortis Bank. We entered into these agreements in order to effectively fix the variable interest rate on the non-recourse debt. The interest rate swap contracts have a fixed interest rate of 7.02% per year.

     We manage our exposure to equipment and residual risk by monitoring the markets our leased equipment is in and maximizing remarketing proceeds through re-lease or sale of equipment.

Item 8.   Consolidated Financial Statements

 Index to Consolidated Financial Statements                                Page

 Report of Independent Registered Public Accounting Firm                    28

 Consolidated Balance Sheets at December 31, 2004, 2003 (Restated)
   and 2002 (Restated)                                                      29

 Consolidated Statements of Operations for the Years Ended December 31,
   2004, 2003 (Restated) and 2002 (Restated)                                31

 Consolidated Statement of Changes in Members' Equity for the Years Ended
   December 31, 2002 (Restated), 2003 (Restated) and 2004                   32

 Consolidated Statements of Cash Flows for the Years Ended December 31,
   2004, 2003 (Restated) and 2002 (Restated)                                33

 Notes to Consolidated Financial Statements                                 35

The Members
ICON Income Fund Nine, LLC


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of ICON Income Fund Nine, LLC (a Delaware limited liability company) and subsidiaries as of December 31, 2004, 2003 and 2002 and the related consolidated statements of operations, changes in members' equity, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Income Fund Nine, LLC and subsidiaries as of December 31, 2004, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As  discussed  in  Note  1  to  the  consolidated   financial  statements,   the
consolidated balance sheets as of December 31, 2003 and 2002 and the consolidated statements of operations, changes in members' equity and cash flows for the years ended then ended, have been restated.


July 7, 2006
New York, New York

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                           Consolidated Balance Sheets
                                  December 31,

                                     ASSETS

                                                                           2003            2002
                                                          2004          (Restated)       (Restated)
                                                     ------------      ------------     ------------

 Cash and cash equivalents                           $  3,449,768      $ 14,651,555     $  9,456,992
                                                     ------------      ------------     ------------

 Investments in finance leases:
      Minimum rents receivable                         19,125,597        16,958,283               -
      Estimated unguaranteed residual values            1,753,811         1,693,570               -
      Initial direct costs, net                           250,475           410,719               -
      Unearned income                                  (2,575,125)       (3,462,258)              -
                                                     ------------      ------------     ------------

         Net investments in finance leases             18,554,758        15,600,314               -
                                                     ------------      ------------     ------------

 Investments in operating leases:
      Equipment, at cost                              198,825,080       202,572,886      202,382,030
      Accumulated depreciation                        (49,595,834)      (31,127,156)      (7,852,541)
                                                     ------------      ------------     ------------

         Net investments in operating leases          149,229,246       171,445,730      194,529,489
                                                     ------------      ------------     ------------

 Investments in joint ventures                          5,770,341         3,954,634        3,367,129
 Investments in unguaranteed residual values            4,440,907         4,454,003                -
 Due from Manager and affiliates                          250,698           493,307          105,307
 Interest rate swap contracts                             268,496                 -                -
 Other assets, net                                      2,136,241         2,117,755        2,024,926
                                                     ------------      ------------     ------------

         Total assets                                $184,100,455      $212,717,298     $209,483,843
                                                     ============      ============     ============

See accompanying notes to consolidated financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                           Consolidated Balance Sheets
                                  December 31,

                         LIABILITIES AND MEMBERS' EQUITY


                                                                           2003            2002
                                                          2004          (Restated)       (Restated)
                                                     ------------      ------------    ------------

 Notes payable - non-recourse                        $117,261,455      $ 134,463,196    $156,955,116
 Accrued expenses and other liabilities                   454,363            538,819         639,134
 Deferred rental income                                   671,928            585,928         839,601
 Due to Manager and affiliates                            677,187                 -               -
 Interest rate swap contracts                                   -            474,548         787,809
 Minority interest                                        579,719          2,811,859       3,923,665
                                                     ------------      -------------    ------------

      Total liabilities                               119,644,652        138,874,350     163,145,325
                                                     ------------      -------------    ------------

 Commitments and contingencies

 Members' equity:
  Manager (one share outstanding, $1,000 per share
     original issue price)                               (219,016)         (129,094)         (40,800)
  Additional Members (98,348, 98,991 and 57,930 shares
     outstanding,
      $1,000 per share original issue price)           64,674,819        73,972,042       46,379,318
                                                     ------------      ------------     ------------

   Total members' equity                               64,455,803        73,842,948       46,338,518
                                                     ------------      ------------     ------------

   Total liabilities and members' equity             $184,100,455      $212,717,298     $209,483,843
                                                     ============      ============     ============


See accompanying notes to consolidated financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                      Consolidated Statements of Operations
                            Years Ended December 31,


                                                                          2003             2002
                                                         2004          (Restated)       (Restated)
                                                    ------------      -----------     ------------
 Revenue:
      Rental income                                  $ 31,111,650      $33,814,372     $ 11,282,534
      Finance income                                    1,656,960          746,514                -
      Income from investments in joint ventures           425,066          197,986          124,228
      Net loss on sales of equipment                      (65,074)          (2,753)               -
      Interest and other income                           111,714          225,937           46,787
                                                     ------------      -----------     ------------

         Total revenue                                 33,240,316       34,982,056       11,453,549
                                                     ------------      -----------     ------------

 Expenses:
      Depreciation and amortization                    22,968,907       24,843,250        7,929,712
      Interest                                          6,170,420        7,716,000        3,947,842
      Management fees - Manager                         2,109,282        1,897,722          604,003
      Administrative expense reimbursements - Manager   1,139,479          834,089          241,597
      General and administrative                          528,722          346,080          452,638
      Impairment loss                                     236,003                -                -
      Minority interest                                   105,271          138,752          253,825
                                                     ------------      -----------     ------------

         Total expenses                                33,258,084       35,775,893       13,429,617
                                                     ------------      -----------     ------------

 Net loss                                            $    (17,768)     $  (793,837)    $ (1,976,068)
                                                     ============      ===========     ============

 Net loss allocable to:
      Additional members                             $    (17,590)     $  (785,899)    $ (1,956,307)
      Manager                                                (178)          (7,938)         (19,761)
                                                     ------------      -----------     ------------

                                                     $    (17,768)     $  (793,837)    $ (1,976,068)
                                                     ============      ===========     ============

 Weighted average number of additional members'
      shares outstanding                                   98,695           90,813           29,023
                                                     ============      ===========     ============

 Net loss per weighted average additional
      members' share outstanding                     $      (0.18)     $     (8.65)    $     (67.41)
                                                     ============      ===========     ============


See accompanying notes to consolidated financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
              Consolidated Statement of Changes in Members' Equity
                  Years Ended December 31, 2002, 2003 and 2004


                                                                                                               Total
                                                    Additional          Additional                            Members'
                                                   Member Shares         Members          Manager              Equity
                                                   -------------       -----------     ------------       --------------

 Balance, January 1, 2002                                   2,834      $ 2,451,110     $        997       $   2,452,107

 Proceeds from issuance of additional
       members' shares                                     55,096       55,095,580               -           55,095,580
 Sales and offering expenses                                  -         (7,029,528)              -           (7,029,528)
 Cash distributions to members                                -         (2,181,537)         (22,036)         (2,203,573)
 Net loss                                                     -         (1,956,307)         (19,761)         (1,976,068)
                                                    -------------      -----------     ------------       -------------


 Balance, December 31, 2002 (Restated)                     57,930       46,379,318          (40,800)         46,338,518


 Proceeds from issuance of additional
      members' shares                                      41,736       41,736,480               -           41,736,480
 Sales and offering expenses                                  -         (4,781,018)              -           (4,781,018)
 Cash distributions to members                                -         (7,955,313)         (80,356)         (8,035,669)

 Additional members' shares redeemed                         (675)        (621,526)              -             (621,526)
 Net loss                                                     -           (785,899)          (7,938)           (793,837)
                                                     ------------      -----------     ------------       -------------


 Balance, December 31, 2003 (Restated)                     98,991       73,972,042         (129,094)         73,842,948

 Cash distributions to members                                 -        (8,758,942)         (89,744)         (8,848,686)
 Additional members' shares redeemed                         (643)        (520,691)              -             (520,691)
 Net loss                                                      -           (17,590)           (178)             (17,768)
                                                     -------------     -----------     ------------       -------------

 Balance, December 31, 2004                                98,348      $64,674,819     $   (219,016)      $  64,455,803
                                                     ============      ============    ============       =============


See accompanying notes to consolidated financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                      Consolidated Statements of Cash Flows
                            Years Ended December 31,


                                                                                                  2003            2002
 Increase (decrease) in cash and cash equivalents                                2004          (Restated)       (Restated)
                                                                             -------------     ------------     -----------
 Cash flows from operating activities:
      Net loss                                                               $     (17,768)    $   (793,837)    $(1,976,068)
      Adjustments to reconcile net loss to net cash provided by
         operating activities:
            Rental income paid directly to lenders by lessees                  (29,914,946)     (30,407,300)     (9,772,961)
            Finance income                                                      (1,656,960)        (746,514)              -
            Income from investments in joint ventures                             (425,066)        (197,986)       (124,228)
            Net loss on sales of equipment                                          65,074            2,753               -
            Depreciation and amortization                                       22,968,907       24,843,250       7,929,712
            Interest expense on non-recourse financing paid directly
               to lenders by lessees                                             6,826,076        7,915,380       3,947,842
            Change in fair value of interest rate swap contracts                  (743,044)        (313,261)        787,809
            Impairment loss                                                        236,003                -               -
            Minority interest                                                      105,271          138,752         253,825
         Changes in operating assets and liabilities:
            Collection of principal - non-financed receivables                   4,392,885        2,392,613               -
            Due to/from Manager and affiliates                                     919,796         (388,000)       (105,307)
            Other assets, net                                                      160,981          231,467        (768,327)
            Accrued expenses and other liabilities                                 193,988           (9,778)        451,226
            Deferred rental income                                                  99,432         (889,791)        839,601
                                                                             -------------     ------------     -----------


 Net cash provided by operating activities                                       3,210,629        1,777,748       1,463,124
                                                                             -------------     ------------     -----------

 Cash flows from investing activities:
      Investments in operating leases and direct finance leases                 (2,823,323)     (19,341,779)    (39,619,320)
      Investments in joint ventures                                             (1,521,571)        (389,519)     (3,242,901)
      Cash received from escrow                                                          -                -       1,650,000
      Investment in unguaranteed residual values                                         -       (4,454,003)              -
      Proceeds from sales of equipment                                             296,009          554,407               -
      Loans and advances to affiliate                                             (650,000)               -               -
      Minority interest contribution, net                                               -                 -       4,922,283
      Distributions to minority interest in joint venture                         (925,108)      (1,250,558)     (1,252,443)
      Distributions received from joint ventures                                   580,954                -               -
                                                                             -------------     ------------     -----------

 Net cash used in investing activities                                          (5,043,039)     (24,881,452)    (37,542,381)
                                                                             -------------     ------------     -----------

 Cash flows from financing activities:
      Cash distributions to members                                             (8,848,686)      (8,035,669)     (2,203,573)
      Issuance of additional membership shares net of offering expenses                  -       36,955,462      48,066,052
      Cash paid for legal fees relating to notes payable - non-recourse                  -                -      (1,130,870)
      Redemption of additional members' shares                                    (520,691)        (621,526)              -
                                                                             -------------     ------------     -----------

 Net cash (used in) provided by  financing activities                           (9,369,377)      28,298,267      44,731,609
                                                                             -------------     ------------     -----------


 Net (decrease)  increase in cash and cash equivalents                         (11,201,787)       5,194,563       8,652,352

 Cash and cash equivalents, beginning of the year                               14,651,555        9,456,992         804,640
                                                                             -------------     ------------     -----------

 Cash and cash equivalents, end of the year                                     $3,449,768     $ 14,651,555      $9,456,992
                                                                             =============     ============     ===========


See accompanying notes to consolidated financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                      Consolidated Statements of Cash Flows
                            Years Ended December 31,


                                                                                                 2003              2002
                                                                                 2004          (Restated)        (Restated)
                                                                           ------------       -------------     -------------
 Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                             $     87,388       $      91,559      $          -
                                                                           ============       =============      ============



 Supplemental disclosure of non-cash investing and financing activities:
      Non-cash portion of equipment purchased with non-recourse debt       $  7,979,500       $          -       $ 162,780,235
                                                                           ============       =============      =============

      Principal and interest paid directly to lenders by lessees           $ 32,007,317       $  30,407,300      $   9,772,961
                                                                           ============       =============      =============


      Asset acquired from affiliate in exchange for amounts owed           $    650,000       $          -       $          -
                                                                           ============       =============      =============


See accompanying notes to consolidated financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

(1) Restatement of Consolidated Financial Statements

     During the preparation of ICON Income Fund Nine, LLC's (the "LLC") consolidated financial statements for the year ended December 31, 2004, it was determined that the LLC did not account for three interest rate swap transactions entered into during 2002. Additionally, during the review process it was determined that the accounting treatment of certain lease transactions, consisting primarily of incorrect lease termination dates and the capitalization of certain expenses related to these transactions was incorrect. Corrections made by the LLC to properly record these transactions are summarized as follows:
(i) to record the proper accounting treatment for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which established new accounting and reporting standards for derivative financial instruments which has been amended by SFAS No. 137, issued in June 1999, by SFAS No. 138, issued in June 2000 and by SFAS No 149, issued in June 2003, (ii) to properly record depreciation and amortization, deferred rental income and rental income, (iii) to properly capitalize costs incurred to acquire equipment leases and (iv) to properly record interest and other expense accruals. Corrections of the errors were made to properly account for the recording of these transactions. The accompanying consolidated financial statements reflect the proper accounting treatment for these transactions.

     The following tables show the impact of the restatement on the relevant captions from the LLC's consolidated financial statements at December 31, 2003 and 2002 and for the years then ended. These tables contain only the corrected balances and do not represent the complete consolidated balance sheets at December 31, 2003 and 2002 nor consolidated statements of operations for the years then ended.

         Changes to the consolidated balance sheet at December 31, 2002:


                                                 Previously
                                                  Reported       Adjustments      Restated
                                               --------------  ---------------- -------------

 Investments in operating leases               $ 203,025,329   $      (643,299) $ 202,382,030
                                               =============   ===============  =============
 Accumulated depreciation                      $  (7,651,465)  $      (201,076) $  (7,852,541)
                                               =============   ===============  =============
 Due from Manager and affiliates               $      36,994   $        68,313  $     105,307
                                               =============   ===============  =============
 Other assets, net                             $   1,411,417   $       613,509  $   2,024,926
                                               =============   ===============  =============

 Total assets                                  $ 209,646,396   $      (162,553) $ 209,483,843
                                               =============   ===============  =============

 Accrued expenses and other liabilities        $     236,549   $       402,585  $     639,134
                                               =============   ===============  =============
 Deferred rental income                        $     759,569   $        80,032  $     839,601
                                               =============   ===============  =============
 Due to Manager and affiliates                 $      32,687   $       (32,687) $          -
                                               =============   ===============  =============
 Interest rate swap contacts                   $          -    $       787,809  $     787,809
                                               =============   ===============  =============
 Total liabilities                             $ 161,907,586   $     1,237,739  $ 163,145,325
                                               =============   ===============  =============

 Members' equity:
      Manager                                  $     (26,797)  $       (14,003) $     (40,800)
                                               =============   ===============  =============
      Additional Members                       $  47,765,607   $    (1,386,289) $  46,379,318
                                               =============   ===============  =============
 Total members' equity                         $  47,738,810   $    (1,400,292) $  46,338,518
                                               =============   ===============  =============
 Total liabilities and members' equity         $ 209,646,396   $      (162,553) $ 209,483,843
                                               =============   ===============  =============

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

(1)    Restatement of Consolidated Financial Statements - continued

         Changes to the consolidated statement of operations for the year ended December 31, 2002:

                                                Previously
                                                 Reported         Adjustments      Restated
                                               -------------   ---------------   -------------

 Rental income                                 $  11,362,566   $       (80,032)  $  11,282,534
                                               =============   ===============   =============
 Total revenue                                 $  11,533,581   $       (80,032)  $  11,453,549
                                               =============   ===============   =============

 Depreciation and amortization                 $   7,651,465   $       278,247   $   7,929,712
                                               =============   ===============   =============


 Interest                                      $   2,855,092   $     1,092,750   $   3,947,842
                                               =============   ===============   =============

 General and administrative                    $     503,375   $       (50,737)  $     452,638
                                               =============   ===============   =============
 Total expenses                                $  12,109,357   $     1,320,260   $  13,429,617
                                               =============   ===============   =============
 Net loss                                      $    (575,776)  $    (1,400,292)  $  (1,976,068)
                                               =============   ===============   =============

 Net loss allocable to:
      Additional Members                       $    (570,018)  $    (1,386,289)  $  (1,956,307)
                                               =============   ===============   =============

      Manager                                  $      (5,758)  $       (14,003)  $     (19,761)
                                               =============   ===============   =============

 Net loss per weighted average additional
      members' share outstanding               $      (19.64)  $        (47.77)  $      (67.41)
                                               =============   ===============   =============

         Changes to the consolidated balance sheet at December 31, 2003:

                                                  Previously
                                                   Reported       Adjustments      Restated
                                               -------------   ---------------   -------------

 Investments in operating leases               $ 203,216,185   $      (643,299)  $ 202,572,886
                                               =============   ===============   =============

 Accumulated depreciation                      $ (31,186,896)  $        59,740   $ (31,127,156)
                                               =============   ===============   =============
 Due from Manager and affiliates               $     393,307   $       100,000   $     493,307
                                               =============   ===============   =============

 Other assets, net                             $   1,822,075   $       295,680   $   2,117,755
                                               =============   ===============   =============

 Total assets                                  $ 212,905,177   $      (187,879)  $ 212,717,298
                                               =============   ===============   =============


 Accrued expenses and other liabilities        $     476,253   $        62,566   $     538,819
                                               =============   ===============   =============
 Deferred rental income                        $           -   $       585,928   $     585,928
                                               =============   ===============   =============
 Interest rate swap contacts                   $           -   $       474,548   $     474,548
                                               =============   ===============   =============
 Total liabilities                             $ 137,751,308   $     1,123,042   $ 138,874,350
                                               ==============  ===============   =============

 Members' equity:
      Manager                                  $    (115,985)  $       (13,109)  $    (129,094)
                                               =============   ===============   =============
      Additional Members                       $  75,269,854   $    (1,297,812)  $  73,972,042
                                               =============   ===============   =============
 Total members' equity                         $  75,153,869   $    (1,310,921)  $  73,842,948
                                               =============   ===============   =============
 Total liabilities and members' equity         $ 212,905,177   $      (187,879)  $ 212,717,298
                                               =============   ===============   =============

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

(1)    Restatement of Consolidated Financial Statements - continued

         Changes to the consolidated statement of operations for the year ended December 31, 2003:

                                                Previously
                                                 Reported        Adjustments       Restated
                                               -------------   ---------------   ------------

 Rental income                                 $  34,320,268   $      (505,896)  $ 33,814,372
                                               =============   ===============   ============
 Total revenue                                 $  35,487,952   $      (505,896)  $ 34,982,056
                                               =============   ===============   ============

 Depreciation and amortization                 $  24,835,383   $         7,867   $ 24,843,250
                                               ==============  ===============   ===========
 Interest                                      $   8,040,778   $      (324,778)  $  7,716,000
                                               =============   ===============   ============
 Administrative expense reimbursements -
      Manager                                  $     759,089   $        75,000   $    834,089
                                               =============   ===============   ============
 General and administrative                    $     699,436   $      (353,356)  $    346,080
                                               =============   ===============   ============
 Total expenses                                $  36,371,160   $      (595,267)  $ 35,775,893
                                               =============   ===============   ============
 Net loss                                      $    (883,208)  $        89,371   $   (793,837)
                                               =============   ===============   ============


 Net loss allocable to:
      Additional Members                       $    (874,376)  $        88,477   $   (785,899)
                                               =============   ===============   ============

      Manager                                  $      (8,832)  $           894   $     (7,938)
                                               =============   ===============   ============


 Net loss per weighted average additional
      members' share outstanding               $       (9.63)  $          0.98   $      (8.65)
                                               =============   ===============   ============

(2)    Organization

     The LLC was formed on July 11, 2001 as a Delaware limited liability company. The LLC is engaged in one business segment, the business of acquiring equipment subject to lease. The LLC will continue until December 31, 2020, unless terminated sooner.

     The principal objective of the LLC is to obtain the maximum economic return from its investments for the benefit of its members. To achieve this objective, the LLC: (i) acquires a diversified portfolio of leases and financing transactions; (ii) makes monthly cash distributions to its members commencing with each member's admission to the LLC, continuing through the reinvestment period, which period will end no later than the eighth anniversary after the final closing date; (iii) re-invests substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period; and (iv) after the reinvestment period, which is known as the liquidation period, the LLC will dispose of its investments and distribute the cash from sales of such investments to its members.

     The Manager of the LLC is ICON Capital Corp. (the "Manager"), a Connecticut corporation. The Manager manages and controls the business affairs of the LLC's equipment leases and financing transactions under the terms of the limited liability company agreement with the LLC (the "LLC Agreement"). Additionally, the Manager has a 1% ownership interest in the LLC.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

(2)    Organization - continued

     The initial capitalization of the LLC was $1,000 contributed by the Manager. The LLC was offering member shares with the intention of raising up to $100,000,000 of capital contributions. The LLC commenced business operations on its initial closing date, December 18, 2001, when it admitted 1,250 member shares, representing $1,249,910 of capital contributions. Between December 19, 2001 and April 30, 2003, the final closing date, the LLC admitted an additional 98,416 member shares, representing $98,403,564 of capital contributions bringing the total member shares to 99,666 representing $99,653,474 of capital contributions. Through December 31, 2004, the LLC redeemed 1,318 member shares. At December 31, 2004, there are 98,348 member shares outstanding.

     Members' capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the additional members and 1% to the Manager until each additional member has received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital contribution account to zero and has received, in addition, other distributions and allocations which would provide an 8% per year cumulative return on their outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the additional members and 10% to the Manager.

     The LLC is currently in its "reinvestment" period, wherein the LLC seeks to purchase equipment from time to time through April 29, 2008. The reinvestment period may be increased for an additional three years at the discretion of the Manager. After the reinvestment period, the LLC will then begin to dispose of its assets in the ordinary course of business during a time frame called the "liquidation period." If the Manager believes it would be beneficial to reinvest the cash flow in equipment during the liquidation period, the LLC may do so, but the Manager will not receive any acquisition fees for such investments.

(3)    Summary of Significant Accounting Policies

Consolidation and Minority Interest

     The consolidated financial statements include the accounts of the LLC and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

     The LLC accounts for its noncontrolling interests in joint ventures where the LLC has influence on financial and operational matters, generally greater than 5% and less than 50% ownership interest, under the equity method of accounting. In such cases, the LLC's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. The LLC accounts for investments in joint ventures where the LLC has virtually no influence over financial and operational matters using the cost method of accounting. In such cases, the LLC's original investments are recorded at cost and reduced for distributions. All of the LLC's investments in joint ventures are subject to its impairment review policies.

     In joint ventures where the LLC's ownership interest is majority owned, minority interest represents the minority owner's proportionate share of its equity in the joint venture. The minority interest is adjusted for the minority owner's share of the earnings, losses and distributions of the joint venture.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

(3)    Summary of Significant Accounting Policies - continued

Cash and Cash Equivalents

     Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less when purchased.

Concentration of Credit Risk

     Concentrations of credit risk with respect to lessees are dispersed across different industry segments within the United States of America and throughout the world; accordingly the LLC is exposed to business and economic risk. Although the LLC does not currently foresee a concentrated credit risk associated with these lessees, lease payments are dependent upon the financial stability of the segments in which they operate.

Allowance for Doubtful Accounts

     When evaluating the adequacy of the allowance for doubtful accounts, the LLC estimates uncollectibility of receivables by analyzing lessee concentrations, credit worthiness of the lessees and current economic trends. The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely.

Investments in Operating Leases

     Investments in operating leases are stated at cost less accumulated depreciation. Depreciation is being provided for using the straight-line method over the term of the related equipment lease to its estimated residual value at lease end. Upon the final disposition of the equipment, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in the consolidated statement of operations. Revenues from operating leases are recognized on a straight line basis over the lives of the related leases.

Asset Impairments

     The LLC's asset portfolio is periodically reviewed, at least annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. If there is an indication of impairment, the LLC estimates the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, an impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

     The events or changes in circumstances which generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the LLC does not recover its residual position until the non-recourse note payable is repaid in full.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

(3)    Summary of Significant Accounting Policies - continued

Estimated Unguaranteed Residual Values

     The LLC carries its investment in estimated unguaranteed residual values at cost. The value is equal to or less than fair value, and is subject to the LLC's policy relating to impairment review.

Revenue Recognition

     The LLC leases equipment to third parties which may be classified as either a finance lease or an operating lease, which is determined based upon the terms of each lease. Initial direct costs are capitalized and amortized over the term of the related lease for a finance lease. For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated.

     For finance leases, the LLC records, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

     For operating leases, rental income is recognized on the straight line method over the lease term. Billed and uncollected operating lease receivables are included in other assets. Deferred rental income is the difference between the timing of the cash payments and the income recognized on a straight line basis.

Derivative Financial Instruments

     In general, the LLC manages its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The LLC may finance leases with a floating interest rate and it is therefore exposed to interest rate risk until fixed rate financing is arranged. To hedge its variable interest rate risk, the LLC may enter into interest rate swap contracts that will effectively convert the underlying floating interest rates to a fixed interest rate. SFAS 133 requires that derivative financial instruments used for hedging must be specifically matched with the underlying exposures to an outside third party and documented contemporaneously to qualify for hedge accounting treatment. Management has determined that the LLC did not meet the contemporaneous documentation requirements to meet the hedging requirements with respect to the interest rate swap contracts.

     The LLC carries all derivative financial instruments in the consolidated balance sheet at fair value. The LLC designates derivative financial instruments as either a hedge or a derivative instrument. For hedging instruments, at inception of the transaction, these instruments and their hedging relationship are identified, designated and documented. Once the hedge relationship is established the effective portion of the hedge is recorded on the consolidated balance sheet as a component of members' equity, accumulated other comprehensive income, while the ineffective portion, if any, is recognized as an expense in our consolidated statements of operations. The LLC assesses, both at inception of the transaction and on a quarterly basis, whether the derivative financial instruments used in hedging transactions are highly effective in offsetting changes in the cash flows of hedged items.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

(3)    Summary of Significant Accounting Policies - continued

     For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized into the LLC's earnings in the period in which the changes occur or when such instruments are settled.

     The LLC assesses, both at the hedge's inception and on an ongoing basis, whether the derivative financial instruments used in hedging transactions are highly effective in offsetting changes in the cash flows of hedged items.

Share Redemption

     The LLC may, at its discretion, redeem shares from a limited number of its additional members, as defined in its LLC Agreement. The redemption price for any shares approved for redemption is based upon a formula, as defined in the LLC Agreement.

Per Share Data

     Net loss and distributions per share are based upon the weighted average number of additional member shares outstanding during the year.

Income Taxes

     The LLC is taxed as a partnership for Federal and state income tax purposes. No provision for income taxes has been recorded since the liability for such taxes is that of each of the individual members rather than the LLC. The LLC's income tax returns are subject to examination by the Federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the members.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include impairments, depreciation and amortization and unguaranteed residual values. Actual results could differ from those estimates.

Recent Accounting Pronouncements

     On June 1, 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 154 "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable for fiscal years beginning after December 15, 2005. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The LLC does not expect the adoption of SFAS 154 to have an impact on its financial position or results of operations.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

(3)    Summary of Significant Accounting Policies - continued

     During December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in Opinion 29, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The LLC does not expect the adoption of SFAS 153 to have an impact on its financial position or its results of operations.

     The Manager does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

(4)    Investments in Finance Leases

     On March 28, 2005, ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), an affiliated entity, assigned its entire 50% interest in a lease with EKA Chemicals, Inc. to the LLC for $745,000. This assignment was made in order for L.P. Seven to repay its outstanding debt obligation to the LLC as required by the contribution agreement with Comerica Bank (See Note 9). This amount represented L.P. Seven's fair value of its interest in its EKA Chemicals, Inc. lease on March 28, 2005 based upon expected future cash flows. During December 2005, the LLC received the final installment payment from EKA Chemicals, Inc.

     During March 2004, the LLC acquired computer equipment and corresponding parts on lease to Insight Investments Corporation through November 2006 for approximately $3,036,000, consisting of approximately $74,000 in cash and the assumption of approximately $2,962,000 of non-recourse debt. The non-recourse debt has monthly payments of approximately $95,000, accrues interest at 4.5% per year and matures in December 2006. The lender has a security interest in the computer equipment and an assignment of the rental payments under the lease. The outstanding balance of the non-recourse debt at December 31, 2004 was $2,190,323. The Manager was paid acquisition fees of approximately $91,000 relating to this transaction.

     During March 2004, the LLC acquired additional computer equipment and corresponding parts on lease to Insight Investments Corporation through November 2006 for approximately $1,751,000, consisting of approximately $43,000 in cash and the assumption of approximately $1,708,000 of non-recourse debt. The non-recourse debt has monthly payments of approximately $55,000, accrues interest at 5.36% per year and matures in December 2006. The lender has a security interest in the computer equipment and an assignment of the rental payments under the lease. The outstanding balance of the non-recourse debt at December 31, 2004 was $1,267,368. The Manager was paid acquisition fees of approximately $53,000 relating to this transaction.

     During March 2004, the LLC acquired various pieces of computer equipment consisting of DMX hard drives, Brocade 12000 Directors with 128 usable ports and associated hardware on lease to Insight Investments Corporation through December 2007 for approximately $3,392,000, consisting of approximately $83,000 in cash and the assumption of approximately $3,309,000 of non-recourse debt. The non-recourse debt has monthly payments of approximately $82,000, accrues interest at 5.87% per year and matures in December 2007. The lender has a security interest in the computer equipment and an assignment of the rental payments under the lease. The outstanding balance of the non-recourse debt at December 31, 2004 was $2,704,859. The Manager was paid acquisition fees of approximately $102,000 relating to this transaction.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

(4)    Investments in Finance Leases - continued

     On June 20, 2003, the LLC acquired micro processing manufacturing equipment on lease to Advance Micro Devices, Inc. through June 2007 for approximately $6,391,000 in cash. On July 24, 2003, the LLC acquired two leases for semi conductor memory testing equipment on lease to Advance Micro Devices, Inc. through June 2007 for approximately $4,561,000 in cash. The Manager was paid acquisition fees of approximately $329,000 relating to these transactions.

     On May 30, 2003, the LLC acquired lathes, presses and robotic manufacturing equipment on lease to Metaldyne Corporation through December 2009 for approximately $2,412,000 in cash. The Manager was paid an acquisition fee of approximately $72,000 relating to this transaction. During March 2006, the equipment on lease to Metaldyne Corporation was sold for approximately $1,985,000 in cash and the LLC recognized a gain of approximately $356,000.

     On April 30, 2003, the LLC acquired a Double Kraft Paper Forming Tubing Unit on lease to Wildwood Industries, Inc. through February 2007 for approximately $1,350,000 in cash. On August 20, 2003, the LLC acquired various manufacturing equipment on lease to Wildwood Industries, Inc. through August 2008 for approximately $957,000 in cash. On September 24, 2003, the LLC acquired various manufacturing equipment on lease to Wildwood Industries, Inc. through September 2008 for approximately $1,165,000 in cash. The Manager was paid acquisition fees of approximately $104,000 relating to these transactions.

         Non-cancelable minimum annual amounts due on investments finance leases are as follows at December 31, 2004:

   Years Ending
   December 31,
-----------------------
       2005                  $  7,227,231
       2006                  $  7,227,231
       2007                  $  3,450,924
       2008                  $    803,451
       2009                  $    416,760


(5)    Investments in Operating Leases

         Investments in operating leases consist of the following at December 31, 2004, 2003 and 2002:

                                                                                     2003                2002
                                                                     2004         (Restated)          (Restated)
                                                               ---------------   ------------      ---------------
 Aircraft and related equipment                                $    96,832,501   $ 97,191,869      $    97,280,265
 Cargo vessels                                                      75,914,949     75,647,119           75,597,120
 Co-generation facility                                             15,824,906     15,787,934           15,721,619
 Railcars                                                            5,662,200      5,648,971            5,837,237
 Material handling, telecommunication and computer equipment         4,590,524      8,296,993            7,945,789
                                                               ---------------   ------------      ---------------
                                                                   198,825,080    202,572,886          202,382,030
 Accumulated depreciation                                          (49,595,834)   (31,127,156)          (7,852,541)
                                                               ---------------  - ------------     ---------------

                                                               $   149,229,246   $171,445,730      $   194,529,489
                                                               ===============   ============     ================

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

(5)    Investments in Operating Leases - continued

     During December 2004, the LLC acquired four Noritsu QSS 3011 digital mini-labs on lease to Rite Aid Corporation through November 2008 for approximately $399,000 in cash. The Manager was paid acquisition fees of approximately $12,000 relating to this transaction.

     During December 2004, the LLC acquired a Mitel Networks 3340 Global Branch Office Solution Phone System on lease to CompUSA, Inc. through December 2008 for approximately $173,000 in cash. The Manager was paid an acquisition fee of approximately $5,000 relating to this transaction.

     During December 2004, the LLC acquired from Varilease Technology Finance Group, Inc. a portfolio of medical equipment subject to two leases that expire in December 2008 for approximately $2,046,000 in cash. The Manager waived its acquisition fees on these transactions.

     During September 2003, the LLC acquired fifty Great Dane trailers with Carrier Ultra Refrigeration units on lease with Frozen Foods Industries, Inc. through April 2010 for approximately $2,001,000 in cash. The Manager was paid an acquisition fee of approximately $58,000 related to this transaction.

     During November 2002, the LLC acquired 110 railcars on lease to Trinity Rail Management through April 2010 for approximately $1,243,000, consisting of approximately $126,000 in cash and the assumption of approximately $1,117,000 of non-recourse debt. The non-recourse debt has monthly payments of approximately $15,000, accrues interest at 9.50% per year and is due on July 1, 2010. The lender has a security interest in the leased equipment and an assignment of the rental payments under the lease. The outstanding balance of the non-recourse debt at December 31, 2004, 2003 and 2002 was $963,969, $1,043,785 and
$1,116,395, respectively. The Manager was paid an acquisition fee of approximately $37,000 related to this transaction.

     During November 2002, the LLC acquired 324 railcars on lease to Texas Genco LP through March 2007 for approximately $4,424,000, consisting of approximately $1,100,000 in cash and the assumption of approximately $3,324,000 of
non-recourse   debt.  The   non-recourse   debt  has  semi-annual   payments  of
approximately $303,000, accrues interest at 9.25% per year and is due on September 1, 2007. The lender has a security interest in the leased equipment and an assignment of the rental payments under the lease. The outstanding balance of the non-recourse debt at December 31, 2004, 2003 and 2002 was $2,535,205, $2,981,560 and $3,356,730, respectively. The Manager was paid an acquisition fee of approximately $133,000 relating to this transaction.

     During September 2002, the LLC acquired three car and truck carrying vessels on bareboat charter to Wilhelmsen Lines Shipowning ASA ("Wilhelmsen") through December 22, 2008 for approximately $74,020,000, consisting of approximately $9,690,000 in cash and approximately $64,330,000 of non-recourse debt (See Note 8). The lender has a security interest in the leased equipment and an assignment of the rental payments under the lease. The outstanding balance of the non-recourse debt at December 31, 2004, 2003 and 2002 was $42,238,782, $52,317,126 and $61,948,274, respectively. The Manager was paid an acquisition fee of approximately $2,221,000, of which approximately $31,000 was accrued at December 31, 2002 and paid during the following quarter.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

(5)    Investments in Operating Leases

     Effective March 14, 2006, the LLC extended the terms of the related bareboat charter with Wilhelmsen through December 22, 2013 and refinanced the related non-recourse debt. As part of the non-recourse debt refinancing, the LLC incurred approximately $21,753,000 of additional non-recourse debt and will expense approximately $417,000 of loan origination costs associated with the original non-recourse debt. The principal amount of refinanced non-recourse debt is $51,000,000 and matures on December 22, 2013. The non-recourse debt has quarterly payments ranging from $450,000 to $800,000 and accrues interest at LIBOR plus 1.50% per year. Simultaneously with the execution of the refinanced non-recourse debt the LLC entered into interest rate swap agreements to fix the interest rate at 7.02% per year. The lender has a security interest in the leased equipment and an assignment of the rental payments under the lease.

     During July 2002, the LLC acquired a 53% interest in an Airbus A340-300ER aircraft (the "Aircraft") on lease to Cathay through June 2006 for approximately $2,250,000 in cash. During December 2002, the LLC exercised its right to purchase the remaining interest in the Aircraft for approximately $2,028,000 in cash and the assumption of approximately $64,791,000 of non-recourse debt. The non-recourse debt had monthly payments of approximately $695,000, accrued interest at 5.70% per year and was due on June 12, 2006 with a balloon payment of approximately $44,250,000. The lender had a security interest in the leased equipment and an assignment of the rental payments under the lease. The outstanding balance of the non-recourse debt at December 31, 2004, 2003 and 2002 was $52,477,609, $57,617,477 and $62,070,552, respectively. The Manager was paid an acquisition fee of approximately $2,078,000 relating to this transaction.

     Effective June 7, 2006, the LLC entered into a lease extension with Cathay through December 1, 2011. Simultaneously with the lease extension, the owner trustee refinanced the non-recourse debt, which had a principal balance of $44,363,166. The refinanced non-recourse debt has monthly payments of approximately $545,000 through May 2010 and monthly payments of approximately $495,000 through December 2011 and accrues interest at LIBOR plus 0.80% per year. The refinanced non-recourse debt matures on December 1, 2011 and has a balloon payment of approximately $11,550,000. The variable interest rate of the refinanced debt may be fixed at the LLC's sole discretion on any monthly payment date up to September 1, 2006, or fixed automatically under the debt agreement on September 1, 2006. The lender has a security interest in the leased equipment and an assignment of the rental payments under the lease.

     Non-cancelable minimum annual rental amounts receivable from operating leases, including recent lease extensions, are as follows:

                         Years Ending
                         December 31,
                        -------------
                             2005           $  35,229,302
                             2006           $  31,557,724
                             2007           $  26,868,733
                             2008           $  16,407,507
                             2009           $  16,770,915


(6)    Joint Ventures

     The LLC and certain of its affiliates, entities also managed by the Manager, formed the six joint ventures, discussed below, for the purpose of acquiring and managing various leased equipment. The LLC and these affiliates have substantially identical investment objectives and participate on identical terms and conditions. The LLC and the other joint venture members have a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the other joint venture members desire to sell their interests in the equipment or joint venture.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002


(6)    Joint Ventures - continued

     The two joint ventures described below are majority owned and consolidated with the LLC.

ICON Aircraft 46835 LLC

     During September 2002, the LLC and ICON Income Fund Eight B L.P. ("Fund Eight B") formed ICON Aircraft 46835, LLC ("ICON 46835") for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft on lease to Federal Express Corporation ("FedEx") until March 31, 2007. FedEx may renew the lease for up to five years thereafter. The LLC paid approximately $2,550,000 for its investment in ICON 46835. The LLC and Fund Eight B have ownership interests of 85% and 15%, respectively. The LLC accounts for its interest in this aircraft as an operating lease.

     On December 27, 2002, ICON 46835 acquired the aircraft subject to the lease for a total cost of approximately $25,292,000, consisting of approximately $3,000,000 in cash and non-recourse debt of approximately $22,292,000. The non-recourse debt has semi-annual payments of approximately $2,708,000, accrues interest at 4.04% per year and is due on March 31, 2007. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease. The outstanding balance of the non-recourse debt at December 31, 2004, 2003 and 2002 was $12,883,340, $18,216,134 and $22,301,600, respectively.
The Manager was paid an acquisition fee totaling approximately $759,000 relating to this transaction, of which the LLC paid approximately $645,000.

ICON/Kenilworth LLC

     During May 2002, the LLC and Fund Eight B formed ICON/Kenilworth LLC ("Kenilworth") for the purpose of acquiring a natural gas-fired 25MW co-generation facility (the "Facility") on lease to Schering-Plough until July 1, 2004, which was subsequently extended through July 1, 2009. The LLC paid approximately $7,989,500 for its investment in Kenilworth. The LLC and Fund Eight B had ownership interests of 95% and 5%, respectively.

     On September 30, 2002, Kenilworth acquired the Facility subject to the lease for a total cost of approximately $15,328,000, consisting of approximately $8,410,000 in cash and non-recourse debt of approximately $6,918,000. The non-recourse debt was comprised of senior and junior non-recourse debt. The senior debt was approximately $6,679,000, had quarterly payments of approximately $938,000, accrued interest at 10.61% per year and matured on July 1, 2004. The junior debt was approximately $239,000, had quarterly payments of approximately $39,000, accrued interest at 9.86% per year and matured on July 1, 2004. The outstanding balance of both the senior and junior non-recourse debt was fully repaid at the end of the base lease term in July 2004. The outstanding balance of both the senior and junior non-recourse debt at December 31, 2003 and 2002 was $2,669,979 and $6,161,565, respectively. The Manager was paid an acquisition fee totaling approximately $460,000 relating to this transaction, of which the LLC paid approximately $437,000.

     On December 1, 2004, Fund Eight B transferred its entire 5% ownership interest in Kenilworth to the LLC in exchange for a 25.87% interest in ICON SPK 2023-A LLC ("SPK 2023-A") for approximately $488,000 (see below). The Manager computed the fair value of the Kenilworth interest and the SPK 2023-A interest based uopon their knowledge of current market conditions and a recent appraisal received for Kenilworth.

     On April 20, 2006, the Facility was sold to a third party for approximately $4,800,000 in cash. The LLC incurred a loss of approximately $2,600,000 on the sale of this equipment.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

(6)    Joint Ventures - continued

     The four joint ventures described below are minority owned by the LLC and accounted for under the equity method.

ICON SPK 2023-A, LLC

     During December 2001, the LLC and Fund Eight B formed SPK 2023-A for the purpose of acquiring and managing a portfolio of equipment leases consisting of material handling, telecommunication and computer equipment. The LLC paid approximately $3,952,500 for its investment in SPK 2023-A. The LLC and Fund Eight B had ownership interests of 51% and 49%, respectively.

     During March 2002, SPK 2023-A completed the transaction, with a total cost of approximately $7,750,000 in cash. SPK 2023-A acquired a portfolio of 32 leases, of which 17 remain active at December 31, 2004, with lease expiration dates at various dates through April 2008. The Manager was paid an acquisition fee totaling approximately $233,000 relating to this transaction, of which the LLC paid approximately $119,000.

     On December 1, 2004, the LLC transferred 25.87% of its ownership interest in SPK 2023-A to Fund Eight B in exchange for Fund Eight B's entire 5% ownership interest in Kenilworth (see above). The LLC and Fund Eight B entered into this transaction in order to minimize the New Jersey State income tax obligations of Fund Eight B. After the exchange, the LLC has a 25.13% ownership interest in SPK 2023-A and has a 100% ownership interest in Kenilworth. The Manager computed the fair value of the Kenilworth interest and the SPK 2023-A interest based upon its knowledge of current market conditions and a recent appraisal received for Kenilworth.

     The LLC had consolidated the financial condition and results of operations of SPK 2023-A for the eleven months ended November 30, 2004 and at December 31, 2003 and December 31, 2002 and for the years then ended.

ICON GeicJV

     On March 31, 2004, the LLC along with ICON Income Fund Ten, LLC ("Fund Ten") formed a joint venture, ICON GeicJV LLC, for the purpose of purchasing information technology equipment subject to a lease with Government Employees Insurance Company until March 31, 2007. The LLC paid approximately $1,522,000 for its investment in ICON GeicJV LLC. The LLC and Fund Ten have ownership interests of 26% and 74%, respectively. On April 30, 2004, ICON GeicJV LLC acquired the technology equipment subject to the lease for a total cost of approximately $5,853,000 in cash. The LLC paid the Manager an acquisition fee totaling approximately $46,000 relating to this transaction.

ICON Aircraft 47820 LLC

     During February 2003, the LLC and Fund Eight B formed ICON Aircraft 47820 LLC ("ICON 47820") for the purpose of acquiring an investment in a McDonnell Douglas DC 10-30F aircraft on lease to FedEx until March 31, 2007. The LLC paid approximately $390,000 for its investment in ICON 47820. The LLC and Fund Eight B have ownership interests of 10% and 90%, respectively.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

(6)    Joint Ventures - continued

     On March 11, 2003, ICON 47820 acquired the aircraft subject to the lease for a total cost of approximately $27,288,000, consisting of approximately $3,077,000 in cash and non-recourse debt of approximately $24,211,000. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease. The Manager was paid an acquisition fee totaling approximately $819,000 relating to this transaction, of which the LLC paid approximately $82,000.

     At December 31, 2005, the Manager determined, based upon an independent third party appraisal that indicated the aircraft may be impaired due to a slower than expected recovery in the air transportation industry, to record an impairment loss for approximately $3,626,000 to more closely approximate the adjusted book value to the current fair value of the aircraft. The LLC's share of the impairment loss, which is reflected in income form investments in joint ventures on the accompanying statement of operations, is approximately $362,600.

ICON Aircraft 126, LLC

     During February 2002, the LLC and Fund Eight B formed ICON Aircraft 126 LLC ("ICON 126") for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited ("D.A.L."), a Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which was on lease to Cathay Pacific Airways Limited ("Cathay") through March 2006, which was subsequently extended until July 1, 2011. The LLC paid approximately $2,125,000 for its investment in ICON 126. The LLC and Fund Eight B each have ownership interests of 50% in ICON 126. ICON 126 consolidates the financial position and operations of D.A.L. in its consolidated financial statements.

     On March 4, 2002, ICON 126 acquired all of the outstanding stock of D.A.L. with a total cost of approximately $74,527,000, consisting of approximately $4,250,000 in cash and non-recourse debt of approximately $70,277,000. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease. The Manager was paid an acquisition fee totaling approximately $2,236,000 relating to this transaction, of which the LLC paid approximately $1,118,000.

     Simultaneously with the lease extension, the owner trustee refinanced the non-recourse debt which was scheduled to mature on March 27, 2006 with a balloon payment of approximately $52,850,000. ICON 126 established a reserve account totaling $582,509, which reduced the balloon payment to $52,267,491. The refinanced non-recourse debt accrues interest at the London Interbank Offered Rate ("LIBOR") plus 1.17% (6.32% at March 31, 2006) and matures on July 1, 2011 with a balloon payment of approximately $32,000,000. The variable interest rate of the refinanced debt may be fixed at the sole discretion of the LLC on June 27, 2006, or fixed automatically under the debt agreement on September 27, 2006. The LLC did not exercise its option to fix the variable interest rate on June 27, 2006.

     The owner trustee had a commitment with respect to its Cathay aircraft to pay 50% of the maintenance overhaul costs, which were incurred on or prior to March 27, 2006. The owner trustee had established a maintenance reserve cash account, which totaled approximately $1,354,000 at March 31, 2006 to pay for its portion of these costs. The maintenance reserve account was funded in accordance with the terms of the lease. Any excess cash remaining after the maintenance overhaul is performed will be used to pay down the principal balance of the related non-recourse debt.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002


(7)    Investment in Unguaranteed Residual Values

     During December 2003, the LLC entered into an agreement with Summit Asset Management (a United Kingdom based company) to acquire a 90% interest in the unguaranteed residual values of manufacturing and technology equipment on lease to various lessees located in the United Kingdom for approximately $4,454,000 in cash. The LLC's investment return is contingent upon the residual value of the equipment after repayment of debt. During 2004, the LLC capitalized approximately an additional $127,000 in legal fees and received approximately $141,000 in disposal proceeds, which was applied against the carrying value of the unguaranteed residual value. The Manager was paid an acquisition fee of approximately $1,131,000 related to this transaction.

(8)    Notes Payable - Non-recourse

     During September 2002, the LLC acquired three car and truck carrying vessels (the "Vessels") on bareboat charter to Wilhelmsen Lines through September 2008 for cash and non-recourse debt (See Note 5). The non-recourse debt accrues interest at LIBOR plus 1.79% per year (4.89% per year at December 31, 2004). The notes mature in September 2008. Simultaneously with the acquisition of the vessels and the assumption of debt, the LLC entered into three identical interest rate swap contracts, each having a notional amount of $21,443,255, with Fortis Bank. The LLC entered into these agreements in order to effectively fix the variable interest rate on the non-recourse debt. The interest rate swap contracts have a fixed interest rate of 4.85% per year. The lender has a security interest in the Vessels and an assignment of the rental payments under the lease.

     The LLC accounts for its interest rate swap contracts in accordance with Statement of Financial Accounting Standards No. 133, as amended. These derivatives are not designated as hedging instruments and accordingly the change in fair value is recognized in earnings in the period of change.

     For the year ended December 31, 2002, the fair value of the interest rate swap contracts was a liability of approximately $788,000 and the LLC accordingly increased interest expense by an identical amount. At December 31, 2003, the fair value of the interest rate swap contracts was a liability of $474,548 and the LLC accordingly reduced interest expense by $313,261 for the year ended December 31, 2003. At December 31, 2004, the fair value of the interest rate swaps was an asset of $268,496 and the LLC reduced interest expense by $743,044 for the year ended December 31, 2004.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

     As discussed in Notes 4 and 5, the LLC has non-recourse notes outstanding in connection with various lease acquisitions.

     The aggregate maturities of notes payable - non recourse, including the effects of refinancing discussed in Note 5, consist of the following at December 31, 2004:

                      Years Ending
                      December 31,
                  -------------------
                          2005           $  24,549,770
                          2006           $  22,334,205
                          2007           $  17,913,807
                          2008           $  15,340,766
                          2009           $  11,815,726


(9)    Note Payable - Recourse

     Comerica Line of Credit Agreement

     Through August 31, 2005, the LLC along with certain of its affiliates, specifically L.P. Seven, ICON Income Fund Eight A L.P. and Fund Eight B (collectively, the "Initial Funds"), entered into a $17,500,000 line of credit agreement (the "LOC Agreement") with Comerica Bank. Effective August 5, 2004, the LOC Agreement was amended to add Fund Ten as a borrower. The Initial Funds and Fund Ten are collectively referred to as the Borrowers. The LOC Agreement accrued interest, on all outstanding balances, at an interest rate equal to the Comerica Bank base interest rate plus 1% (6.25% at December 31, 2004). Under the terms of the LOC Agreement, the Borrowers may borrow money from Comerica Bank with all borrowings to be jointly and severally collateralized by (i) cash and
(ii) the present values of certain rents receivable and equipment owned by the Borrowers. On December 6, 2004, the LOC Agreement with Comerica Bank was extended to December 30, 2005.

     The Initial Funds also entered into a Contribution Agreement (the "Contribution Agreement") dated as of May 30, 2002, which was amended and restated effective as of August 5, 2004, in order to facilitate Fund Ten's addition to the LOC Agreement. Pursuant to the terms of the Contribution Agreement, the Borrowers agreed to restrictions on the amount and the terms of their respective borrowings under the LOC Agreement in order to minimize the unlikely risk that a Borrower would not be able to repay its allocable portion of the outstanding revolving loan obligation at any time, including restrictions on any Borrower borrowing in excess of the lesser of (A) an amount each Borrower could reasonably expect to repay in one year out of its projected free cash flow, or (B) the greater of (i) the Borrowing Base (as defined in the line of credit agreement) as applied to such Borrower, and (ii) 50% of the net worth of such Borrower.

     The Contribution Agreement provides that, in the event a Borrower pays an amount under the agreement in excess of its allocable share of the obligation under the agreement whether by reason of an Event of Default or otherwise, the other Borrowers will promptly make a contribution payment to such Borrower in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the agreement. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Borrower.

     During 2004 and 2005, the LLC paid Comerica Bank a portion of the outstanding obligations of L.P. Seven as required by the terms of the Contribution Agreement. As required under the terms of the Contribution Agreement, L.P. Seven was required to promptly repay the LLC for amounts paid on L.P. Seven's behalf. L.P. Seven did not have sufficient liquidity to repay the LLC and, accordingly, L.P. Seven assigned its rights to the profits, losses and cash flows from its investment in a limited partnership interest and its ownership interest in a direct finance lease as full repayment of amounts due to the LLC (See Notes 4 and 15).

     At December 31, 2004, the LLC had no outstanding balance due under the LOC Agreement. The aggregate borrowing by all Borrowers under the LOC Agreement was $10,272,992 at December 31, 2004.

     Effective March 8, 2005, the Borrowers and Comerica Bank entered into a Seventh Amendment to the LOC Agreement. This Agreement released L.P. Seven from all of its obligations under the Loan and Security Agreement dated as of May 30, 2002. As such, as of March 8, 2005 L.P. Seven was no longer a party to the $17,500,000 line of credit.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002


(9)    Note Payable - Recourse - continued

California Bank & Trust Revolving Loan Facility

     On August 31, 2005, the LLC, together with certain of its affiliates (entities sponsored and organized by the Manager), Fund Eight B, Fund Ten and ICON Leasing Fund Eleven, LLC (collectively, the "New Borrowers") entered into a Commercial Loan Agreement (the "Agreement"), with California Bank & Trust (the "Lender"). The Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by all assets of the New Borrowers not subject to a first priority lien, as defined in the Agreement. Each of the New Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain lease agreements in which the New Borrowers have a beneficial interest. The interest rate on any advances made under the Facility is the Lender's prime rate plus 0.25% per year. In accordance with the Agreement, the New Borrowers may elect to have up to five separate advances under the Facility each made at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market, plus 2.75% per year. The Facility expires on August 31, 2007 unless renewed by the New Borrowers for an additional one year term, in the sole discretion of the Lender.

     In accordance with the terms and conditions of the Agreement, the New Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Agreement prohibits the New Borrowers from declaring or paying any distribution to investors if such a payment would cause the New Borrowers to become non-compliant with the financial covenants in the Agreement.

     In addition, on August 31, 2005, the New Borrowers entered into a New Contribution Agreement (the "New Contribution Agreement"), pursuant to which the New Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a New Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each New Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the Agreement, as applied to such New Borrowers and (ii) 50% of the net worth of such New Borrower. The New Contribution Agreement also provides that, in the event a New Borrower pays an amount under the New Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other New Borrowers will immediately make a contribution payment to such New Borrower and in such amount that the aggregate amount paid by each New Borrower reflects its allocable share of the aggregate obligations under the Facility. The New Borrowers' obligations to each other under the New Contribution Agreement are collateralized by a subordinate lien on the assets of each New Borrower.

     Under the terms of the Agreement, the New Borrowers are required to maintain a cash reserve with the Lender representing 20% of all outstanding advances plus all pending advances. Fund Eleven has established an interest bearing cash account with the Lender which satisfies the Lender's cash reserve requirement.

     On  September  7,  2005,   certain  of  the  New  Borrowers  were  advanced
approximately $10,200,000 under the Facility, which amount was used to completely repay all of the outstanding indebtedness owed by certain of the New Borrowers and their affiliates under the LOC Agreement with Comerica Bank. The LOC Agreement with Comerica bank was subsequently cancelled.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

 (10)  Income Taxes (Unaudited)

     The LLC is treated as a partnership for Federal income tax purposes and as such no provision for income taxes has been recorded by the LLC since the liability for such taxes is the responsibility of each of the individual member rather than the LLC. The LLC's income tax returns are subject to examination by the Federal and state taxing authorities, and changes, if any could adjust the individual income taxes of the members.

     At December 31, 2004, 2003 and 2002, the members' capital accounts included in the consolidated financial statements totaled $64,455,803, $73,842,948 and $46,338,518, respectively. The members' capital for Federal income tax purposes at December 31, 2004, 2003 and 2002 totaled $87,008,303, $86,910,435 and
$54,950,761 (unaudited), respectively. The difference arises primarily from sales and offering expense reported as a reduction in the additional members' capital accounts for financial reporting purposes but not for Federal income tax reporting purposes and differences in depreciation and amortization between financial reporting purposes and Federal income tax purposes.

     The  following  table  reconciles  net  loss  for  consolidated   financial
statement reporting purposes to the loss for Federal income tax purposes as follows:



                                                                        Years Ended December 31,
                                                               ---------------------------------------------------
                                                                                      2003               2002
                                                                     2004          (Restated)         (Restated)
                                                               ---------------   -------------     ---------------
 Net loss per consolidated financial statements                $       (17,768)  $    (793,837)    $    (1,976,068)

      Direct finance leases                                          4,994,525       1,646,099                   -
      Depreciation expense                                           1,466,952       5,047,682           5,155,681
      Interest expense - consolidated joint venture                  3,200,132       3,498,228           1,829,398
      Loss on sale of equipment                                          9,829          27,121                   -
      Rent - consolidated joint venture                             (8,367,308)     (8,316,900)         (8,168,089)
      Tax gain from joint venture                                     (612,505)     (3,031,139)            184,747
      Change in valuation of interest rate swap contracts             (743,044)       (313,261)             787,809
      Other                                                           (105,203)        638,467           1,388,907
                                                               ---------------   -------------     ---------------

 Net loss for Federal income tax purposes                      $      (174,390)  $  (1,597,540)    $      (797,615)
                                                               ===============   =============     ===============



(11)   Share Redemptions

     The Manager consented to the LLC redeeming 643 and 675 member shares for the years ended December 31, 2004 and 2003, respectively. There were no redemptions for the year ended December 31, 2002. The redemption amounts are calculated according to a specified redemption formula in accordance with the LLC Agreement. Redeemed shares have no voting rights and do not share in distributions. The LLC Agreement limits the number of shares which can be redeemed in any one year and redeemed shares may not be reissued. Redeemed member shares are accounted for as a reduction from members' equity.

(12)   Transactions with Related Parties

     The LLC has entered into certain agreements with its Manager and ICON Securities Corp., a wholly-owned subsidiary of the Manager, whereby the LLC pays certain fees and reimbursements to these parties. ICON Securities Corp. was entitled to receive a 2% underwriting fee from the gross proceeds from sales of shares to the additional members.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

(12)   Transactions with Related Parties - continued

     In accordance with the terms of these agreements, the LLC pays or paid the Manager (i) management fees ranging from 1% to 7% based on a percentage of the rentals recognized either directly by the LLC or through its joint ventures,
(ii) acquisition fees, through the reinvestment period, of 3% calculated based on the gross value of the LLC's acquisition transactions (iii) organization and offering expenses, ranging from 1.5% to 3.5%, from the gross proceeds from the sale of shares to additional members, as defined in the agreement. In addition, the Manager is reimbursed for administrative expenses incurred in connection with the LLC's operations.

     The total compensation that the Manager and ICON Securities Corp. may earn, not including management fees and administrative expense reimbursements, is limited to 13.5% of gross offering proceeds up to the first $25,000,000 raised, 12.5% of gross offering proceeds from $25,000,001 to $50,000,000 and 11.5% of gross offering proceeds from $50,000,001 to $100,000,000.

     Management fees relate to certain services relating to the management of the LLC's equipment leasing activities performed by the Manager. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

     Administrative expense reimbursements are costs incurred by the Manager and are necessary to the LLC's operations. These costs include the Manager's legal, accounting, investor relations and operations personnel, as well as professional fees and other costs that are charged to the LLC based upon the percentage of time such personnel dedicate to the LLC. Excluded are salary and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the Manager.

     The Manager also has a 1% interest in the LLC's profits, losses and distributions. The LLC paid distributions to the Manager of $89,744, $80,356 and $22,036 for the years ended December 31, 2004, 2003 and 2002, respectively. Additionally, the Manager's interest in the LLC's net loss was $178, $7,938 and $19,761 for the years ended December 31, 2004, 2003 and 2002, respectively.

     Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the years ended December 31, 2004, 2003 and 2002, were as follows:


                                                                                                       2003               2002
        Entity                  Capacity              Compensation                2004           (Restated)         (Restated)
 ------------------       ------------------      -----------------------    ------------      ---------------     -------------
 ICON Capital Corp.       Manager                 Organization and
                                                     offering expenses (1)   $         -       $       626,083     $   1,521,620
                                                                             ============      ===============     =============
 ICON Securities Corp.    Managing broker-dealer  Underwriting fees (1)      $         -       $       834,777     $   1,101,912
                                                                             ============      ===============     =============
 ICON Capital Corp.       Manager                 Acquisition fees (2)       $     51,632      $     1,776,676     $   6,780,518
                                                                             ============      ===============     =============
 ICON Capital Corp.       Manager                 Management fees (3)        $  2,109,282      $     1,897,722     $     604,003
                                                                             ============      ===============     =============
 ICON Capital Corp.       Manager                 Administrative fees (3)    $  1,139,479      $       834,089     $     241,597
                                                                             ============      ===============     =============


(1)  Amount charged directly to members equity.
(2) Amount is capitalized and amortized to operations over the life of the related acquisition.
(3) Amount represents administrative expense reimbursements and is charged to operations.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

(12)   Transactions with Related Parties - continued

     The LLC had a payable of $677,187 due to its Manager and affiliates at December 31, 2004 comprised of $102,460 due to the Manager relating to administrative expense reimbursements and $574,727 due to Fund Ten for the assignment of leased equipment purchased in December 2004. The LLC repaid Fund Ten all amounts owed during January 2005.

     At December 31, 2004, the LLC was due $250,698 from its Manager and affiliates consisting of $92,753 from a joint venture for prior year advances, $32,945 due from ICON Receivables 1998-A LLC, an affiliate of the Manager, for rents collected on the LLC's behalf, $25,000 due from L.P. Seven. The LLC is due $100,000 from several affiliates for the initial deposits relating to the establishment of maintenance reserves.

     At December 31, 2003, the LLC was due $493,307 from its Manager and affiliates consisting of $289,422 from the Manager which was due to a decrease in the cost of an investment in unguaranteed residuals, which the LLC had previously paid acquisition fees to the Manager based on the original investment and $92,753 from a joint venture for prior year advances. The LLC is due
$100,000 from several affiliates for the initial deposits relating to the establishment of maintenance reserves.

     At December 31, 2002, the LLC was due $105,307 from its Manager and affiliates consisting of $36,994 due from the Manager and $68,313 due from affiliates.

     As discussed in Notes 4 and 15, the LLC was assigned certain rights in a limited partnership interest during 2004 and 2005 and an ownership interest in a direct finance lease during 2005 from L.P. Seven as repayment for amounts paid by the LLC on behalf of L.P. Seven under the terms of the LOC Agreement with Comerica Bank (See Note 9).

(13)   Fair Value of Financial Instruments

     Fair value information with respect to the LLC's assets and liabilities is not separately provided since (i) Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Values of Financial Instruments," does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of notes payable approximates fair value due to their short-term maturities and variable interest rates. The fair value of the LLC's non-recourse debt, estimated based upon the interest rate available from the LLC's recourse lender at December 31, 2004, 2003 and 2002 are approximately $100,780,000, $113,179,000 and $124,483,000, respectively.

(14)   Concentrations

     The LLC's cash and cash equivalents are held principally at two financial institutions and at times may exceed insured limits. The LLC has placed these funds in high quality institutions in order to minimize the risk.

     For the year ended December 31, 2004, the LLC had three lessees that accounted for approximately 81% of rental income. For the year ended December 31, 2003, the LLC had four lessees which accounted for approximately 89% of rental income. For the year ended December 31, 2002, the LLC had four lessees that accounted for approximately 99% of rental income and finance income.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

(15)   Commitments and Contingencies

     The LLC has entered into remarketing and residual sharing agreements with third parties. In connection with these agreements, remarketing and residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas.

     The LLC has a commitment in regards to its 100% owned Cathay aircraft to pay 50% of the maintenance overhaul costs, which were incurred during June 2006. The total estimated costs for this overhaul are approximately $1,750,000.

     On February 23, 2005, L.P. Seven assigned to the LLC 3.02% of its rights to the profits, losses, and cash flows from its limited partnership interest in an entity that owns a 100% interest in a mobile offshore drilling rig that is subject to lease with Rowan Companies, Inc. L.P. Seven assigned the rights to the LLC as repayment of its $755,000 outstanding debt obligation pursuant a contribution agreement that the LLC entered into with some of its affiliates in connection with the line of credit agreement the LLC had with Comerica Bank. This assignment increased the LLC's rights to the profits, losses, and cash flows from L.P. Seven's limited partnership interest from 2.60%, which were assigned to the LLC in November 2004, to 5.62%. The repayment amount represented the Manager's estimated fair value of L.P. Seven's interest in the mobile offshore drilling rig at February 23, 2005. The fair value of the mobile offshore drilling rig was determined using an independent third party appraisal and cash flow analysis.

     On November 24, 2004, L.P. Seven assigned to the LLC 2.60% of its rights to the profits, losses, and cash flows from its limited partnership interest in an entity that owns a 100% interest in a mobile offshore drilling rig that is subject to lease with Rowan Companies, Inc. L.P. Seven assigned the rights to the LLC as repayment of its $650,000 outstanding debt obligation pursuant a contribution agreement that the LLC entered into with some of its affiliates in connection with the line of credit agreement the LLC had with Comerica Bank. The repayment amount represented the Manager's estimated fair value of L.P. Seven's interest in the mobile offshore drilling rig at November 24, 2004. The fair value of the mobile offshore drilling rig was determined using an independent third party appraisal and cash flow analysis.

(16)   Geographic Information

     Geographic information for revenue, based on the country of origin, and long-lived assets, which include finance leases, operating leases, net of accumulated depreciation, investments in joint ventures and investments in unguaranteed residual values at December 31, 2004, 2003 and 2002 and for the years then ended are as follows:



                                                             Year Ended December 31, 2004
                                -------------------------------------------------------------------------------
                                    United        United                               South
                                    States        Kingdom           Norway           East Asia          Total
                               ---------------  -----------  --------------    ---------------   ---------------
 Revenue:
      Rental income             $    10,466,551  $       -    $   12,277,792    $     8,367,307   $   31,111,650
      Finance income                  1,229,552          -                 -            427,408        1,656,960
      Income from investments
         in joint ventures              112,003          -                 -            313,063          425,066
                                ---------------  ----------   --------------    ---------------   --------------


                                $    11,808,106  $       -    $   12,277,792    $     9,107,778   $   33,193,676
                                ===============  ==========   ==============    ===============   ==============

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002


(16)   Geographic Information - continued

                                                                                       At December 31, 2004
                                                    ------------------------------------------------------------------------------
                                                        United         United                           South
                                                        States         Kingdom          Norway         East Asia          Total
                                                   ---------------   ----------      -----------   -------------    --------------
 Long-lived assets:
      Investments in finance leases:
         Minimum rents receivable                  $    15,808,029   $       -       $        -    $   3,317,568    $  19,125,597
         Estimated unguaranteed residual values          1,302,239           -                -          451,572        1,753,811
         Initial direct costs, net                         186,120           -                -           64,355          250,475
         Unearned income                                (2,011,284)          -                -         (563,841)      (2,575,125)
                                                   ---------------   ----------      -----------   -------------    -------------

                                                   $    15,285,104   $       -       $       -     $   3,269,654    $  18,554,758
                                                   ===============   ==========      ============  =============    =============


      Investments in operating leases, net         $    33,830,945   $       -       $55,968,081   $  59,430,220    $ 149,229,246
                                                   ===============   ==========      ===========   =============    =============
      Investments in joint ventures                $     1,886,908   $       -       $         -   $   3,883,433    $   5,770,341
                                                   ===============   ==========      ===========   =============    =============

      Investments in unguaranteed residual values  $            -    $4,440,907      $         -   $          -     $   4,440,907
                                                   ===============   ==========      ===========   =============    =============


                                                                                Year Ended December 31, 2003
                                                   --------------------------------------------------------------------------------
                                                         United         United                         South
                                                         States         Kingdom       Norway         East Asia          Total
                                                   ---------------   ----------   --------------   ---------------   --------------
 Revenue:
      Rental income                                $    13,566,981   $        -   $   12,015,436   $     8,231,955   $   33,814,372
      Finance income                                       538,965            -               -            207,549          746,514
      Income from investments in joint ventures             (5,255)           -               -            203,241          197,986
                                                   ---------------   ----------   --------------   ---------------   --------------

                                                   $    14,100,691   $        -   $   12,015,436   $     8,642,745   $   34,758,872
                                                   ===============   ==========   ==============   ===============   ==============

                                                                                  At December 31, 2003
                                                     ------------------------------------------------------------------------------
                                                           United          United                      South
                                                           States         Kingdom       Norway       East Asia           Total
                                                     ---------------   ----------  -------------- ---------------   ---------------
 Long-lived assets:
      Investments in finance leases:
         Minimum rents receivable                    $    12,313,689   $       -   $           -  $     4,644,594   $   16,958,283
         Estimated unguaranteed residual values            1,241,998           -               -          451,572        1,693,570
         Initial direct costs, net                           297,581           -               -          113,138          410,719
         Unearned income                                  (2,471,009)          -               -         (991,249)      (3,462,258)
                                                     ---------------   ----------  -------------- ---------------   --------------

                                                     $    11,382,259   $       -   $           -  $     4,218,055   $   15,600,314
                                                     ===============   ==========  ============== ===============   ==============

      Investments in operating leases, net           $    42,671,383   $       -   $   64,657,090 $    64,117,257   $  171,445,730
                                                     ===============   ==========  ============== ===============   ==============
      Investments in joint ventures                  $       384,264   $       -   $           -  $     3,570,370   $    3,954,634
                                                     ===============   ==========  ============== ===============   ==============
      Investments in unguaranteed residual values    $            -    $4,454,003  $           -  $           -     $    4,454,003
                                                     ===============   ==========  ============== ===============   ==============


                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

(16)   Geographic Information - continued

                                                                            Year Ended December 31, 2002
                                                     ---------------------------------------------------------------------------
                                                           United                              South
                                                           States              Norway         East Asia             Total
                                                     ----------------     ------------     ---------------     -----------------
 Revenue:
      Rental income                                  $     4,056,055       $3,018,871      $    4,207,608       $    11,282,534
      Income from investments in joint ventures                -                   -              124,228               124,228
                                                     ---------------       ----------      --------------       ---------------
                                                     $     4,056,055       $3,018,871      $    4,331,836       $    11,406,762
                                                     ===============       ==========      ==============       ===============
                                                                                 At December 31, 2002
                                                     --------------------------------------------------------------------------
                                                           United                              South
                                                           States              Norway         East Asia              Total
                                                     ---------------       -----------     --------------       --------------
 Long-lived assets:
      Investments in operating leases, net           $    52,446,413       $73,279,260     $   68,803,816       $   194,529,489
                                                     ===============       ===========     ==============       ===============
      Investments in joint ventures                  $                     $       -       $    3,367,129       $     3,367,129
                                                     ===============       ===========     ==============       ===============

(17) Selected Quarterly Financial Data (Unaudited)

         The following table is a summary of selected financial data, by quarter, for the years ended December 31, 2004, 2003 and 2002:

                                                                             Quarters Ended in 2004
                                                      ---------------------------------------------------------------------------
                                                        March 31,           June 30,         September 30,        December 31,
                                                        (Restated)         (Restated)         (Restated)          (Restated)
                                                     ----------------      ----------      --------------       ----------------
 Revenue                                             $     8,963,531       $9,080,922      $    7,676,185       $     7,519,678
                                                     ===============       ==========      ==============       ===============
 Net income (loss) allocable to additional members   $        89,670      $   153,512      $     (440,576)      $       179,804
                                                     ===============       ==========      ==============       ===============
 Net income (loss) per weighted average
      additional member shares                       $          0.91       $     1.55      $        (4.48)      $          1.84
                                                     ===============       ==========      ==============       ===============

                                                                                Quarters Ended in 2003
                                                     ---------------------------------------------------------------------------
                                                         March 31,          June 30,        September 30,        December 31,
                                                        (Restated)        (Restated)        (Restated)           (Restated)
                                                     ---------------       ----------      --------------       ----------------

 Revenue                                             $     8,748,027       $8,746,486      $    8,950,551       $     8,536,992
                                                     ===============       ==========      ==============       ===============
 Net (loss) income allocable to additional members   $      (594,185)      $ (363,342)     $     (152,471)      $       324,099
                                                     ===============       ==========      ==============       ===============
 Net (loss) income per weighted average
   additional member shares                          $         (8.76)      $    (3.76)     $        (1.54)      $          5.41
                                                     ===============       ==========      ==============       ===============

                                                                                Quarters Ended in 2002
                                                     ---------------------------------------------------------------------------
                                                                                                                   December 31,
                                                          March 31,          June 30,       September 30,          (Restated)
                                                     ---------------       ----------      --------------       ---------------
 Revenue                                             $       652,023       $  739,312      $    2,878,634       $     7,183,580
                                                     ===============       ==========      ==============       ===============
 Net income (loss) allocable to additional members   $       159,266       $  (93,271)     $     (207,849)      $    (1,814,453)
                                                     ===============       ==========      ==============       ===============
 Net income (loss) per weighted average
      additional member shares                       $         16.40       $    (4.27)     $       (6.00)       $        (73.54)
                                                     ===============       ==========      ==============       ===============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         During the year ended December 31, 2004 we had no disagreements with our accountants on any matters of accounting or financial reporting.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

     This Annual Report on Form 10-K for the year ended December 31, 2004 includes restated consolidated financial statements for the years ended December 31, 2003 and 2002 in order to correct our previously issued historical consolidated financial statements at December 31, 2003 and 2002 and for the years then ended, initially filed with the SEC on March 30, 2004 and March 31, 2003, respectively. During the preparation of our consolidated financial statements for the year ended December 31, 2004, it was determined that we did not account for three interest rate swap transactions entered into during 2002. Additionally, during the review process we determined that the accounting treatment of certain lease transactions, consisting primarily of incorrect lease termination dates and the capitalization of certain expenses related to these transactions was incorrect. We have restated our consolidated balance sheet at December 31, 2002 to reflect total assets of $209,483,843 (instead of $209,646,396), total liabilities of $163,145,325 (instead of $161,907,586) and total members' equity of $46,338,518 (instead of $47,738,810). For the year ended December 31, 2002, we restated our consolidated statement of operations to reflect a net loss of $1,976,068 (instead of $575,776), a net loss allocable to additional members of $1,956,307 (instead of $570,018) and a net loss per weighted average additional member share outstanding of $67.41 (instead of $19.64). We restated our consolidated balance sheet at December 31, 2003 to reflect total assets of $212,717,298 (instead of $212,905,177), total liabilities of $138,874,350 (instead of $137,751,308) and total members' equity of $73,842,948 (instead of $75,153,869). For the year ended December 31, 2003, we restated our consolidated statement of operations to reflect a net loss of $793,837 (instead of $883,208), a net loss allocable to additional members of $785,899 (instead of $874,376) and a net loss per weighted average additional member share outstanding of $8.65 (instead of $9.63).

     As a result of discovering the incorrect accounting treatment of the transactions described above, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Chief Executive Officer and its Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. As part of their evaluation, they reviewed the circumstances surrounding the delay in filing this Annual Report on Form 10-K and the restatement of our previously issued financial statements for the years ended December 31, 2002 and 2003. As we previously reported in our Current Report on Form 8-K dated May 18, 2006, we delayed the filing of this Annual Report on Form 10-K, the Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005, September 30, 2005 and March 31, 2006 pending completion by our accountants, Hays & Company LLP, of the re-audit of our 2002 financial statements that were audited by our prior accountants.

     Our Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our Manager's disclosure controls and procedures were not effective as of December 31, 2004 to properly record the correct accounting treatment for the transactions described above.

     While evaluating our Manager's disclosure controls and procedures, our Manager recognized that greater internal controls were needed to aid in a more thorough review and efficient closing of our financial statements, thereby requiring our Manager to hire additional skilled accounting staff to support the senior vice president of accounting hired by our Manager at the end of the third quarter of 2004. Accordingly, our Manager hired two additional accounting staff members during 2005 that are certified public accountants and experienced with public reporting entities. Our Manager will continue to evaluate its disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our Manager's opinion, to ensure the adequacy of our Manager's disclosure controls and procedures.

     Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our Manager's disclosure controls and procedures were effective as of the filing date of this Annual Report.

    It should be noted that in designing and evaluating our Manager's disclosure controls and procedures, our Manager recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our Manager's disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

     Our Manager's Chief Executive Officer and Principal Financial and Accounting Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this report.

Item 9B. Other Information

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant's Manager

     Our Manager, ICON Capital Corp., a Connecticut corporation, was formed in 1985. The Manager's principal offices are located at 100 Fifth Avenue, 4th Floor, New York, New York 10011, and the telephone number is (212) 418-4700. The officers of our Manager have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to leases and full financing transactions.

     Our Manager is engaged in a broad range of equipment leasing and financing activities. Through its sales representatives and through various broker relationships throughout the United States, the Manager offers a broad range of equipment leasing services.

     Our Manager performs certain services relating to the management of our equipment. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

  Our Manager's Officers and Directors are:

           Name          Age             Position
           -----         ----            --------
 Beaufort J. B. Clarke    59       Chairman, Chief Executive Officer and Director
 Paul B. Weiss            45       President and Director
 Thomas W. Martin         52       Chief Operating Officer, Chief Financial Officer and
                                      Director

     Beaufort J. B. Clarke has been our Chairman, Chief Executive Officer and Director since August of 1996. He was our President from August of 1996 until
December  31,  1998.  Prior to his present  positions,  Mr.  Clarke was founder,
President and Chief Executive Officer of Griffin Equity Partners, Inc. (a purchaser of equipment leasing portfolios) from October 1993 through August 1996. Prior to that, Mr. Clarke was President of Gemini Financial Holdings, Inc. (an equipment leasing company) from June 1990 through September 1993. Previously, Mr. Clarke was a Vice President of AT&T Systems Leasing. Mr. Clarke formerly was an attorney with Shearman and Sterling. Mr. Clarke received his B.A. from George Washington University and a J.D. degree from the University of South Carolina. Mr. Clarke has been in the equipment leasing business, as a business person and lawyer, since 1979.

     Paul B. Weiss has been our President and Director since January 1, 1999. Mr. Weiss was our Director and Executive Vice President responsible for lease acquisitions from November of 1996 until December 31, 1998. Mr. Weiss served as Executive Vice President and co-founder of Griffin Equity Partners, Inc. from October of 1993 through November of 1996. Prior to that, Mr. Weiss was Senior Vice President of Gemini Financial Holdings, Inc. from 1991 to 1993 and Vice President of Pegasus Capital Corporation (an equipment leasing company) from 1988 through 1991. Mr. Weiss has a B.A. in Economics from Connecticut College. Mr. Weiss has been in the equipment leasing business since 1988.

     Thomas W. Martin, has been our Chief Operating Officer since February 2006 and has been our Chief Financial Officer and Director (and Director, President and Treasurer of the dealer-manager as well) since August of 1996. Mr. Martin was the Executive Vice President, Chief Financial Officer and a co-founder of Griffin Equity Partners, Inc. from October 1993 to August 1996. Prior to that, Mr. Martin was Senior Vice President of Gemini Financial Holdings, Inc. from April 1992 to October 1993 and he held the position of Vice President at Chancellor Corporation (an equipment leasing company) for 7 years. Mr. Martin has a B.S. degree from University of New Hampshire. Mr. Martin has been in the equipment leasing business since 1983.

Code of Ethics

     Our Manager, on our behalf, has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is available free of charge by requesting it in writing from our Manager. Our Manager's address is 100 Fifth Avenue, 4th Floor, New York, New York 10011.

Item 11. Executive Compensation

     We have no directors or officers. Our Manager and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2004, 2003 and 2002.

                                                                                                        2003               2002
          Entity                    Capacity                 Description              2004          (Restated)          (Restated)
  -------------------        ---------------------     ---------------------     ------------      ---------------     -------------
 ICON Capital Corp.          Manager                   Organization and
                                                          offering expenses      $          -      $       626,083     $   1,521,620
                                                                                 ============      ===============     =============
 ICON Securities Corp.       Managing broker-dealer    Underwriting fees         $          -      $       834,777     $   1,101,912
                                                                                 ============      ===============     =============
 ICON Capital Corp.          Manager                   Acquisition fees          $     51,632      $     1,776,676     $   6,780,518
                                                                                 ============      ===============     =============
 ICON Capital Corp.          Manager                   Management fees           $  2,109,282            1,897,722           604,003
                                                                                 ============      ===============     ============
 ICON Capital Corp.          Manager                   Administrative
                                                       expense reimbursements    $  1,139,479      $       834,089     $     241,597
                                                                                 ============      ===============     =============

     Our Manager also has a 1% interest in our profits, losses and distributions. We paid distributions to our Manager of $89,744, $80,356 and $22,036, respectively, for the years ended December 31, 2004, 2003 and 2002. Additionally, our Manager's interest in our net loss was $178, $7,938 and $19,761, respectively, for the years ended December 31, 2004, 2003 and 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

     (a) We are a limited liability company and therefore do not have voting shares of stock. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

     (b) As of June 15, 2006, Directors and Officers of our Manager do not own any of our equity securities.

     (c) The Manager owns an interest which represents which represents initially a 1% and potentially a 10% interest in our income, gain and losses (the "Manager Interest"). The Manager owns 100% of our Manager Interest.

Item 13. Certain Relationships and Related Transactions

     See Item 11 for a discussion of our related party transactions. See Notes 6 and 12 to our financial statements for a discussion of our investments in joint ventures and transactions with related parties.

Item 14. Principal Accountant Fees and Services

     During the years ended December 31, 2004 and 2003, our auditors provided audit services relating to our annual report on Form 10-K and our quarterly reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work. Their fees are shown in the table below:

                                                 2003               2002
                                2004          (Restated)         (Restated)
                            ---------        -------------       ----------
 Audit fees                 $  81,100        $      20,125      $         -
 Audit related fees                -                     -                -
 Tax fees (for compliance)     17,550                    -                -
                            ---------        -------------      -----------
                            $  98,650        $      20,125      $         -
                            =========        =============      ===========

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

     (a) 1. Financial Statements

         See index to financial statements included as Item 8 to this Annual Report on Form 10-K hereof.

         2. Financial Statement Schedules

          Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

         3. Exhibits:

          10.1 Commercial Loan Agreement, by and between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC, dated as of August 31, 2005 (incorporated herein by reference to Exhibit 10.1 to ICON Income Fund Nine's Current Report on Form 8-K, filed September 7, 2005).

          31.1 Rule 13a-14(a)/15d-14(a) certifications.

          31.2 Rule 13a-14(a)/15d-14(a) certifications.

          32.1 Certification pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (c) 1.  Financial Statements of ICON Aircraft 126, LLC

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Income Fund Nine, LLC File No. 000-50217 (Registrant) by its Manager, ICON Capital Corp.

/s/ Beaufort J.B. Clarke
---------------------------------------------------
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
Sole Manager of the Registrant

Date: July 19, 2006

/s/ Beaufort J.B. Clarke
---------------------------------------------------
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 19, 2006

/s/ Paul B. Weiss
---------------------------------------------------
Paul B. Weiss
President and Director

Date: July 19, 2006

/s/ Thomas W. Martin
---------------------------------------------------
Thomas W. Martin
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to
Section 12 of the Act.

No annual report or proxy material has been sent to security holders. An annual report will be sent to the members and a copy will be forwarded to the Commission.

                              ICON Aircraft 126 LLC
                     (A Delaware Limited Liability Company)

                        Consolidated Financial Statements

                                December 31, 2004

                   (With Independent Auditor's Report Thereon)

                              ICON Aircraft 126 LLC

                                Table of Contents




Independent Auditor's Report . . . . . . . . . . . . . . . . . . . . . . . 1


Consolidated Balance Sheet at December 31, 2004  .  .  .  .  . .  .  .  .  2

Consolidated Statement of Income and Changes in
   Members' Equity for the year ended December 31, 2004  .  .  .  .  .  .  3

Consolidated Statement of Cash Flows for the year ended December 31, 2004  4

Notes to Consolidated Financial Statements  .  .  .  . .  .  .  .  .  . .  5 - 7

                          INDEPENDENT AUDITOR'S REPORT


The Partners
ICON Aircraft 126 LLC

We have audited the consolidated balance sheet of ICON Aircraft 126 LLC and subsidiary as of December 31, 2004, and the related consolidated statements of income, changes in members' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Aircraft 126 LLC and subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



/s/  Hays & Company LLP

March 14, 2005
New York, New York

                              ICON Aircraft 126 LLC
                     (A Delaware Limited Liability Company)
                           Consolidated Balance Sheet
                                December 31, 2004


                                     ASSETS

Investment in operating lease:
   Equipment, at cost                                         $      77,523,584
   Accumulated depreciation                                         (12,116,200)
                                                              -----------------

     Total investment in operating lease                             65,407,384

Other assets                                                          1,244,550
                                                              -----------------

Total assets                                                  $      66,651,934
                                                              =================



                         LIABILITIES AND MEMBERS' EQUITY

Notes payable - non-recourse                                  $      58,587,566
Accrued interest payable                                                289,474
Other liabilities                                                         8,030
                                                              -----------------

Total liabilities                                                    58,885,070

Commitments and contingencies

Members' equity                                                       7,766,864
                                                              -----------------

Total liabilities and members' equity                         $      66,651,934
                                                              =================


See accompanying notes to consolidated financial statements.

                              ICON Aircraft 126 LLC
                     (A Delaware Limited Liability Company)
         Consolidated Statement of Income and Changes in Members' Equity
                          Year Ended December 31, 2004



Revenue:
   Rental income                                   $       8,340,000
                                                   -----------------

Expenses:
   Depreciation expense                                    4,325,287
   Interest expense                                        3,332,187
   Amortization of loan origination fees                      56,400
                                                   -----------------

     Total expenses                                        7,713,874
                                                   -----------------

Net income                                                   626,126

Members' equity, beginning of year                         7,140,738
                                                   -----------------

Members' equity, end of year                       $       7,766,864
                                                   =================

See accompanying notes to consolidated financial statements.

                              ICON Aircraft 126 LLC
                     (A Delaware Limited Liability Company)
                      Consolidated Statement of Cash Flows
                          Year Ended December 31, 2004



Cash flows from operating activities:
   Net income                                                   $      626,126
     Adjustments to reconcile net income to
       net cash provided by operating activities:
     Rental income paid directly to lenders by lessees              (8,340,000)
     Depreciation expense                                            4,325,287
     Interest expense on non-recourse financing paid directly
       to lender by lessee                                           3,042,713
     Accrued interest expense                                          289,474
     Amortization of loan origination fees                              56,400
                                                                --------------

Net cash provided by operating activities                                    -
                                                                --------------

Net increase in cash                                                         -
Cash, beginning of the year                                                  -
                                                                --------------

Cash, end of the year                                           $            -
                                                                ==============



Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                       $            -
                                                                ==============

Supplemental disclosure of non-cash financing activities:
   Principal and interest on operating lease paid directly
      to lender by lessee                                       $    8,340,000
                                                                ==============

See accompanying notes to consolidated financial statements.

                              ICON Aircraft 126 LLC
                     (A Delaware Limited Liability Company)
                    Notes To Consolidated Financial Statements
                                December 31, 2004

(1)     Organization

     ICON Aircraft 126 LLC (the "Company") was formed March 4, 2002 as a Delaware limited liability company. The Company is a joint venture between two affiliates; ICON Income Fund Eight B L.P. ("Fund Eight B"), and ICON Income Fund Nine LLC ("Fund Nine"). Fund Eight B and Fund Nine each have a 50% ownership interest in the Company's profits, losses, cash distributions and distribution proceeds are allocated equally to Fund Eight B and Fund Nine.

     The primary business purpose of the Company was to acquire all of the outstanding shares of Delta Aircraft Leasing Limited ("D.A.L."), a Cayman
Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which is on lease to Cathay Pacific through March 2006. The stock was acquired as of March 4, 2002 for a total purchase price of $75,287,782 which was comprised of $4,250,000 in cash and the assumption of $71,037,782 of non-recourse debt. The lenders have a security interest in the aircraft and an assignment of the rentals under the lease.

     The general partner/Manager of the both the Company's members is ICON Capital Corp. (the "Manager"), a Connecticut corporation. The Manager manages and controls the business affairs of the Company's assets under the terms of separate management agreements with Fund Eight B and Fund Nine. The Company paid the Manager $2,235,802 in acquisition fees in connection with the acquisition of the D.A.L. shares.

(2)    Summary of Significant Accounting Policies

     Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

     Investment in Operating Leases

     Operating leases are stated at cost less accumulated depreciation. Depreciation is being provided for using the straight-line method over the term of the related equipment lease to its estimated residual value at lease end. Upon final disposition of the equipment, the cost and related accumulated depreciation will be removed from the accounts and the resulting profit or loss will be reflected in the consolidated statement of operations. Revenues from operating leases are recognized on a straight line basis over the lives of the related leases.

     Asset Impairments

     The Company's asset portfolio is periodically reviewed, at least annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. In such circumstances the Company will estimate the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the cash inflows expected to be generated by an asset less the cash outflows expected to be necessary to obtain those inflows. An impairment loss will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

                              ICON Aircraft 126 LLC
                     (A Delaware Limited Liability Company)
                    Notes To Consolidated Financial Statements
                                December 31, 2004

(2)    Summary of Significant Accounting Policies - continued

     The events or changes in circumstances which generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than our carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the remaining obligation to the lender and our residual position in the asset. Generally in the latter situation, the residual position relates to equipment subject to third party notes payable where the lessee remits their rental payments directly to the lender and we do not recover our residual position until the note payable is repaid in full.

     Income Taxes

     The Company is taxed as a partnership for Federal income tax reporting purposes. No provision for income taxes has been recorded since the liability for such taxes is that of each member rather than the Company. The Company's income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any could adjust the individual income taxes of the members.

     Revenue Recognition

     The Company leases its equipment to a single lessee and accounts for this lease as an operating lease. Initial direct costs of $2,235,802 have been capitalized as a component of the cost of the equipment and are being depreciated.

     Rental income is recognized on the straight line method over the lease term. Billed and uncollected operating lease receivables are included in other assets. Deferred income is the difference between the timing of the cash payments and the income recognized on a straight line basis.

         Fair Value of Financial Instruments

     Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Values of Financial Instruments," requires disclosures about the fair value of financial instruments, except for lease related assets and liabilities. Separate disclosure of fair value information at December 31, 2004 and 2003 with respect to the Company's assets and liabilities is not separately provided since
(i) SFAS No. 107 does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of other liabilities approximates market value. The estimated fair value of the Company's non-recourse notes payable at December 31, 2004 is approximately $57,989,000.

         Use of Estimates

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

                              ICON Aircraft 126 LLC
                     (A Delaware Limited Liability Company)
                    Notes To Consolidated Financial Statements
                                December 31, 2004

(2)    Summary of Significant Accounting Policies - continued

         Recent Accounting Pronouncements

     During December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in Opinion 29, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS 153 to have an impact on our financial position or results of operations.

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.


(3)    Investment in Operating Leases

     The Company's sole asset is its investment in an Airbus 340-313Y aircraft on lease to Cathay Pacific through March 2006. The current lease provides for annual rents of $8,340,000.

         Non-cancelable minimum annual amounts due on the investment in operating lease is as follows at December 31, 2004:

             Year Ending
            December 31,
                2005                  $       8,340,000
                2006                  $       2,085,000

(4)    Note Payable - Non-Recourse

         The note payable - non-recourse is being paid directly to the lender by the lessee, is due during March 2006, with a $52,850,000 balloon payment due at maturity and accrues interest at 5.39% per annum.

         Principal maturities of the Company's note payable - non-recourse consist of following at December 31, 2004:

               Year Ending
               December 31,
                  2005                   $   4,713,407
                  2006                      53,874,159
                                         -------------

                                         $  58,587,566