Form 10-Q
period 2005-03-31
ICON INCOME FUND NINE LLC
filed 2006-11-13
CIK 1157522

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended                               March 31, 2005
                       ---------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from                to
                                           ---------------   -------------------
Commission File Number                               000-50217
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ x ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

Number of outstanding limited liability company shares of the registrant on October 31, 2006 is 98,122.

                           ICON Income Fund Nine, LLC
                                Table of Contents



PART I - FINANCIAL INFORMATION                                                          Page

     Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at March 31, 2005 (Unaudited)
           and December 31, 2004                                                          1

         Condensed Consolidated Statements of Operations for the Three Months
           Ended March 31, 2005 and 2004 (Unaudited)                                      3

         Condensed Consolidated Statement of Changes in Members' Equity for the
           Three Months Ended March 31, 2005 (Unaudited)                                  4

         Condensed Consolidated Statements of Cash Flows for the Three Months Ended
           March 31, 2005 and 2004 (Unaudited)                                            5

         Notes to Condensed Consolidated Financial Statements (Unaudited)                 7

     Item 2. Manager's Discussion and Analysis of Financial Condition and
              Results of Operations                                                      18

     Item 3. Quantitative and Qualitative Disclosures About Market Risk                  25

     Item 4. Controls and Procedures                                                     25

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                          26

     Item 1A. Risk Factors                                                               26

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                27

     Item 3.  Defaults Upon Senior Securities                                            27

     Item 4.  Submission of Matters to a Vote of Security Holders                        27

     Item 5.  Other Information                                                          27

     Item 6.  Exhibits                                                                   28

     Signatures                                                                          29



                         PART I -FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                                 (Unaudited)
                                                  March 31,        December 31,
                                                    2005              2004
                                                --------------    -------------

 Cash and cash equivalents                      $   1,206,752     $   3,449,768
                                                -------------     -------------

 Investments in finance leases:
      Minimum rents receivable                     18,060,546        19,125,597
      Estimated unguaranteed residual values        1,753,811         1,753,811
      Initial direct costs, net                       214,926           250,475
      Unearned income                              (2,201,319)       (2,575,125)
                                                -------------     -------------

         Net investments in finance leases         17,827,964        18,554,758
                                                -------------     -------------

 Investments in operating leases:
      Equipment, at cost                          198,821,606       198,825,080
      Accumulated depreciation                    (54,889,707)      (49,595,834)
                                                -------------     -------------

         Net investments in operating leases      143,931,899       149,229,246
                                                -------------     -------------

 Investments in joint ventures                      5,755,146         5,770,341
 Investments in unguaranteed residual values        4,408,096         4,440,907
 Due from Manager and affiliates                      303,714           250,698
 Interest rate swap contracts                         724,051           268,496
 Other assets, net                                  2,502,438         2,136,241
                                                -------------     -------------

         Total assets                           $ 176,660,060     $ 184,100,455
                                                =============     =============


See  accompanying  notes to condensed  consolidated  financial  statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                      Condensed Consolidated Balance Sheets

                         LIABILITIES AND MEMBERS' EQUITY



                                                            (Unaudited)
                                                              March 31,        December 31,
                                                                2005              2004
                                                            -------------     -------------
 Notes payable - non-recourse                              $  110,152,043     $ 117,261,455
 Notes payable - recourse                                       1,310,000                -
 Accrued expenses and other liabilities                           629,937           454,363
 Deferred rental income                                         1,304,102           671,928
 Due to Manager and affiliates                                    188,720           677,187
 Minority interest                                                615,904           579,719
                                                            -------------     -------------

      Total liabilities                                       114,200,706       119,644,652
                                                            -------------     -------------


 Commitments and contingencies

 Members' equity:
     Manager (one share outstanding, $1,000 per share
        original issue price)
                                                                 (238,096)         (219,016)
     Additional Members (98,239 and 98,348 shares
        outstanding,$1,000 per share original issue price)     62,697,450        64,674,819
                                                            -------------     -------------

      Total members' equity                                    62,459,354        64,455,803
                                                            -------------     -------------


      Total liabilities and members' equity                 $ 176,660,060     $ 184,100,455
                                                            =============     =============


See  accompanying  notes to condensed  consolidated  financial  statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                 Condensed Consolidated Statements of Operations
                      For the Three Months Ended March 31,
                                   (Unaudited)


                                                            2005          2004
                                                         ----------    ----------

 Revenue:
      Rental income                                      $7,200,020    $8,486,433
      Finance income                                        373,806       366,850
      Income from investments in joint ventures             165,122        79,666
      Interest and other income                               3,721        30,582
                                                         ----------    ----------

         Total revenue                                    7,742,669    8,963,531
                                                         ----------    ----------

 Expenses:
      Depreciation and amortization                       5,329,422     6,124,632
      Interest                                            1,136,139     1,747,706
      Management fees - Manager                             503,725       562,533
      Administrative expense reimbursements - Manager       306,052       225,013
      General and administrative                            128,040       187,727
      Minority interest                                      12,184        25,344
                                                         ----------    ----------

         Total expenses                                   7,415,562     8,872,955
                                                         ----------    ----------

 Net income                                              $  327,107       $90,576
                                                         ==========    ==========

 Net income allocable to:
      Additional Members                                 $  323,836    $   89,670
      Manager                                                 3,271          906
                                                         ----------    ----------

                                                         $  327,107    $   90,576
                                                         ==========    ==========

 Weighted average number of Additional Members'
      shares outstanding                                     98,328        98,933
                                                         ==========    ==========

 Net income per weighted average Additional
      Members' share outstanding                         $     3.29    $     0.91
                                                         ==========    ==========


See  accompanying  notes to condensed  consolidated  financial  statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
              Consolidated Statement of Changes in Members' Equity
                    For the Three Months Ended March 31, 2005
                                   (Unaudited)

                                                                                             Total
                                         Additional      Additional                          Members'
                                       Member Shares       Members          Manager          Equity
                                       -------------    -----------        ---------       -----------


 Balance, January 1, 2005                    98,348      $64,674,819       $(219,016)      $64,455,803

 Additional members' shares redeemed          (109)          (88,414)              -           (88,414)
 Cash distributions to members                    -       (2,212,791)        (22,351)       (2,235,142)
 Net income                                       -          323,836           3,271           327,107
                                             ------      -----------        --------       -----------

 Balance, March 31, 2005                     98,239       62,697,450        (238,096)       62,459,354
                                             ======      ===========       =========       ===========


See  accompanying  notes to condensed  consolidated  financial  statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                 Condensed Consolidated Statements of Cash Flows
                      For the Three Months Ended March 31,
                                   (Unaudited)

                                                                                     2005             2004
                                                                                ------------      -----------
 Cash flows from operating activities:
      Net income                                                                $    327,107      $    90,576
      Adjustments to reconcile net income to net cash provided by operating activities:
            Rental income paid directly to lenders by lessees                     (6,672,528)      (7,924,037)
            Finance income                                                          (373,806)        (366,850)
            Income from investments in joint ventures                               (165,122)         (79,666)
            Depreciation and amortization                                          5,329,422        6,124,632
            Interest expense on non-recourse financing paid directly
               to lenders by lessees                                               1,577,710        1,727,548
            Change in fair value of interest rate swap contracts                    (455,555)               -
            Minority interest in joint ventures                                       12,184           25,344
         Changes in operating assets and liabilities:
            Collection of principal - non-financed receivables                     1,112,594        1,160,814
            Due to/from Manager and affiliates, net                                   30,466           14,569
            Other assets, net                                                       (290,195)         (63,272)
            Accrued expenses and other liabilities                                   175,574            2,043
            Deferred rental income                                                     6,897                -
                                                                                ------------      -----------


 Net cash provided by operating activities                                           614,748          711,701
                                                                                ------------      -----------

 Cash flows from investing activities:
      Proceeds from sales of equipment                                                32,811                -
      Investment in operating leases                                                (571,949)               -
      Investment in finance leases                                                         -         (199,487)
      Loans and advances to affiliates                                            (1,500,000)               -
      Distributions to minority interest in joint venture                                  -         (227,165)
      Distributions received from joint ventures                                     194,930                -
                                                                                ------------      -----------

 Net cash used in investing activities                                            (1,844,208)        (426,652)
                                                                                ------------      -----------

 Cash flows from financing activities:
      Cash distributions paid to members                                          (2,235,142)      (2,131,276)
      Proceeds from recourse borrowings                                            1,310,000                -
      Cash paid for additional members' interests redeemed                           (88,414)         (96,445)
                                                                                ------------      -----------

 Net cash used in financing activities                                            (1,013,556)      (2,227,721)
                                                                                ------------      -----------

 Net decrease in cash and cash equivalents                                        (2,243,016)      (1,942,672)
 Cash and cash equivalents, beginning of period                                    3,449,768       14,651,555
                                                                                ------------      -----------

 Cash and cash equivalents, end of the period                                   $  1,206,752      $12,708,883
                                                                                ============      ===========

See  accompanying  notes to condensed  consolidated  financial  statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                 Condensed Consolidated Statements of Cash Flows
                      For the Three Months Ended March 31,
                                   (Unaudited)


                                                                                          2005          2004
                                                                                       ----------    ----------
 Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                         $   13,984    $   20,158
                                                                                       ==========    ==========

 Supplemental disclosure of non-cash investing and financing activities:
      Principal and interest paid on non-recourse notes payable
         paid directly to lenders by lessees                                           $8,617,951    $9,233,971
                                                                                       ==========    ==========
      Other assets acquired from affiliate in exchange
         for amounts owed                                                              $  755,000    $        -
                                                                                       ==========    ==========
      Interest in finance lease acquired from affiliate in
         exchange for amounts owed                                                     $  745,000    $        -
                                                                                       ==========    ==========

See  accompanying  notes to condensed  consolidated  financial  statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

(1)    Basis of Presentation and Consolidation

     The accompanying condensed consolidated financial statements of ICON Income Fund Nine, LLC (the "LLC") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Manager, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC's Annual Report on Form 10-K for the year ended December 31, 2004. The results for the interim period are not necessarily indicative of the results for the full year.

     The condensed consolidated financial statements include the accounts of the
LLC  and  its  majority  owned  subsidiaries.   All  intercompany  accounts  and
transactions have been eliminated in consolidation.

     The LLC accounts for its noncontrolling interests in joint ventures where the LLC has influence on financial and operational matters, generally greater than 5% but less than 50% ownership interest, under the equity method of accounting. In such cases, the LLC's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. The LLC accounts for investments in joint ventures where the LLC has virtually no influence over financial and operational matters using the cost method of accounting. In such cases, the LLC's original investments are recorded at cost and any distributions received are recorded to operations. All of the LLC's investments in joint ventures are subject to its impairment review policies.

     In joint ventures where the LLC's ownership interest is majority owned, minority interest represents the minority owner's proportionate share of its equity in the joint venture. The minority interest is adjusted for the minority owner's share of the earnings, losses and distributions of the joint venture.

(2)    Organization

     The LLC was formed on July 11, 2001 as a Delaware limited liability company. The LLC is engaged in one business segment, the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. The LLC will continue until December 31, 2020, unless terminated sooner.

     The Manager of the LLC is ICON Capital Corp. (the "Manager"), a Connecticut corporation. The Manager manages and controls the LLC's business affairs, including, but not limited to, the equipment leases and financing transactions under the terms of a Limited Liability Company Agreement with the LLC (the "LLC Agreement"). Additionally, the Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

(2)    Organization - continued

     The LLC invested most of the net proceeds from its offering in items of equipment that are subject to a lease. After the net offering proceeds were invested, additional investments were made with the cash generated from the LLC's initial investments to the extent that cash is not needed for expenses, reserves and distributions to members. The investment in additional equipment in this manner is called "reinvestment." The LLC anticipates purchasing equipment from time to time for approximately the next three years. This time frame is called the "reinvestment period," which may be extended, in the Manager's discretion, up to an additional three years. After the reinvestment period, the LLC will then sell its assets in the ordinary course of business during a time frame called the "liquidation period."

     Members' capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the additional members and 1% to the Manager until each additional member has received cash distributions  and  liquidation  proceeds  sufficient  to reduce their  adjusted capital contributions account to zero and received, in addition, other distributions and allocations which would provide an 8% per annum cumulative return on their outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the additional members and 10% to the Manager.

     Certain reclassifications have been made to the accompanying condensed consolidated financial statements for the three month period ended March 31, 2004 to conform to the current period presentation.

(3)      Summary of Significant Accounting Policies

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the allowance for doubtful accounts, unguaranteed residual values, depreciation and amortization, and impairment losses. Actual results could differ from those estimates.

(4)    Investments in Finance Leases

     On March 28, 2005, ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), an affiliated entity, assigned its entire 50% interest in a finance lease with EKA Chemicals, Inc. ("EKA") to the LLC for $745,000. This assignment was made in order for L.P. Seven to repay its outstanding debt obligation to the LLC as required by the Contribution Agreement (see Note 8). This amount represented the fair value of L.P. Seven's interest in its lease with EKA on March 28, 2005, based upon expected future cash flows. The first installment payment in the amount of $372,500 was received on July 1, 2005, from EKA. During December 2005, the LLC received the final installment payment from EKA.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

(5)    Investments in Operating Leases

         Investments in operating leases consist of the following at March 31, 2005 and December 31, 2004:


                                                                  (Unaudited)
                                                                   March 31,      December 31,
                                                                     2005            2004
                                                                  ------------    ------------
 Aircraft                                                         $ 97,161,029     $97,161,029
 Cargo vessels                                                      75,664,671      75,664,671
 Co-generation facility                                             15,787,934      15,787,934
 Railcars                                                            5,631,436       5,631,436
 Material handling, telecommunication and computer equipment         4,576,536       4,580,010
                                                                  ------------    ------------

                                                                   198,821,606     198,825,080
 Accumulated depreciation                                          (54,889,707)    (49,595,834)
                                                                  ------------    ------------

                                                                  $143,931,899    $149,229,246

     Effective March 14, 2006, the LLC extended the terms of the bareboat charter with Wilhelmsen Lines Shipowning AS ("Wilhelmsen") through December 22, 2013 and refinanced the related non-recourse debt. As part of the non-recourse debt refinancing, the LLC borrowed approximately $21,753,000 of additional non-recourse debt and expensed approximately $417,000 of loan origination costs associated with the original non-recourse debt. The principal amount of refinanced non-recourse debt is $51,000,000 and matures on December 22, 2013. The non-recourse debt has quarterly payments ranging from $450,000 to $800,000 and accrues interest at the London Interbank Offered Rate ("LIBOR") plus 1.50% per year. Simultaneously with the execution of the refinanced non-recourse debt the LLC entered into interest rate swap agreements to fix the interest rate at 7.02% per year. The lender has a security interest in the leased equipment and an assignment of the rental payments under the lease. At September 30, 2006, the LLC accrued approximately $130,000 in legal fees which was capitalized to other assets.

     Effective June 7, 2006, the LLC entered into a lease extension with Cathay Pacific Airways Limited ("Cathay") through December 1, 2011. Simultaneously with the lease extension, the owner trustee refinanced the non-recourse debt, which had an outstanding principal balance of $44,363,166. The refinanced non-recourse debt has monthly payments of approximately $545,000 through May 2010 and monthly payments of approximately $495,000 through December 2011 and accrues interest at LIBOR plus 0.80% per year. The refinanced non-recourse debt matures on December 1, 2011 and has a balloon payment of approximately $11,550,000. The variable interest rate of the refinanced debt was fixed under the debt agreement effective August 1, 2006 at a rate of 6.85%. The lender has a security interest in the leased equipment and an assignment of the rental payments under the lease. At September 30, 2006, the LLC accrued approximately $80,000 in legal fees which was capitalized to other assets.

(6)    Joint Ventures

     The joint venture described below is majority owned and consolidated with the LLC.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

(6)      Joint Ventures - continued

ICON/Kenilworth LLC

     During May 2002, the LLC and ICON Income Fund Eight B L.P. ("Fund Eight B") formed ICON/Kenilworth LLC ("Kenilworth") for the purpose of acquiring a natural gas-fired 25MW co-generation facility (the "Facility") on lease to Schering-Plough Corporation until July 1, 2004, which was subsequently extended through July 1, 2009. The LLC paid approximately $7,989,500 for its investment in Kenilworth. The LLC and Fund Eight B had ownership interests of 95% and 5%, respectively.

     On December 1, 2004, Fund Eight B transferred its entire 5% ownership interest in Kenilworth to the LLC in exchange for a 25.87% interest in ICON SPK 2023-A LLC ("SPK 2023-A"). The Manager determined the fair value of the Kenilworth interest and the SPK 2023-A interest was approximately $488,000 and was based upon its knowledge of current market conditions and a recent appraisal received for Kenilworth.

     On April 20, 2006, the Facility was sold to a third party for approximately $4,800,000 in cash. The LLC incurred a loss of approximately $2,600,000 on the sale of this equipment.

     The joint ventures described below are minority owned by the LLC and accounted for under the equity method.

ICON Global Crossing II, LLC

     On September 28, 2006, the LLC along with ICON Income Fund Ten, LLC ("Fund Ten"),an affiliate of the Manager, formed ICON Global Crossing II, LLC ("Global Crossing II"), with original ownership interests of approximately 17% and 83%, respectively. The total capital contributions made to ICON Global Crossing II were approximately $12,044,000 of which the LLC's share was approximately $2,000,000. Acquisition fees, payable to the Manager, in the amount of $60,000 were accrued at September 30, 2006.

     Simultaneously, Global Crossing II purchased state-of-the-art telecommunications equipment for $12,043,793. This equipment is subject to a lease with Global Crossing Telecommunications, Inc. and Global Crossing North American Networks, Inc. (collectively, "Global Crossing").

     On October 31, 2006, ICON Leasing Fund Eleven, LLC ("Fund Eleven"), also an affiliate of the Manager, made a capital contribution of $1,840,866 to Global Crossing II. The contribution changed the ownership interests for the LLC, Fund Ten and Fund Eleven at October 31, 2006 to 14.40%, 72.34% and 13.26%, respectively. The additional contribution was also used to purchase state-of-the-art telecommunications equipment subject to a lease with Global Crossing. The term of the lease is for 48 months beginning on November 1, 2006.

ICON Aircraft 126, LLC

     During  February  2002,  the LLC,  along  with Fund  Eight B,  formed  ICON
Aircraft 126 LLC ("ICON 126") for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited ("D.A.L."), a Cayman
Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which was on lease to Cathay through March 2006 and has been extended until July 1, 2011. The LLC and Fund Eight B each have ownership interests of 50% in ICON 126. ICON 126 consolidates the financial position and operations of D.A.L. in its consolidated financial statements.

     Simultaneously with the lease extension, ICON 126 refinanced the non-recourse debt associated with the aircraft that was scheduled to mature on March 27, 2006 and required a balloon payment of approximately $52,850,000. ICON 126 established, under the original lease, a reserve account totaling $582,509, which was used to reduce the balloon payment to $52,267,491. ICON 126 refinanced $52,267,491, which accrues interest at LIBOR plus 1.165%, matures on July 1, 2011 and has a balloon payment of approximately $32,000,000. The variable interest rate of the refinanced debt was fixed at 6.104% under the terms of the debt agreement on September 29, 2006, effective October 3, 2006.

     ICON 126 had a commitment with respect to its Cathay aircraft to pay 50% of the maintenance overhaul costs, which were incurred on or prior to March 27, 2006. ICON 126 had established a maintenance reserve cash account, which totaled approximately $1,354,000, at March 27, 2006, to pay for its portion of these costs. This account was funded in accordance with the terms of the original lease. The maintenance reserve cash account totaled approximately $906,000 at March 31, 2005.

     During September 2006, approximately $1,150,000 was paid for the maintenance costs. The excess cash remaining of approximately $228,000 (which includes interest accreted in the amount of approximately $27,000 through September 30, 2006), will be used to pay down the principal balance of the related non-recourse debt.

(7)    Notes Payable - Non-Recourse

     Notes payable non-recourse are comprised of the non-recourse debt incurred in connection with the bareboat charter with Wilhelmsen. Effective March 14, 2006, the LLC extended the terms of the bareboat charter with Wilhelmsen through December 22, 2013 and refinanced the related non-recourse debt. As part of the non-recourse debt refinancing, the LLC borrowed approximately $21,753,000 of additional non-recourse debt and will expense approximately $417,000 of loan origination costs associated with the original non-recourse debt. The principal amount of refinanced non-recourse debt is $51,000,000 and matures on December 22, 2013. The non-recourse debt has quarterly payments ranging from $450,000 to $800,000 and accrues interest at the LIBOR plus 1.50% per year. At September 30, 2006 the LLC accrued approximately $130,000 in legal fees which was capitalized to other assets.

     Along with the execution of the refinanced non-recourse debt pertaining to Wilhelmsen, the LLC entered into interest rate swap agreements to fix the interest rate at 7.02% per year. The LLC accounts for its interest rate swap contracts in accordance with Statement of Financial Accounting Standards No. 133, as amended, and recorded an asset at March 31, 2005 of $724,051.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

(7)    Notes Payable - Non-Recourse - continued

     The lease extension entered into with Cathay effective June 7, 2006, and lasting through December 1, 2011, was also refinanced by the owner trustee. The non-recourse debt, which had a then outstanding principal balance of $44,363,166, was refinanced and the non-recourse debt now has monthly payments of approximately $545,000 through May 2010 and monthly payments of approximately $495,000 through December 2011 and accrues interest at LIBOR plus 0.80% per year. The refinanced non-recourse debt matures on December 1, 2011 and has a balloon payment of approximately $11,550,000. The variable interest rate of the refinanced debt was fixed under the debt agreement effective August 1, 2006 at a rate of 6.85%. The lender has a security interest in the leased equipment and an assignment of the rental payments under the lease. At September 30, 2006, the LLC accrued approximately $80,000 in legal fees which was capitalized to other assets.

     At  March  31,  2005,  the  LLC's  total   non-recourse   debt  balance  is
$110,152,043.

(8)    Note Payable - Recourse

Comerica Line of Credit Agreement

     Through August 31, 2005, the LLC, along with certain of its affiliates, specifically L.P. Seven, ICON Income Fund Eight A L.P. and Fund Eight B (collectively, the "Initial Funds"), were parties to a $17,500,000 line of credit agreement (the "LOC Agreement") with Comerica Bank. Effective August 5, 2004, the LOC Agreement was amended to add Fund Ten as a borrower. The Initial Funds and Fund Ten are collectively referred to as the Borrowers.

     The LOC Agreement accrued interest, on all outstanding balances, at an interest rate equal to the Comerica Bank base interest rate plus 1% (6.75% at March 31, 2005). Under the terms of the line of credit agreement, the Borrowers may borrow money from Comerica Bank with all borrowings to be jointly and severally collateralized by (i) cash and (ii) the present values of certain rents receivable and equipment owned by the Borrowers. On December 6, 2004, the LOC Agreement with Comerica Bank was extended to December 30, 2005.

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

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

(8) Note Payable - Recourse - continued

     During the quarter ended March 31, 2005, the LLC paid Comerica Bank $1,500,000 of the outstanding obligations of L.P. Seven as required by the terms of the Contribution Agreement. As required under the terms of the Contribution Agreement, L.P. Seven was required to promptly repay the LLC for amounts paid on L.P. Seven's behalf. L.P. Seven did not have sufficient liquidity to repay the LLC and, accordingly, L.P. Seven assigned its rights to the profits, losses and cash flows from its investment in a limited partnership interest and its ownership interest in a direct finance lease as full repayment of amounts due to the LLC (See Notes 4, 9 and 10).

     Effective March 8, 2005, the Borrowers and Comerica Bank entered into a Seventh Amendment to the LOC agreement. This amendment released L.P. Seven from all of its obligations under the LOC agreement dated as of May 30, 2002. As such, as of March 8, 2005 L.P. Seven was no longer a party to the LOC Agreement.

     On September 7, 2005, certain of the Borrowers were advanced approximately $10,200,000 under the Facility (as defined below), of which the LLC's borrowings were $4,535,000, which amount was used to completely repay all of the outstanding indebtedness owed by certain of the Borrowers and their affiliates under the LOC Agreement with Comerica Bank. The LOC Agreement with Comerica Bank was subsequently terminated and the Borrowers entered into a new LOC Agreement with California Bank & Trust.

     Aggregate borrowings by the Borrowers under the LOC Agreement amounted to $11,830,000 at March 31, 2005. The LLC had advances of $1,310,000 outstanding under this line of credit at March 31, 2005.

California Bank & Trust Revolving Loan Facility

     On August 31, 2005, the LLC, together with certain of its affiliates (entities sponsored and organized by the Manager), Fund Eight B, Fund Ten and ICON Leasing Fund Eleven, LLC ("Fund Eleven") (collectively, the "New Borrowers") entered into a Commercial Loan Agreement (the "Agreement"), with California Bank & Trust (the "Lender"). The Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by all assets of the New Borrowers not subject to a first priority lien, as defined in the Agreement. Each of the New Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain lease agreements in which the New Borrowers have a beneficial interest. The interest rate on any advances made under the Facility is the Lender's prime rate plus 0.25% per year. In accordance with the Agreement, the New Borrowers may elect to have up to five separate advances under the Facility each made at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market, plus 2.75% per year. The Facility expires on August 31, 2007, unless renewed by the New Borrowers for an additional one year term, in the sole discretion of the Lender.

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

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

(8)    Note Payable - Recourse - continued

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

     On September 7, 2005, certain of the New Borrowers were advanced approximately $10,200,000 under the Facility, of which the LLC's borrowings were $4,535,000, which amount was used to completely repay all of the outstanding indebtedness owed by certain of the New Borrowers and their affiliates under the LOC Agreement with Comerica Bank. The LOC Agreement with Comerica Bank was subsequently terminated.

(9)    Transactions with Related Parties

     The LLC has entered into certain agreements with its Manager whereby the LLC pays certain fees and reimbursements to the Manager.

     In accordance with the terms of these agreements, the LLC pays or paid the Manager (i) management fees ranging from 1% to 7% based on a percentage of the rentals recognized either directly by the LLC or through its joint ventures,
(ii) acquisition fees, through the reinvestment period, of 3% calculated based on the gross value of the LLC's acquisition transactions and (iii) organization and offering expenses, ranging from 1.5% to 3.5%, from the gross proceeds from the sale of shares to additional members, as defined in the LLC Agreement. In addition, the Manager is reimbursed for administrative expenses incurred in connection with the LLC's operations.

     Management fees relate to certain services relating to the management of the LLC's equipment leasing activities performed by the Manager. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

(9)    Transactions with Related Parties - continued

the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

     Administrative expense reimbursements are costs incurred by the Manager and are necessary to the LLC's operations. These costs include the Manager's legal, accounting, investor relations and operations personnel, as well as professional fees and other costs that are charged to the LLC based upon the percentage of time such personnel dedicate to the LLC. Excluded are salaries and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the Manager.

     The Manager also has a 1% interest in the LLC's profits, losses and distributions. The LLC paid distributions to the Manager of $22,351 and $22,488 for the periods ended March 31, 2005 and 2004, respectively. Additionally, the Manager's interest in the LLC's net income was $3,271 and $906 for the periods ended March 31, 2005 and 2004, respectively.

     Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the three months ended March 31, 2005 and 2004 are as follows:

                                              Three Months Ended
                                                  March 31,
                                            2005            2004
                                         ----------      -----------
 Acquisition fees (1)                    $        -      $      5,984
 Management fees                            503,725           562,533
 Administrative expense reimbursements      306,052           225,013
                                         ----------      ------------

                                         $  809,777      $    793,530
                                         ==========      ============

 (1) Capitalized as part of the cost of the assets acquired.


     The LLC had a payable of $188,720 due to its Manager and its affiliates at March 31, 2005, which was comprised of $185,941 due to the Manager relating to administrative expense reimbursements and $2,779 due to Fund Ten for the assignment of leased equipment purchased in December 2004. The LLC repaid Fund Ten all amounts owed during June 2005.

     The LLC was due $304,000 from its affiliates at March 31, 2005, which primarily consisted of $92,753 from a joint venture for prior year advances, which was collected during September 2005 and $25,000 due from L.P. Seven which was collected during June 2005, and approximately $53,000 for management fees. The LLC is also due $100,000 from two affiliates, $75,000 from Fund Eight B and $25,000 from ICON 126, for the initial deposits relating to the establishment of the ICON 126 maintenance reserves. The LLC anticipates receiving the $75,000 from Fund Eight B during November 2006 and the $25,000 due from ICON 126 at lease expiration when the aircraft is sold.

     As discussed in Notes 4, 8 and 10, the LLC was assigned certain other assets and an ownership interest in a direct finance lease from L.P. Seven during the quarter ended March 31, 2005, as repayment for amounts paid by the LLC on behalf of L.P. Seven under the terms of the LOC Agreement with Comerica Bank.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

(10)   Commitments and Contingencies

     The LLC has entered into remarketing and residual sharing agreements with third parties. In connection with these agreements, remarketing and residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas.

     The LLC has a commitment in regards to its 100% owned Cathay aircraft to pay 50% of the maintenance overhaul costs, which were incurred during June 2006. The total estimated costs for this overhaul are approximately $1,300,000. At September 30, 2006, the LLC has accrued a liability in the amount of $1,100,000 for these costs.

     On February 23, 2005, L.P. Seven assigned to the LLC, 3.02% of its rights to the profits, losses, and cash flows from its limited partnership interest in an entity that owns a 100% interest in a mobile offshore drilling rig. L.P. Seven assigned the rights to the LLC as repayment of its $755,000 outstanding debt obligation pursuant a contribution agreement that the LLC entered into with some of its affiliates in connection with the LOC Agreement the LLC had with Comerica Bank. This assignment increased the LLC's rights to the profits, losses, and cash flows from L.P. Seven's limited partnership interest from 2.60%, which were assigned to the LLC in November 2004, to 5.62%. The repayment amount represented the Manager's estimated fair value of L.P. Seven's interest in the mobile offshore drilling rig at February 23, 2005. The fair value of the mobile offshore drilling rig was determined using an independent third party appraisal and cash flow analysis. At September 30, 2006, the LLC received approximately $253,000 in cash distributions from its limited partnership interest.

(11)   Recent Accounting Pronouncements

     On June 1, 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 154 "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The LLC does not expect the adoption of SFAS 154 to have an impact on its consolidated financial position or results of operations.

     In April 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Financial Instruments" ("SFAS 155"), amendment to SFAS 133 and SFAS 140. SFAS 155 addresses what had been characterized as a temporary exemption from the application of the bifurcation requirements of SFAS 133 to beneficial interests in securitized financial assets. The adoption of SFAS 155 did not have any impact on our results of operations or financial condition.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

(11)   Recent Accounting Pronouncements - continued

     In September 2006, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 157 "Accounting for Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative GAAP pronouncements to be measured at fair value. In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement
(CON) 7 regarding the use of present value techniques in measuring fair value. SFAS 157 is effective for financial statements with fiscal years beginning after November 15, 2007. The Manager is currently evaluating the impact of this pronouncement but does not currently believe it will have a material impact on the financial statements.

Item 2. Manager's Discussion and Analysis of Financial Condition and Results of Operations

     The following is a discussion of our results of operations and current financial position. This discussion should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report, Part II, Item 1A. Risk Factors and the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

     As used in this Quarterly Report on Form 10-Q, references to "we," "us," "our" or similar terms include ICON Income Fund Nine, LLC and its consolidated subsidiaries.

Forward-Looking Statements

     Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the "safe harbor" provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as "may," "will," "could," "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.

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

     At March 31, 2005, our current portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment subject to lease:

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

o We have a 100% interest in one Airbus A340-313X aircraft and a 50% interest, through a joint venture, in a second Airbus A340-313X aircraft, both on lease to Cathay Pacific Airways Limited ("Cathay") with lease expiration dates of June 2006 and March 2006, respectively. The purchase price of the first aircraft was approximately $69,069,000, comprised of $4,278,000 in cash and approximately $64,791,000 of non-recourse debt. The total purchase price of the second aircraft was approximately $74,527,000. Our portion of the purchase price of the second aircraft was approximately $37,264,000, comprised of approximately $2,125,000 in cash and approximately $35,139,000 of non-recourse debt.

o During June 2006, we entered into a lease extension with Cathay for the first aircraft through December 1, 2011 and during March 2006; we entered into a lease extension with Cathay for the second aircraft through July 1, 2011.

Shipping:

o We have a 100% interest in three car and truck carrying vessels on bareboat charter to Wilhelmsen Lines Shipowning AS ("Wilhelmsen") with an expiration date of December 22, 2008. The purchase price was approximately $74,020,000, consisting of approximately $9,690,000, in cash and approximately $64,330,000 of non-recourse debt. Effective March 14, 2006, we extended the terms of the related bareboat charter with Wilhelmsen through December 22, 2013, and refinanced the related non-recourse debt.

Energy Industry:

o We had a 100% interest in a 25 MW co-generation facility on lease to Schering-Plough Corporation until July 1, 2004, which lease was subsequently extended through July 1, 2009. The purchase price was approximately $15,328,000, consisting of approximately $8,410,000 in cash and approximately $6,918,000 of non-recourse debt. On April 20, 2006, we sold this leased equipment to a third party for $4,800,000 in cash. We incurred a loss of approximately $2,600,000 on the sale of this equipment.

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

Lease and Other Significant Transactions

Assignment of Sodium Chlorate Production Facility

     On March 28, 2005, ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), an entity also managed by our Manager, assigned its entire 50% interest in a lease with EKA Chemicals, Inc. ("EKA") to us for $745,000. This assignment was made in order for L.P. Seven to repay its outstanding debt obligation to us as required by the contribution agreement that we entered into with some of our affiliates in connection with the LOC Agreement we had with Comerica Bank, which is more fully explained elsewhere in this quarterly report (See Financings and Borrowings located in the Liquidity and Capital Resources section). This amount represented L.P. Seven's fair value of its interest in EKA on March 28, 2005. This amount was determined to represent the fair value of the lease with EKA based upon the expected future cash flows from such lease. In December 2005, we received the final installment from EKA.

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

New Accounting Pronouncements

     On June 1, 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 154 "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The LLC does not expect the adoption of SFAS 154 to have an impact on its consolidated financial position or results of operations.

     In April 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Financial Instruments" ("SFAS 155"), amendment to SFAS 133 and SFAS 140. SFAS 155 addresses what had been characterized as a temporary exemption from the application of the bifurcation requirements of SFAS 133 to beneficial interests in securitized financial assets. The adoption of SFAS 155 did not have any impact on our results of operations or financial condition.

     In September 2006, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 157 "Accounting for Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative GAAP pronouncements to be measured at fair value. In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement
(CON) 7 regarding the use of present value techniques in measuring fair value. SFAS 157 is effective for financial statements with fiscal years beginning after November 15, 2007. The Manager is currently evaluating the impact of this pronouncement but does not currently believe it will have a material impact on the financial statements.

Results of Operations for the Three Months Ended March 31, 2005 (the "2005 Quarter") and 2004 (the "2004 Quarter")

     We are currently in our  reinvestment  period and  anticipate  entering our liquidation period during April 2008, unless our Manager extends the reinvestment period, which it may do, in its discretion, for up to an additional three years. While in the reinvestment period, we will continue to look for equipment leases to purchase, either with cash or with a combination of cash and financing. As such, we expect our revenue will fluctuate due to our selling some equipment leases while purchasing other equipment leases. We also expect to have gains and losses from the sales of equipment during this time period. As for our expenses, we anticipate interest expense to decrease as our outstanding debt decreases. If we enter into an equipment lease where we finance a portion of the purchase price then interest expense will increase.

     Once we enter our liquidation period, we will sell our assets in the ordinary course of business. As we begin to sell our assets, both rental income and finance income will decrease over time as will expenses related to our assets such as depreciation expense. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and the debt is repaid to the lender. As leased equipment is sold we will experience both gains and losses on these sales.

     Revenue for the 2005 Quarter and the 2004 Quarter are summarized as follows:

                                                For the Three Months Ended March 31,
                                                2005            2004          Change
                                             ----------      ----------   ------------
 Total revenue                               $7,742,669      $8,963,531   $(1,220,862)
                                             ==========      ==========   ============

 Rental income                               $7,200,020      $8,486,433   $(1,286,413)
 Finance income                              $  373,806      $  366,850   $     6,956
 Income from investments in joint ventures   $  165,122      $   79,666   $    85,456
 Interest and other income                   $    3,721      $   30,582   $   (26,861)


     Total revenue for the 2005 Quarter decreased by $1,220,862, or 13.6%, as compared to the 2004 Quarter. This decrease was primarily due to the decrease in rental income that resulted from the renegotiated lease terms of the Kenilworth lease and the transfer of our consolidating interest in ICON SPK 2023-A, LLC. Primarily offsetting this decrease is the increase in rental income and income from investments in joint ventures. Rental income increased as a result of the new operating leases with Rite-Aid, CompUSA, Hudson Crossing Surgery Center and Short Hills Surgery Center which took effect in 2005. Income from investments in joint ventures increased due to the new acquisitions which occurred during 2005.

     Expenses for the 2005 Quarter and the 2004 Quarter are summarized as follows:


                                                             For the Three Months Ended March 31,
                                                             2005            2004          Change
                                                          ----------      ----------   -----------
 Total expenses                                           $7,415,562      $8,872,955   $(1,457,393)
                                                          ==========      ==========   ============

 Depreciation and amortization                            $5,329,422      $6,124,632   $  (795,210)
 Interest                                                 $1,136,139      $1,747,706   $  (611,567)
 Management fees - Manager                                $  503,725      $  562,533   $   (58,808)
 Administrative expense reimbursements - Manager          $  306,052      $  225,013   $    81,039
 General and administrative                               $  128,040      $  187,727   $   (59,687)
 Minority interest                                        $   12,184      $   25,344   $   (13,160)

     Total expenses for the 2005 Quarter decreased by $1,457,393, or 16.4%, as compared to the 2004 Quarter. The overall decrease is primarily due to the renegotiated lease terms of the Kenilworth lease, which resulted in decreased depreciation expense on the co-generation plant held by Kenilworth. Offsetting this decrease in depreciation expense was the increase due to the new leases acquired during 2005 as mentioned above. The decrease in interest expense was primarily due to the renegotiated lease terms on the Kenilworth lease which resulted in a repayment of the note payable in July 2004. Offsetting the decrease in interest expense is the increase relating to the increase in value of our interest rate swaps in the amount of $455,000. The increase in administrative expense reimbursements is due to the additional leases in our portfolio.

Net Income

     As a result of the foregoing factors, the net income for the 2005 Quarter was $327,107, as compared to net income for the 2004 Quarter of $90,576. The net income per weighted average number of additional members' shares outstanding for the 2005 Quarter was $3.29 as compared to the net income per weighted average number of additional members' shares outstanding for the 2004 Quarter of $0.91.

Liquidity and Capital Resources

Sources and Uses of Cash

     At March 31, 2005, we had cash and cash equivalents of $1,206,752. Historically, our main source of cash is from financing activities. Our main use of cash is for investing activities and financing activities.

     Our sources of cash during the 2005 Quarter were from operating activities, investing activities and financing activities. Our main source of cash from operating activities was the collection of non-financed receivables from direct finance leases of approximately $1,113,000. Our sources of cash from investing activities consisted of distributions received from joint ventures of approximately $195,000 and proceeds from the sales of equipment of approximately $33,000. Our source of cash from financing activities consisted of $1,310,000, which represents proceeds we received from our recourse debt.

     Our primary cash outflows during the 2005 Quarter were from investing activities and financing activities. Our uses of cash relating to financing activities were cash distributions to our members of approximately $2,235,000 and the redemption of additional member shares of approximately $88,000. Our uses of cash relating to investing activities of $1,500,000 were for loans to an affiliate which were repaid with investments. Additionally, our uses of cash relating to investing activities of approximately $572,000 were for amounts paid to an affiliate for operating leases acquired in 2004.

Financings and Borrowings

     We have both non-recourse debt and recourse debt at March 31, 2005. Our non-recourse debt obligations are being paid directly to the lenders by the lessees and accrue interest at rates ranging from 4.04% per year to 9.50% per year. The outstanding balances of our non-recourse debt at March 31, 2005 were $110,152,043.

     Comerica Line of Credit Agreement

     Through August 31, 2005, we, along with certain of our affiliates, specifically L.P. Seven, ICON Income Fund Eight A L.P. and ICON Income Fund Eight B L.P. ("Fund Eight B") (collectively, the "Initial Funds"), entered into a $17,500,000 line of credit agreement (the "LOC Agreement") with Comerica Bank. Effective August 5, 2004, the LOC Agreement was amended to add ICON Income Fund Ten, LLC ("Fund Ten") as a borrower. The Initial Funds and Fund Ten are collectively referred to as the Borrowers. The LOC Agreement accrued interest, on all outstanding balances, at an interest rate equal to the Comerica Bank base interest rate plus 1% (6.75% at March 31, 2005). Under the terms of the LOC Agreement, the Borrowers may borrow money from Comerica Bank with all borrowings to be jointly and severally collateralized by (i) cash and (ii) the present values of certain rents receivable and equipment owned by the Borrowers. On December 6, 2004, the LOC Agreement with Comerica Bank was extended to December 30, 2005.

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

     During 2004 and 2005, we paid Comerica Bank a portion of the outstanding obligations of L.P. Seven. As required under the terms of the Contribution Agreement, L.P. Seven was required to promptly repay us for amounts paid on L.P. Seven's behalf. L.P. Seven did not have sufficient liquidity to repay us; accordingly, L.P. Seven assigned its rights to the profits, losses and cash flows from its investment in a limited partnership interest and its ownership interest in a direct finance lease as full repayment of amounts due to us (See Notes 4, 9 and 10 to the consolidated financial statements).

     Effective March 8, 2005, the Borrowers and Comerica Bank entered into a Seventh Amendment to the Loan and Security Agreement. This Agreement released L.P. Seven from all of its obligations under the LOC Agreement dated as of May 30, 2002. As such, L.P. Seven is no longer a party to the LOC Agreement.

     On September 7, 2005, certain of the New Borrowers (as defined below) were advanced approximately $10,200,000 under the Facility, which amount was used to completely repay all of the outstanding indebtedness owed by certain of the New Borrowers and their affiliates under the LOC Agreement with Comerica Bank. The LOC Agreement with Comerica Bank was subsequently terminated.

     Aggregate borrowings by the Borrowers under the LOC Agreement amounted to $11,830,000 at March 31, 2005. We had advances of $1,310,000 outstanding under this line of credit at March 31, 2005.

California Bank & Trust Revolving Loan Facility

     On August 31, 2005, we, together with certain of our affiliates (entities sponsored and organized by our Manager), Fund Eight B, Fund Ten and ICON Leasing Fund Eleven, LLC (collectively, the "New Borrowers") entered into a Commercial Loan Agreement (the "Agreement"), with California Bank & Trust (the "Lender"). The Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by all assets of the New Borrowers not subject to a first priority lien, as defined in the Agreement. Each of the New Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain lease agreements in which the New Borrowers have a beneficial interest. The interest rate on any advances made under the Facility is the Lender's prime rate plus 0.25% per year. In accordance with the Agreement, the New Borrowers may elect to have up to five separate advances under the Facility each made at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market, plus 2.75% per year. The Facility expires on August 31, 2007, unless renewed by the New Borrowers for an additional one year term, in the sole discretion of the Lender.

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

     In addition, on August 31, 2005, the Borrowers entered into a New Contribution Agreement (the "New Contribution Agreement"), pursuant to which the New Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a New Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each New Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the Agreement, as applied to such New Borrower and (ii) 50% of the net worth of such New Borrower. The New Contribution Agreement also provides that, in the event a New Borrower pays an amount under the New Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other New Borrowers will immediately make a contribution payment to such New Borrower in such amount that the aggregate amount paid by each New Borrower reflects its allocable share of the aggregate obligations under the Facility. The New Borrowers' obligations to each other under the New Contribution Agreement are collateralized by a subordinate lien on the assets of each New Borrower.

     Under  the  terms of the  Agreement,  the New  Borrowers  are  required  to maintain a cash reserve with the Lender representing 20% of all outstanding advances plus all pending advances. ICON Leasing Fund Eleven, LLC has established an interest bearing cash account with the Lender which satisfies the Lender's cash reserve requirement.

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

Distributions

     We pay monthly distributions to our members beginning with the first month after the members' admission through the termination of the reinvestment period, which we anticipate will be April 29, 2008. We paid distributions to additional members for the three months ended March 31, 2005 in the amount of $2,212,791. We paid distributions to our Manager for the three months ended March 31, 2005 in the amount of $22,351.

Contractual Obligations and Commitments and Off Balance Sheet Transactions

     At March 31, 2005, we have recourse and non-recourse debt obligations. The lenders have security interests in the equipment relating to each non-recourse debt instrument and an assignment of the rental payments under the leases associated with the equipment. If the lessee were to default on the non-recourse debt, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At March 31, 2005, our outstanding non-recourse indebtedness was $110,152,043. We are a party to a revolving line of credit as discussed in the financing and borrowings section above. At March 31, 2005, our borrowings under the facility were $1,310,000.

     We had a commitment in regards to our 100% owned Cathay aircraft to pay 50% of the maintenance overhaul costs, which were incurred during June 2006. The total estimated costs for this overhaul are approximately $1,300,000. At September 30, 2006 we have accrued a liability in the amount of $1,100,000 for these costs. We do not have any off balance sheet transactions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     We, like most other companies, are exposed to certain market risks, which include changes in interest rates and the demand for equipment (and the related residuals) owned by us. We believe that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations. There are no other material changes to the disclosure related to these items since the filing of our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures

     Our Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 10-K") included restated consolidated financial statements for the years ended December 31, 2003 and 2002 in order to correct our previously issued historical consolidated financial statements at December 31, 2003 and 2002 and for the years then ended, initially filed with the SEC on March 30, 2004 and March 31, 2003, respectively.

     Our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Chief Executive Officer and its Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. As part of their evaluation, they reviewed the circumstances surrounding the delay in filing the 2004 10-K and the restatement of our previously issued financial statements for the years ended December 31, 2002 and 2003. As we previously reported in our Current Report on Form 8-K dated May 18, 2006, we delayed the filing of the 2004 10-K, the Annual Report on Form 10-K for the year ended December 31, 2005, this Quarterly report on Form 10-Q and our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2005, September 30, 2005 and March 31, 2006 pending completion by our accountants, Hays & Company LLP, of the re-audit of our 2002 financial statements that were audited by our prior accountants. After the completion of the re-audit of our 2002 financial statements, we filed our 2004 10-K on July 19, 2006. We are now endeavoring to file the rest of our outstanding quarterly and annual reports as soon as practicable.

     Our  Manager's  Chief  Executive  Officer and the  Principal  Financial and
Accounting  Officer  concluded  that  our  Manager's   disclosure  controls  and
procedures were not effective as of March 31, 2005 to properly record the correct accounting treatment for certain transactions described in the 2004 10-K.

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

     Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our Manager's disclosure controls and procedures were effective as of the filing date of this Quarterly Report.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     In the ordinary course of conducting our business, there may be certain claims, suits and complaints filed against us. In the opinion of management, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations. No material legal proceedings are currently pending or threatened, to our knowledge, against us or against any of our assets.

Item 1A.  Risk Factors

     Other than with respect to the risk factor below, there have been no material changes from the risk factors disclosed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2004. The risk factor presented below should be read together with the risk factors and information disclosed in our Annual Report on Form 10-K.

     Because we will borrow to purchase equipment, losses as a result of lessee defaults may be greater than if debt were not incurred. Restrictions imposed by the terms of our indebtedness may limit our financial flexibility.

     Although we expect to acquire some of our investments for cash, we are likely to borrow a substantial portion of the purchase price of our equipment investments and there is no limit to the amount of debt that may be incurred when purchasing equipment. While we believe the use of leverage will result in us being able to make more acquisitions and that each acquisition will have fewer dollars at risk than if leverage were not utilized, there can be no assurance that the benefits of greater size and diversification of the portfolio will offset the heightened risk of loss in an individual lease transaction using leverage. With respect to our non-recourse borrowings, a lessee default could force us to make debt service payments so as to protect our investment in equipment and prevent us from being subject to repossession.

     We together with certain of our affiliates (entities sponsored and organized by our Manager), ICON Income Fund Eight B L.P., ICON Income Fund Ten, LLC and ICON Leasing Fund 11 are party to an Agreement with California Bank & Trust. The terms of our Agreement could restrict us from paying distributions to investors if such payments would cause us not to be in compliance with our financial covenants. See "Item 2. Manager's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     Our Manager consented to us redeeming 109 additional member shares during the 2005 Quarter. The redemption amounts are calculated according to a specified redemption formula in accordance with the LLC agreement. Redeemed shares have no voting rights and do not share in distributions. The LLC agreement limits the number of shares which can be redeemed in any one year and redeemed shares may not be reissued. The following table details our additional redemptions:

                                             Total Number of         Price Paid Per
                                            Additional Member       Additional Member
                                             Shares Redeemed             Shares
                                            -----------------       -----------------
 January 1, 2005 through January 31, 2005             -               $       -

 February 1, 2005 through February 28, 2005           4               $  730.25

 March 1, 2005 through March 31, 2005               105               $  814.21


Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the 2005 Quarter.

Item 5.  Other Information

         Not Applicable

Item 6. Exhibits

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

     ICON Income Fund Nine, LLC File No. 000-50217 (Registrant) by its Manager, ICON Capital Corp.

Date: November 13, 2006

/s/ Beaufort J.B. Clarke
-------------------------------------
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2006

/s/ Thomas W. Martin
-------------------------------------
Thomas W. Martin
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)