Form 10-Q
period 2005-06-30
ICON INCOME FUND NINE LLC
filed 2006-11-13
CIK 1157522

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended                     June 30, 2005
                       ---------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from ___________________________to____________________________


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

                                 (212)418-4700
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code


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

                           ICON Income Fund Nine, LLC
                                Table of Contents




PART I - FINANCIAL INFORMATION                                                      Page

     Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 2005 (Unaudited)
           And December 31, 2004                                                      1

         Condensed Consolidated Statements of Operations for the Three
           And Six Months Ended June 30, 2005 and 2004 (Unaudited)                    3

         Condensed Consolidated Statement of Changes in Members' Equity for the
           Six Months Ended June 30, 2005 (Unaudited)                                 4

         Condensed Consolidated Statements of Cash Flows for the Six Months Ended
           June 30, 2005 and 2004 (Unaudited)                                         5

         Notes to Condensed Consolidated Financial Statements (Unaudited)             7

     Item 2. Manager's Discussion and Analysis of Financial Condition and
              Results of Operations                                                  18

     Item 3. Quantitative and Qualitative Disclosures About Market Risk              26

     Item 4. Controls and Procedures                                                 26

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                      27

     Item 1A. Risk Factors                                                           27

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds            28

     Item 3.  Defaults Upon Senior Securities                                        28

     Item 4.  Submission of Matters to a Vote of Security Holders                    28

     Item 5.  Other Information                                                      29

     Item 6.  Exhibits                                                               29

     Signatures                                                                      30


                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                      Condensed Consolidated Balance Sheets

                                     ASSETS


                                                  (Unaudited)
                                                    June 30         December 31
                                                     2005              2004
                                                 ------------      ------------
 Cash and cash equivalents                       $  1,608,386      $  3,449,768
                                                 ------------      ------------

 Investments in finance leases:
      Minimum rents receivable                     16,253,738        19,125,597
      Estimated unguaranteed residual values        1,753,811         1,753,811
      Initial direct costs, net                       182,003           250,475
      Unearned income                              (1,856,492)       (2,575,125)
                                                 ------------      ------------

         Net investments in finance leases         16,333,060        18,554,758
                                                 ------------      ------------

 Investments in operating leases:
      Equipment, at cost                          198,821,606       198,825,080
      Accumulated depreciation                    (60,183,582)      (49,595,834)
                                                 ------------      ------------

         Net investments in operating leases      138,638,024       149,229,246
                                                 ------------      ------------

 Investments in unguaranteed residual values        4,163,690         4,440,907
 Investments in joint ventures                      5,812,842         5,770,341
 Due from Manager and affiliates                     221,987            250,698
 Interest rate swap contracts                         485,096           268,496
 Other assets, net                                  2,405,026         2,136,241
                                                 ------------      ------------

         Total assets                            $169,668,111      $184,100,455
                                                 ============      ============

See accompanying notes to condensed consolidated financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                      Condensed Consolidated Balance Sheets

                         LIABILITIES AND MEMBERS' EQUITY


                                                                    (Unaudited)
                                                                      June 30        December 31
                                                                        2005            2004
                                                                   ------------     ------------
 Notes payable - non-recourse                                      $105,394,339     $117,261,455
 Notes payable - recourse                                             2,970,000                -
 Due to Manager and affiliates                                           92,125          677,187
 Deferred rental income                                                 171,516          671,928
 Accrued expenses and other liabilities                                 603,484          454,363
 Minority interest                                                      631,760          579,719
                                                                   ------------     ------------

      Total liabilities                                             109,863,224      119,644,652
                                                                   ------------     -----------

 Commitments and contingencies

 Members' equity:
     Manager (one share outstanding, $1,000 per share
        original issue price)                                          (264,280)        (219,016)
     Additional Members (98,193 and 98,348
        shares outstanding, $1,000 per share original issue price)   60,069,167       64,674,819
      Accumulated other comprehensive income                                  -                -
                                                                   ------------     ------------

      Total members' equity                                          59,804,887       64,455,803
                                                                   ------------     ------------

      Total liabilities and members' equity                        $169,668,111     $184,100,455
                                                                   ============     ============

See accompanying notes to condensed consolidated financial statements.

                           ICON Income Fund Nine, LLC
                      Condensed Consolidated Statements of
                                   Operations
                     (A Delaware Limited Liability Company)
                                   (Unaudited)


                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                            June 30,
                                                 ------------------------------     ------------------------------
                                                     2005              2004              2005              2004
                                                 ------------      ------------     ------------       -----------
 Revenue:
      Rental income                              $  7,205,639      $  8,487,089     $ 14,405,659       $16,973,522
      Finance income                                  344,827           459,098          718,633           825,948
      Income from investments in joint ventures       146,203            96,100          311,325           175,766
      Net loss on sale of equipment                   (72,647)            9,703          (72,647)            9,703
      Interest and other income                        15,435            28,932           19,156            59,514
                                                 ------------      ------------     ------------       -----------

         Total revenue                              7,639,457         9,080,922       15,382,126        18,044,453
                                                 ------------      ------------     ------------       -----------

 Expenses:
      Depreciation                                  5,326,800         6,021,339       10,656,222        12,145,971
      Interest                                      1,799,926         1,797,490        2,936,065         3,545,196
      Management fees - Manager                       515,934           507,310        1,019,659         1,069,843
      Administrative expense reimbursements -
        Manager                                       181,842           320,811          487,894           545,824
      General and administrative                      185,191           189,202          313,231           376,929
      Minority interest                                15,856            89,707           28,040           115,051
                                                 ------------      ------------     ------------       -----------

         Total expenses                             8,025,549         8,925,859       15,441,111        17,798,814
                                                 ------------      ------------     ------------       -----------

 Net (loss) income                               $   (386,092)     $    155,063     $    (58,985)      $   245,639
                                                 ============      ============     ============       ===========

 Net (loss) income allocable to:
      Additional Members                             (382,231)          153,512          (58,395)          243,183
      Manager                                          (3,861)            1,551             (590)            2,456
                                                 ------------      ------------     ------------       -----------

                                                 $   (386,092)     $    155,063     $    (58,985)      $   245,639
                                                 ============      ============     ============       ===========

 Weighted average number of Additional Members'
      shares outstanding                               98,210            98,867           98,269            98,902
                                                 ============      ============     ============       ===========

 Net income per weighted average Additional
      Members' share                             $      (3.89)     $       1.55     $      (0.59)      $      2.46
                                                 ============      ============     ============       ===========


See accompanying notes to condensed consolidated financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
         Condensed Consolidated Statement of Changes in Members' Equity
                         Six Months Ended June 30, 2005
                                   (Unaudited)


                                                                                                         Total
                                                   Additional        Additional                          Members'
                                                 Member Shares        Members          Manager           Equity
                                                 ------------      ------------     ------------       -----------

 Balance, January 1, 2005                              98,348      $ 64,674,819     $   (219,016)      $64,455,803

 Additional members' shares redeemed                     (155)         (124,553)               -          (124,553)
 Cash distributions to members                              -        (4,422,704)         (44,674)       (4,467,378)
 Net loss                                                   -           (58,395)            (590)          (58,985)
                                                 ------------      ------------     ------------       -----------

 Balance, June 30, 2005                                98,193        60,069,167         (264,280)       59,804,887
                                                 ============      ============     =============      ===========


See accompanying notes to condensed consolidated financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                 Condensed Consolidated Statements of Cash Flows
                            Six Months Ended June 30,
                                   (Unaudited)


                                                                                 2005               2004
                                                                             ------------      -------------
 Cash flows from operating activities:
      Net (loss) income                                                      $    (58,985)     $     245,639
      Adjustments to reconcile net income to net cash provided by operating activities:
            Rental income paid directly to lenders by lessees                 (13,345,056)       (15,848,070)
            Finance income                                                       (718,633)          (459,098)
            Income from investments in joint ventures                            (311,325)          (175,766)
            Net (gain) loss on sale of equipment                                   72,647             (9,703)
            Depreciation and amortization                                      10,656,222         12,145,971
            Interest expense on non-recourse financing paid directly
               to lenders by lessees                                            3,099,115          3,509,226
            Change in fair value of interest rate swap contracts                 (216,600)                 -
            Minority interest in joint ventures                                    28,040            115,051
         Changes in operating assets and liabilities:
            Collection of principal - non-financed receivables                  2,221,943          1,957,000
            Due to/from Manager and affiliates                                     18,376            430,336
            Other assets, net                                                    (261,956)          (276,819)
            Accrued expenses and other liabilities                                149,121            100,617
            Deferred income                                                        34,360                  -
                                                                             ------------      -------------

 Net cash provided by operating activities                                      1,367,269          1,734,384
                                                                             ------------      -------------

 Cash flows from investing activities:
      Proceeds from sales of equipment                                            204,570             40,042
      Investment in operating leases                                             (574,727)                 -
      Investment in finance leases                                                     -            (199,487)
      Loans and advances to affiliate                                          (1,500,000)                 -
      Investment in joint ventures                                                     -          (1,521,600)
      Investment in unguaranteed residual values                                        -            (97,202)
      Distributions to minority interest in joint venture                               -           (353,299)
      Distributions received from joint ventures                                  283,437                  -
                                                                             ------------      -------------

 Net cash used in investing activities                                         (1,586,720)        (2,131,546)
                                                                             ------------      -------------

 Cash flows from financing activities:
      Cash distributions paid to members                                       (4,467,378)        (4,378,314)
      Proceeds from recourse borrowings                                         2,970,000                  -
      Cash paid for additional members' shares redeemed                          (124,553)          (109,677)
                                                                             ------------      -------------

  Net cash used in  financing activities                                       (1,621,931)        (4,487,991)
                                                                             ------------      -------------

 Net decrease in cash and cash equivalents                                     (1,841,382)        (4,885,153)
 Cash and cash equivalents, beginning of period                                 3,449,768         14,651,555
                                                                             ------------      -------------

 Cash and cash equivalents, end of period                                    $  1,608,386      $   9,766,402
                                                                             ============      =============


See accompanying notes to condensed consolidated financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                 Condensed Consolidated Statements of Cash Flows
                            Six Months Ended June 30,
                                   (Unaudited)


                                                                                         2005             2004
                                                                                    ------------       -----------

Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                      $     53,552       $    35,970
                                                                                    ============       ===========

 Supplemental disclosure of non-cash investing and financing activities:
      Non-cash portion of equipment purchased with non-recourse debt                $          -       $ 7,979,500
                                                                                    ============       ===========
      Principal and interest paid on non-recourse notes payable
        paid directly to lenders by lessees                                         $ 14,827,889       $16,154,901
                                                                                    ============       ===========
      Other Assets acquired from affiliate in
       exchange for amounts owed                                                    $    755,000       $         -
                                                                                    ============       ===========
      Interest in finance lease acquired from
       affiliate in exchange for amounts owed                                       $    745,000       $         -
                                                                                    ============       ===========

See accompanying notes to condensed consolidated financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                 June 30, 2005
                                  (Unaudited)

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

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                 June 30, 2005
                                  (Unaudited)

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

     Certain reclassifications have been made to the accompanying condensed consolidated financial statements for the three and six month periods ended June 30, 2004 to conform to the current period presentation.

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

(4)    Investments in Finance Leases

     On March 28, 2005, ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), an affiliated entity, assigned its entire 50% interest in a finance lease with EKA Chemicals, Inc. ("EKA") to the LLC for $745,000. This assignment was made in order for L.P. Seven to repay its outstanding debt obligation to the LLC as required by the Contribution Agreement (See Note 9). This amount represented the fair value of L.P. Seven's interest in its lease with EKA on March 28, 2005, based upon expected future cash flows. The first installment payment in the amount of $372,500 was received on July 1, 2005, from EKA. During December 2005, the LLC received the final installment payment from EKA.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

(5)    Investments in Operating Leases

Investments in operating leases consist of the following at June 30, 2005 and December 31, 2004:


                                                                   (Unaudited)
                                                                     June 30,       December 31,
                                                                       2005            2004
                                                                   ------------     ------------
 Aircraft                                                          $ 97,161,029     $ 97,161,029
 Cargo vessels                                                       75,664,671       75,664,671
 Co-generation facility                                              15,787,934       15,787,934
 Railcars                                                             5,631,436        5,631,436
 Material handling, telecommunication and computer equipment          4,576,536        4,580,010
                                                                   ------------     ------------


 Accumulated depreciation                                           198,821,606      198,825,080
                                                                    (60,183,582)     (49,595,834)
                                                                   ------------     ------------

                                                                   $138,638,024     $149,229,246
                                                                   ============     ============


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

     Effective June 7, 2006, the LLC entered into a lease extension with Cathay Pacific Airways Limited ("Cathay") through December 1, 2011. Simultaneously with the lease extension, the owner trustee refinanced the non-recourse debt, which had an outstanding principal balance of $44,363,166. The refinanced non-recourse debt has monthly payments of approximately $545,000 through May 2010 and monthly payments of approximately $495,000 through December 2011 and accrues interest at LIBOR plus 0.80% per year. The refinanced non-recourse debt matures on December 1, 2011 and has a balloon payment of approximately $11,550,000. The variable interest rate of the refinanced debt was fixed under the debt agreement effective August 1, 2006 at a rate of 6.85%. The lender has a security interest in the leased equipment and an assignment of the rental payments under the lease. . At September 30, 2006, the LLC accrued approximately $80,000 in legal fees which was capitalized to other assets.

(6)    Joint Ventures

     The joint venture described below is majority owned and consolidated with the LLC.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

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

     ICON Global Crossing II, LLC

     On September 28, 2006, the LLC along with ICON Income Fund Ten, LLC ("Fund Ten"), an affiliate of the Manager, formed ICON Global Crossing II, LLC ("Global Crossing II"), with original ownership interests of approximately 17% and 83%, respectively. The total capital contributions made to ICON Global Crossing II were approximately $12,044,000 of which the LLC's share was approximately $2,000,000. Acquisition fees, payable to the Manager, in the amount of $60,000 were accrued at September 30, 2006.

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

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

(6)    Joint Ventures - continued

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

     Simultaneously with the lease extension, ICON 126 refinanced the non-recourse debt associated with the aircraft that was scheduled to mature on March 27, 2006 and required a balloon payment of approximately $52,850,000. ICON 126 established, under the original lease, a reserve account totaling $582,509, which was used to reduce the balloon payment to $52,267,491. ICON 126 refinanced $52,267,491, which accrues interest at LIBOR plus 1.165%, matures on July 1, 2011 and has a balloon payment of approximately $32,000,000. The variable interest rate of the refinanced debt was fixed at 6.104% under terms of the debt agreement on September 29, 2006, effective October 3, 2006.

     ICON 126 had a commitment with respect to its Cathay aircraft to pay 50% of the maintenance overhaul costs, which were incurred on or prior to March 27, 2006. ICON 126 had established a maintenance reserve cash account, which totaled approximately $1,354,000 at March 27, 2006, to pay for its portion of these costs. This account was funded in accordance with the terms of the original lease. The maintenance reserve cash account totaled $1,000,000 at June 30, 2005.

     During September 2006, approximately $1,150,000 was paid for the maintenance costs. The excess cash remaining of approximately $228,000 (which includes interest accreted in the amount of approximately $27,000 through September 30, 2006), will be used to pay down the principal balance of the related non-recourse debt.

(7)    Investment in Unguaranteed Residual Values

     The LLC entered into an agreement with Summit Asset Management (a United Kingdom based company) to acquire a 90% interest in the unguaranteed residual values of manufacturing and technology equipment on lease to various lessees located in the United Kingdom for approximately $4,454,000 in cash. The LLC's investment return is contingent upon the residual value of the equipment after repayment of the related debt. The LLC capitalized approximately $127,000 in legal fees related to the acquisition. The Manager was paid an acquisition fee of approximately $1,131,000 related to this transaction.

     For the six months ended June 30, 2005 the LLC received approximately $205,000 in proceeds for the sale of unguaranteed residual values and recognized a loss of approximately $73,000.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

(8)    Notes Payable - Non-Recourse

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

     Along with the execution of the refinanced non-recourse debt pertaining to Wilhelmsen, the LLC entered into interest rate swap agreements to fix the interest rate at 7.02% per year. The LLC accounts for its interest rate swap contracts in accordance with Statement of Financial Accounting Standards No. 133, as amended, and recorded an asset at June 30, 2005 of $724,051.

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

     At  June  30,  2005,   the  LLC's  total   non-recourse   debt  balance  is
$105,394,339.

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

     The LOC Agreement accrued interest, on all outstanding balances, at an interest rate equal to the Comerica Bank base interest rate plus 1% (7.00% at June 30, 2005). Under the terms of the LOC Agreement, the Borrowers may borrow money from Comerica Bank with all borrowings to be jointly and severally collateralized by (i) cash and (ii) the present values of certain rents receivable and equipment owned by the Borrowers. On December 6, 2004, the LOC Agreement with Comerica Bank was extended to December 30, 2005.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

(9)    Note Payable - Recourse - continued

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

     During the quarter ended March 31, 2005, the LLC paid Comerica Bank, $1,500,000 of the outstanding obligations of L.P. Seven as required by the terms of the Contribution Agreement. As required under the terms of the Contribution Agreement, L.P. Seven was required to promptly repay the LLC for amounts paid on L.P. Seven's behalf. L.P. Seven did not have sufficient liquidity to repay the LLC and, accordingly, L.P. Seven assigned its rights to the profits, losses and cash flows from its investment in a limited partnership interest and its ownership interest in a direct finance lease as full repayment of amounts due to the LLC (See Notes 4, 10 and 11).

     Effective March 8, 2005, the Borrowers and Comerica Bank entered into a Seventh Amendment to the LOC Agreement. This amendment released L.P. Seven from all of its obligations under the LOC Agreement dated as of May 30, 2002. As such, as of March 8, 2005 L.P. Seven was no longer a party to the LOC Agreement.

     On September 7, 2005, certain of the Borrowers were advanced approximately $10,200,000 under the Facility (as defined below), of which the LLC's borrowings were $4,535,000, which amount was used to completely repay all of the outstanding indebtedness owed by certain of the Borrowers and their affiliates under the LOC Agreement with Comerica Bank. The LOC Agreement with Comerica Bank was subsequently terminated and the borrowers entered into a new line of credit agreement with California Bank & Trust.

     Aggregate borrowings by the Borrowers under the LOC Agreement amounted to $8,805,000 at June 30, 2005. The LLC had advances of $2,970,000 outstanding under this line of credit at June 30, 2005.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

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

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

(9)    Note Payable - Recourse - continued

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

(10)   Transactions with Related Parties

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

     The Manager also has a 1% interest in the LLC's profits, losses and distributions. The LLC paid distributions to the Manager of $44,674 and $44,961 for the periods ended June 30, 2005 and 2004, respectively. Additionally, the Manager's interest in the LLC's net income (loss) was $(590) and $2,456 for the periods ended June 30, 2005 and 2004, respectively.

     Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the three and six months ended June 30, 2005 and 2004 are as follows:

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

(10)   Transactions with Related Parties - continued


                                                        Three Months Ended                 Six Months Ended
                                                            June 30,                          June 30,
                                                 ------------------------------     ------------------------------
                                                       2005           2004              2005              2004
                                                 ------------      ------------     ------------       -----------
 Acquisition fees (1)                            $          -      $          -     $          -       $    51,632
 Management fees                                      515,934           507,310        1,019,659         1,069,843
 Administrative expense reimbursements                181,842           320,811          487,894           545,824
                                                 ------------      ------------     ------------       -----------

                                                 $    697,776      $    828,121     $  1,507,553       $ 1,667,299
                                                 ============      ============     ============       ===========


 (1) Capitalized as part of the cost of the assets acquired.


     The LLC had a payable of $92,125 due to its Manager and its affiliates at June 30, 2005, which was due to the Manager relating to management fees and administrative expense reimbursements.

     At June 30, 2005, the LLC was due $221,987 from its affiliates which primarily consisted of $92,753 from a joint venture for prior year advances, which was collected during September 2005. The LLC is also due $100,000, net of approximately $3,700 due to an affiliate, from two affiliates, $75,000 from Fund Eight B and $25,000 from ICON 126, for the initial deposits relating to the establishment of the ICON 126 maintenance reserves. The LLC anticipates receiving the $75,000 from Fund Eight B during November 2006 and the $25,000 due from ICON 126 at lease expiration when the aircraft is sold.

     As discussed in Notes 4, 9 and 11, the LLC was assigned, 2005 certain other assets, and an ownership interest in a direct finance lease from L.P. Seven during the quarter ended March 31, 2005, as repayment for amounts paid by the LLC on behalf of L.P. Seven under the terms of the LOC Agreement with Comerica Bank.

(11)   Commitments and Contingencies

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

     On February 23, 2005, L.P. Seven assigned to the LLC, 3.02% of its rights to the profits, losses, and cash flows from its limited partnership interest in an entity that owns a 100% interest in a mobile offshore drilling rig. L.P. Seven assigned the rights to the LLC as repayment of its $755,000 outstanding debt obligation pursuant a contribution agreement that the LLC entered into with some of its affiliates in connection with the LOC Agreement the LLC had with Comerica Bank. This assignment increased the LLC's rights to the profits, losses, and cash flows from L.P. Seven's limited partnership interest from 2.60%, which were assigned to the LLC in November 2004, to 5.62%. The repayment amount represented the Manager's estimated fair value of L.P. Seven's interest in the mobile offshore drilling rig at February 23, 2005. The fair value of the

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

(11)   Commitments and Contingencies - continued

mobile offshore drilling rig was determined using an independent third party appraisal and cash flow analysis. At September 30, 2006, the LLC received approximately $253,000 in cash distributions from its limited partnership interest.

(12)   Recent Accounting Pronouncements

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

     At June 30, 2005, our current portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment subject to lease:

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

Results of Operations for the Three Months Ended June 30, 2005 (the "2005 Quarter") and 2004 (the "2004 Quarter")

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

     Revenue for the 2005 Quarter and the 2004 Quarter are summarized as follows:


                                                        For the Three Months Ended June 30,
                                                      2005              2004           Change
                                                 ------------      ------------     ------------
 Total revenue                                   $  7,639,457      $  9,080,922     $ (1,441,465)
                                                 ============      ============     ============

 Rental income                                   $  7,205,639      $  8,487,089     $ (1,281,450)
 Finance income                                  $    344,827      $    459,098     $   (114,271)
 Income from investments in joint ventures       $    146,203      $     96,100     $     50,103
 Net loss on sale of equipment                   $    (72,647)     $      9,703     $    (82,350)
 Interest and other income                       $     15,435      $     28,932     $    (13,497)


     Total revenue for the 2005 Quarter decreased by $1,441,465, or 15.9%, as compared to the 2004 Quarter. This decrease was primarily due to the decrease in rental income that resulted from the renegotiated lease terms of the Kenilworth lease and the transfer of our consolidated interest in ICON SPK 2023-A, LLC. Primarily offsetting this decrease is the increase in rental income and income from investments in joint ventures. Rental income increased as a result of the new operating leases with Rite-Aid, CompUSA, Hudson Crossing Surgery Center and Short Hills Surgery Center, which took effect in 2005. Income from investments joint ventures increased due to the new acquisitions which occurred during 2004 and 2005. The decrease in net loss on sale of equipment is due to the sales of an investment in unguaranteed residual value.

     Expenses for the 2005 Quarter and the 2004 Quarter are summarized as follows:

                                                       For the Three Months Ended June 30,
                                                    2005               2004           Change
                                                 ------------      ------------     ------------
 Total expenses                                  $  8,025,549      $  8,925,859     $   (900,310)
                                                 ============      ============     ============
 Depreciation                                    $  5,326,800      $  6,021,339     $   (694,539)
 Interest                                        $  1,799,926      $  1,797,490     $      2,436
 Management fees - Manager                       $    515,934      $    507,310     $      8,624
 Administrative expense reimbursements - Manager $    181,842      $    320,811     $   (138,969)
 General and administrative                      $    185,191      $    189,202     $     (4,011)
 Minority interest                               $     15,856      $     89,707     $    (73,851)


     Total expenses for the 2005 Quarter decreased by $900,310, or 10%, as compared to the 2004 Quarter. The overall decrease is primarily due to the renegotiated lease terms of the Kenilworth lease, which resulted in decreased depreciation expense on the co-generation plant held by Kenilworth as compared to the 2004 Quarter. Offsetting this decrease in depreciation expense is the increase in depreciation expense due to the new leases acquired during 2005 as mentioned above. The decrease in minority interest is due to the transfer of a minority interest in Kenilworth in 2004.

Net Income/Loss

     As a result of the foregoing factors, the net loss for the 2005 Quarter was $386,092 as compared to net income for the 2004 Quarter of $155,063. The net loss per weighted average number of additional members' shares outstanding for the 2005 Quarter was $3.89 as compared to the net income per weighted average number of additional members' shares outstanding for the 2004 Quarter of $1.55.

Results of Operations for the Six Months Ended June 30, 2005 (the "2005 Period") and 2004 (the "2004 Period")

     Revenue for the 2005 Period and the 2004 Period are summarized as follows:

                                                           Six Months Ended June 30,
                                                     2005               2004           Change
                                                 ------------      ------------     ------------
 Total revenue                                   $ 15,382,126      $ 18,044,453     $ (2,662,327)
                                                 ============      ============     ============
 Rental income                                   $ 14,405,659      $ 16,973,522     $ (2,567,863)
 Finance income                                  $    718,633      $    825,948     $   (107,315)
 Income from investments in joint ventures       $    311,325      $    175,766     $    135,559
 Net loss on sale of equipment                   $    (72,647)     $      9,703     $    (82,350)
 Interest and other income                       $     19,156      $     59,514     $    (40,358)


     Total revenue for the 2005 Period decreased by $2,662,327, or 14.8%, as compared to the 2004 Period. This decrease was primarily due to the decrease in rental income that resulted from the renegotiated lease terms of the Kenilworth lease and the transfer of our consolidated interest in ICON SPK 2023-A, LLC. Primarily offsetting this decrease is the increase in rental income and income from joint ventures. Rental income increased as a result of the new leases with Rite-Aid, CompUSA, Hudson Crossing Surgery Center and Short Hills Surgery Center, which took effect in 2005. Income from joint ventures increased due to the new acquisitions which occurred during 2004 and 2005. The decrease in net loss on sale of equipment was due to the sales of an investment in unguaranteed residual value. The decrease in interest income was due to the decrease in available cash held in interest bearing accounts by us during the 2005 Period as compared to the 2004 Period.

     Expenses for the 2005 Period and the 2004 Period are summarized as follows:

                                                           Six Months Ended June 30,
                                                     2005            2004              Change
                                                 ------------      ------------     ------------
 Total expenses                                  $ 15,441,111      $ 17,798,814     $ (2,357,703)
                                                 ============      ============     ============
 Depreciation                                    $ 10,656,222      $ 12,145,971     $ (1,489,749)
 Interest                                        $  2,936,065      $  3,545,196     $   (609,131)
 Management fees - Manager                       $  1,019,659      $  1,069,843     $    (50,184)
 Administrative expense reimbursements - Manager $    487,894      $    545,824     $    (57,930)
 General and administrative                      $    313,231      $    376,929     $    (63,698)
 Minority interest                               $     28,040      $    115,051     $    (87,011)


     Total expenses for the 2005 Period decreased by $2,357,703, or 13.3%, as compared to the 2004 Period. The overall decrease is primarily due to the renegotiated lease terms of the Kenilworth lease, which resulted in decreased depreciation expense on the co-generation plant held by Kenilworth as compared to the 2004 Period. Offsetting this decrease in depreciation expense is the increase due to the new leases acquired during 2005 as mentioned above. The decrease in interest expense was primarily due to the renegotiated lease terms of the Kenilworth lease, which resulted in a repayment of the note payable in July 2004. Offsetting the decrease in interest expense is the increase relating to the increase in value of our interest rate swaps in the amount of approximately $217,000. The decrease in minority interest is due to the transfer of a minority interest in Kenilworth in 2004.

Net Income/Loss

     As a result of the foregoing factors, the net loss for the 2005 Period was $58,985, as compared to net income for the 2004 Period of $245,639. The net loss per weighted average number of additional members' shares outstanding for the 2005 Period was $0.59 as compared to the net income per weighted average number of additional members' shares outstanding for the 2004 Period of $2.46.

Liquidity and Capital Resources

Sources and Uses of Cash

     At June 30, 2005, we had cash and cash equivalents of $1,608,386. Historically, our main source of cash is from financing activities. Our main use of cash is for investing activities and financing activities.

     Our sources of cash during the 2005 Period were from operating activities and investing activities. Our main source of cash from operating activities was the collection of non-financed receivables from direct finance leases of approximately $2,222,000. Our sources of cash from investing activities consisted of distributions received from joint ventures of approximately $283,000 and proceeds from the sales of equipment of approximately $205,000, net of foreign currency adjustment. Our source of cash from financing activities consisted of $2,970,000, which represents proceeds we received from our recourse debt.

     Our primary cash outflows during the 2005 Period were from investing activities and financing activities. Our uses of cash relating to financing activities were cash distributions to our members of approximately $4,467,000 and the redemption of additional member shares of approximately $125,000. Our uses of cash relating to investing activities of $1,500,000 were for loans to an affiliate which were repaid with investments. Additionally, our uses of cash relating to investing activities of approximately $575,000 were for amounts paid to an affiliate for operating leases acquired in 2004.

Financings and Borrowings

     We have both non-recourse debt and recourse debt at June 30, 2005. Our non-recourse debt obligations are being paid directly to the lenders by the lessees and accrue interest at rates ranging from 4.04% per year to 9.50% per year. The outstanding balances of our non-recourse debt at June 30, 2005 were $105,394,339.

     Comerica Line of Credit Agreement

     Through August 31, 2005, we, along with certain of our affiliates, specifically L.P. Seven, ICON Income Fund Eight A L.P. and ICON Income Fund Eight B (collectively, the "Initial Funds"), entered into a $17,500,000 line of credit Agreement (the "LOC Agreement") with Comerica Bank. Effective August 5, 2004, the LOC Agreement was amended to add ICON Income Fund Ten ("Fund Ten") as a borrower. The Initial Funds and Fund Ten are collectively referred to as the Borrowers. The LOC Agreement accrued interest, on all outstanding balances, at an interest rate equal to the Comerica Bank base interest rate plus 1% (together is 7% at June 30, 2005). Under the terms of the LOC Agreement, the Borrowers may borrow money from Comerica Bank with all borrowings to be jointly and severally collateralized by (i) cash and (ii) the present values of certain rents receivable and equipment owned by the Borrowers. On December 6, 2004, the LOC Agreement with Comerica Bank was extended to December 30, 2005.

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

     During 2004 and 2005, we paid Comerica Bank a portion of the outstanding obligations of L.P. Seven. As required under the terms of the Contribution Agreement, L.P. Seven was required to promptly repay us for amounts paid on L.P. Seven's behalf. L.P. Seven did not have sufficient liquidity to repay us, accordingly, L.P. Seven assigned its rights to the profits, losses and cash flows from its investment in a limited partnership interest and its ownership interest in a direct finance lease as full repayment of amounts due to us (See Notes 4, 10 and 11 to the consolidated financial statements).

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

     Aggregate borrowings by all Borrowers under the LOC Agreement amounted to $8,805,000 at June 30, 2005. We had $2,970,000 of borrowings under this line of credit at June 30, 2005.

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

Distributions

     We pay monthly distributions to our members beginning with the first month after the members' admission through the termination of the reinvestment period, which we anticipate will be April 29, 2008. We paid distributions to additional members for the six months ended June 30, 2005 in the amount of $4,422,704. We paid distributions to our Manager for the six months ended June 30, 2005 in the amount of $44,674.

Contractual Obligations and Commitments and Off Balance Sheet Transactions

     At June 30, 2005, we have recourse and non-recourse debt obligations. The lenders have security interests in the equipment relating to each non-recourse debt instrument and an assignment of the rental payments under the leases associated with the equipment. If the lessee were to default on the non-recourse debt, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At June 30, 2005, our outstanding non-recourse indebtedness was $105,394,339. We are a party to a revolving line of credit as discussed in the financing and borrowings section above. At June 30, 2005 our borrowings under the facility were $2,970,000.

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

     Our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Chief Executive Officer and its Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. As part of their evaluation, they reviewed the circumstances surrounding the delay in filing the 2004 10-K and the restatement of our previously issued financial statements for the years ended December 31, 2002 and 2003. As we previously reported in our Current Report on Form 8-K dated May 18, 2006, we delayed the filing of the 2004 10-K, the Annual Report on Form 10-K for the year ended December 31, 2005, this Quarterly report on Form 10-Q and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005, September 30, 2005 and March 31, 2006 pending completion by our accountants, Hays & Company LLP, of the re-audit of our 2002 financial statements that were audited by our prior accountants. After the completion of the re-audit of our 2002 financial statements, we filed our 2004 10-K on July 19, 2006. We are now endeavoring to file the rest of our outstanding quarterly and annual reports as soon as practicable.

     Our  Manager's  Chief  Executive  Officer and the  Principal  Financial and
Accounting Officer concluded that our Manager's disclosure controls and procedures were not effective as of June 30, 2005 to properly record the correct accounting treatment for certain transactions described in the 2004 10-K.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     Our Manager consented to us redeeming 155 additional member shares during the 2005 Period. The redemption amounts are calculated according to a specified redemption formula in accordance with the LLC agreement. Redeemed shares have no voting rights and do not share in distributions. The LLC agreement limits the number of shares which can be redeemed in any one year and redeemed shares may not be reissued. The following table details our additional redemptions:

                                            Total Number of
                                           Additional Member   Price Paid Per
                                                 Shares       Additional Member
                                               Redeemed             Shares
                                           ----------------   -----------------

 January 1, 2005 through January 31, 2005                -            $      -

 February 1, 2005 through February 28, 2005              4            $ 730.25

 March 1, 2005 through March 31, 2005                  105            $ 814.21

 April 1, 2005 through April 30, 2005                   20            $ 780.00

 May 1, 2005 through May 31, 2005                       21            $ 811.25

 June 1, 2005 through June 30, 2005                      5            $ 723.46


Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the 2005 Period.

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

ICON Income Fund Nine, LLC File No. 000-50217 (Registrant) by its Manager, ICON Capital Corp.

Date: November 13, 2006

/s/ Beaufort J.B. Clarke
------------------------------------
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2006

/s/ Thomas W. Martin
------------------------------------
Thomas W. Martin
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)