Form 10-Q
period 2006-09-30
ICON INCOME FUND NINE LLC
filed 2006-11-13
CIK 1157522

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended                      September 30, 2005
                       ---------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from ____________________________to___________________________


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

                           ICON Income Fund Nine, LLC
                                Table of Contents



PART I - FINANCIAL INFORMATION                                                         Page

     Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at September 30, 2005 (Unaudited)
           and December 31, 2004                                                          1

         Condensed Consolidated Statements of Operations for the Three
           And Nine Months Ended September 30, 2005 and 2004 (Unaudited)                  3

         Condensed Consolidated Statement of Changes in Members' Equity for the
           Nine Months Ended September 30, 2005 (Unaudited)                               4

         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
           September 30, 2005 and 2004 (Unaudited)                                        5

         Notes to Condensed Consolidated Financial Statements (Unaudited)                 7

     Item 2. Manager's Discussion and Analysis of Financial Condition and
              Results of Operations                                                      18

     Item 3. Quantitative and Qualitative Disclosures About Market Risk                  26

     Item 4. Controls and Procedures                                                     26

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                                         27

     Item 1A.  Risk Factors                                                              27

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds               28

     Item 3.   Defaults Upon Senior Securities                                           28

     Item 4.   Submission of Matters to a Vote of Security Holders                       29

     Item 5.   Other Information                                                         29

     Item 6.   Exhibits                                                                  29

     Signatures                                                                          30


                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                                 (Unaudited)
                                                 September 30      December 31
                                                     2005              2004
                                                 ------------      ------------
 Cash and cash equivalents                       $  1,771,052      $  3,449,768
                                                 ------------      ------------

 Investments in finance leases:
      Minimum rents receivable                     14,074,432        19,125,597
      Estimated unguaranteed residual values        1,753,811         1,753,811
      Initial direct costs, net                       151,766           250,475
      Unearned income                              (1,541,251)       (2,575,125)
                                                 ------------      ------------

         Net investments in finance leases         14,438,758        18,554,758
                                                 ------------      ------------

 Investments in operating leases:
      Equipment, at cost                          198,821,606       198,825,080
      Accumulated depreciation                    (65,477,456)      (49,595,834)
                                                 ------------      ------------

         Net investments in operating leases      133,344,150       149,229,246
                                                 ------------      ------------

 Investments in unguaranteed residual values        3,924,603         4,440,907
 Investments in joint ventures                      5,810,590         5,770,341
 Due from Manager and affiliates                      173,606           250,698
 Interest rate swap contracts                         692,984           268,496
 Other assets, net                                  2,358,507         2,136,241
                                                 ------------      ------------

         Total assets                            $162,514,250      $184,100,455
                                                 ============      ============

See accompanying notes to condensed consolidated financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                      Condensed Consolidated Balance Sheets

                         LIABILITIES AND MEMBERS' EQUITY

                                                          (Unaudited)
                                                          September 30      December 31
                                                              2005              2004
                                                          ------------      ------------
 Notes payable - non-recourse                             $ 98,166,469      $117,261,455
 Notes payable - recourse                                    3,660,000                 -
 Due to Manager and affiliates                                 186,740           677,187
 Deferred rental income                                      1,422,082           671,928
 Accrued expenses and other liabilities                        598,595           454,363
 Minority interest                                             647,657           579,719
                                                          ------------      ------------

      Total liabilities                                    104,681,543       119,644,652
                                                          ------------      ------------

 Commitments and contingencies

 Members' equity:
     Manager (one share outstanding, $1,000 per share
        original issue price)                                 (283,639)         (219,016)
     Additional Members (98,144 and 98,348
        shares outstanding, $1,000 per share original
        issue price)                                        58,116,346        64,674,819
                                                          ------------      ------------

      Total members' equity                                 57,832,707        64,455,803
                                                          ------------      ------------

      Total liabilities and members' equity               $162,514,250      $184,100,455
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

                           ICON Income Fund Nine, LLC
                        Condensed Consolidated Statements
                                  of Operations
                     (A Delaware Limited Liability Company)
                                   (Unaudited)

                                                                           Three Months                      Nine Months
                                                                             Ended                             Ended
                                                                          September 30,                    September 30,
                                                                ------------------------------    ------------------------------
                                                                       2005            2004           2005              2004
                                                                --------------    ------------    ------------      ------------
 Revenue:
      Rental income                                             $    7,205,635    $  7,212,113    $ 21,611,294      $ 24,185,635
      Finance income                                                   315,241         430,090       1,033,874         1,256,038
      Income from investments in joint ventures                        180,115          85,828         491,440           261,594
      Net loss on sale of equipment                                   (133,561)        (69,864)       (206,208)          (60,161)
      Interest and other income                                         26,600          18,018          45,756            77,532
                                                                --------------    ------------    ------------      ------------


         Total revenue                                               7,594,030       7,676,185      22,976,156        25,720,638
                                                                --------------    ------------    ------------      ------------

 Expenses:
      Depreciation                                                   5,324,112       5,437,577      15,980,334        17,583,548
      Interest                                                       1,294,838       1,719,212       4,230,903         5,264,408
      Management fees - Manager                                        522,300         601,840       1,541,959         1,671,683
      Administrative expense reimbursements - Manager                   96,290         272,178         584,184           818,002
      General and administrative                                        45,013          72,282         358,244           449,211
      Minority interest                                                 15,897          18,122          43,937           133,173
                                                                --------------    ------------    ------------      ------------

         Total expenses                                              7,298,450       8,121,211      22,739,561        25,920,025
                                                                --------------    ------------    ------------      ------------

 Net income (loss)                                              $      295,580    $   (445,026)   $    236,595      $   (199,387)
                                                                ==============    ============    ============      ============

 Net income (loss) allocable to:
      Additional Members                                               292,624        (440,576)        234,229          (197,393)
      Manager                                                            2,956          (4,450)          2,366            (1,994)
                                                                --------------    ------------    ------------      ------------

                                                                $      295,580    $   (445,026)   $    236,595      $   (199,387)
                                                                ==============    ============    ============      ============

 Weighted average number of Additional
   Members' shares outstanding                                          98,177          98,360          98,238            98,889
                                                                ==============    ============    ============      ============

 Net income (loss) per weighted average
  Additional Members' share                                     $         2.98    $      (4.48)   $       2.38      $      (2.00)
                                                                ==============    ============    ============      ============


See accompanying notes to condensed consolidated financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
         Condensed Consolidated Statement of Changes in Members' Equity
                      Nine Months Ended September 30, 2005


                                                                                            Total
                                         Additional       Additional                        Members'
                                       Member Shares       Members          Manager         Equity
                                       -------------   --------------    ------------    -------------
Balance, January 1, 2005                    98,348     $   64,674,819    $   (219,016)     $64,455,803

 Cash distributions to members                             (6,631,867)        (66,989)      (6,698,856)
 Additional members' shares redeemed          (204)          (160,835)              -         (160,835)
 Net income                                    -              234,229           2,366          236,595
                                        ----------     --------------    ------------    -------------

Balance, September 30, 2005                 98,144         58,116,346        (283,639)      57,832,707
                                        ==========     ==============    ============    =============


See accompanying notes to condensed consolidated financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                 Condensed Consolidated Statements of Cash Flows
                         Nine Months Ended September 30,
                                   (Unaudited)



                                                                             2005             2004
                                                                         ------------      ------------
 Cash flows from operating activities:
      Net income (loss)                                                  $    236,595      $   (199,387)
      Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
            Rental income paid directly to lenders by lessees             (20,017,587)      (23,119,379)
            Finance income                                                 (1,033,874)         (329,321)
            Income from investments in joint ventures                        (491,440)         (261,594)
            Net loss on sale of equipment                                     206,208            60,161
            Depreciation and amortization                                  15,980,334        17,583,548
            Interest expense on non-recourse financing paid directly
               to lenders by lessees                                        4,559,464         5,253,411
            Change in fair value of interest rate swap contracts             (424,488)                -
            Minority interest in joint ventures                                43,937           133,173
         Changes in operating assets and liabilities:
            Collection of principal - non-financed receivables              3,703,791         2,325,331
            Due to/from Manager and affiliates                                161,372           780,150
            Other assets, net                                                (285,703)                -
            Accounts payable and accrued expenses                             144,232            50,231
            Deferred income                                                    36,961           249,861
                                                                         ------------      ------------

 Net cash provided by operating activities                                  2,819,802         2,526,185
                                                                         ------------      ------------

 Cash flows from investing activities:
       Investments in operating leases                                       (574,727)               -
       Investment in finance leases                                                 -          (199,487)
       Investment in joint ventures                                                 -        (1,521,600)
       Investment in unguaranteed residual values                                   -           (97,202)
       Proceeds from sales of equipment                                       310,096           213,666
       Advances to affiliates                                              (1,500,000)               -
       Distributions to minority interest in joint venture                          -          (868,334)
       Distributions received from joint ventures                             465,804                -
                                                                         ------------      ------------

 Net cash used in investing activities                                     (1,298,827)       (2,472,957)
                                                                         ------------      ------------

 Cash flows from financing activities:
      Loans and advances to affiliate                                               -          (390,000)
      Cash distributions paid to members                                   (6,698,856)       (6,620,656)
      Proceeds from recourse borrowings                                     3,660,000                -
      Cash paid for additional members shares redeemed                       (160,835)         (474,183)
                                                                         ------------      ------------

 Net cash used in financing activities                                     (3,199,691)       (7,484,839)
                                                                         ------------      ------------
 Net decrease in cash and cash equivalents
                                                                           (1,678,716)       (7,431,611)
 Cash and cash equivalents, beginning of the period                         3,449,768        14,651,555
                                                                         ------------      ------------

 Cash and cash equivalents, end of the period                            $  1,771,052      $  7,219,944
                                                                         ============      ============


See accompanying notes to condensed consolidated financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                 Condensed Consolidated Statements of Cash Flows
                         Nine Months Ended September 30,
                                   (Unaudited)


                                                                               2005              2004
                                                                            ------------      -----------
 Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                              $     97,022      $     10,997
                                                                            ============      ============

 Supplemental disclosure of non-cash investing and financing activities:
      Non-cash portion of equipment purchased with non-recourse debt        $          -      $  7,979,500
                                                                            ============      ============
      Principal and interest paid on non-recourse notes payable
         paid directly to lenders by lessees                                $ 23,445,843      $ 26,126,829
                                                                            ============      ============
      Other assets acquired from affiliate in exchange
         for amounts owed                                                   $    755,000      $          -
                                                                            ============      ============
      Interest in finance lease acquired from affiliate in
         exchange for amounts owed                                          $    745,000      $          -
                                                                            ============      ============

See accompanying notes to condensed consolidated financial statements.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2005
                                  (Unaudited)

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

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

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

     Certain reclassifications have been made to the accompanying condensed consolidated financial statements for the three and nine month periods ended September 30, 2004 to conform to the current period presentation.

(3)      Summary of Significant Accounting Policies

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the allowance for doubtful accounts, unguaranteed residual values, depreciation and amortization and impairment losses. Actual results could differ from those estimates.

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

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

(5)    Investments in Operating Leases

     Investments in operating leases consist of the following at September 30, 2005 and December 31, 2004:

                                                                  (Unaudited)
                                                                  September 30,    December 31,
                                                                       2005            2004
                                                                --------------    ------------
 Aircraft                                                       $   97,161,029      97,161,029
 Cargo vessels                                                      75,664,671      75,664,671
 Co-generation facility                                             15,787,934      15,787,934
 Railcars                                                            5,631,436       5,631,436
 Material handling, telecommunication and computer equipment         4,576,536       4,580,010
                                                                --------------    ------------

                                                                   198,821,606     198,825,080
 Accumulated depreciation                                          (65,477,456)    (49,595,834)
                                                                --------------    ------------

                                                                $  133,344,150    $149,229,246
                                                                ==============    ============


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

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

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

     ICON Global Crossing II, LLC

     On September 28, 2006, the LLC along with ICON Income Fund Ten, LLC ("Fund Ten") an affiliate of the Manager, formed ICON Global Crossing II, LLC ("Global Crossing II"), with original ownership interests of approximately 17% and 83%, respectively. The total capital contributions made to ICON Global Crossing II were approximately $12,044,000 of which the LLC's share was approximately $2,000,000. Acquisition fees, payable to the Manager, in the amount of $60,000 were accrued at September 30, 2006.

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

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

(6)    Joint Ventures - continued

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

     ICON 126 had a commitment with respect to its Cathay aircraft to pay 50% of the maintenance overhaul costs, which were incurred on or prior to March 27, 2006. ICON 126 had established a maintenance reserve cash account, which totaled approximately $1,354,000 at March 27, 2006, to pay for its portion of these costs. This account was funded in accordance with the terms of the original lease. The maintenance reserve cash account totaled $1,093,750 at September 30, 2005.

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

     For  the  nine  months  ended   September   30,  2005,   the  LLC  received
approximately $310,000 in proceeds for the sale of unguaranteed residual value and recognized a loss of approximately $206,000.

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

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

(8)    Notes Payable - Non-Recourse - continued

     Along with the execution of the refinanced non-recourse debt pertaining to Wilhelmsen, the LLC entered into interest rate swap agreements to fix the interest rate at 7.02% per year. The LLC accounts for its interest rate swap contracts in accordance with Statement of Financial Accounting Standards No. 133, as amended, and recorded an asset at September 30, 2005 of $724,051.

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

     At September 30, 2005, the LLC's total non-recourse debt balance is $98,166,469.

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

     The LOC Agreement accrued interest, on all outstanding balances, at an interest rate equal to the Comerica Bank base interest rate plus 1% (7.5% at September 7, 2005). Under the terms of the line of credit agreement, the Borrowers may borrow money from Comerica Bank with all borrowings to be jointly and severally collateralized by (i) cash and (ii) the present values of certain rents receivable and equipment owned by the Borrowers. On December 6, 2004, the LOC Agreement with Comerica Bank was extended to December 30, 2005.

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

     The Contribution Agreement provides that, in the event a Borrower pays an amount under the agreement in excess of its allocable share of the obligation under the agreement whether by reason of an Event of Default or otherwise, the other Borrowers will promptly make a contribution payment to such Borrower in

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

(9)    Note Payable - Recourse - continued

such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the agreement. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Borrower.

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

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

(9)    Note Payable - Recourse - continued

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

     On September 7, 2005, certain of the New Borrowers were advanced approximately $10,200,000 under the Facility, of which the LLC's borrowings were $4,535,000, which amount was used to completely repay all of the outstanding indebtedness owed by certain of the New Borrowers and their affiliates under the line of credit agreement with Comerica Bank. The line of credit agreement with Comerica Bank was subsequently terminated.

     Aggregate  borrowings by the new Borrowers  under the Facility  amounted to
$10,471,046   at  September  30,  2005.  The  LLC  had  advances  of  $3,660,000 outstanding under this Facility at September 30, 2005.

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

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

(10)   Transactions with Related Parties - continued

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

     The Manager also has a 1% interest in the LLC's profits, losses and distributions. The LLC paid distributions to the Manager of $66,989 and $67,384 for the periods ended September 30, 2005 and 2004, respectively. Additionally, the Manager's interest in the LLC's net income was $2,366 for the period ended September 30, 2005. The Manager's interest in the LLC's net loss was $(1,994) for the period ended September 30, 2004.

     Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the three and nine months ended September 30, 2005 and 2004 are as follows:

                                              Three Months Ended         Nine Months Ended
                                                September 30,             September  30,
                                          ----------------------     -----------------------
                                              2005       2004           2005          2004
                                          ----------   ---------     ----------    ---------
 Acquisition fees (1)                     $        -   $       -     $        -    $   51,632
 Management fees                             522,300     601,840      1,541,959     1,671,683
 Administrative expense reimbursements        96,290     272,178        584,184       818,002
                                          ----------   ---------     ----------    ----------

                                          $  618,590   $ 874,018     $2,126,143    $2,541,317
                                          ==========   =========     ==========    ==========


 (1) Capitalized as part of the cost of the assets acquired.

     The LLC had a payable of $186,740 due to its Manager and affiliates at September 30, 2005. Of this amount, approximately $98,600 is due to the Manager relating to administrative expense reimbursements and approximately $88,000 is due to an affiliate for a rental payment received on its behalf.

     At September 30, 2005, the LLC was due $173,606 from its affiliates, which primarily consisted of $100,000, net of approximately $3,700 due to affiliate, from two affiliates, $75,000 from Fund Eight B and $25,000 from ICON 126, for the initial deposits relating to the establishment of the ICON 126 maintenance reserves.

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

(10)   Transactions with Related Parties - continued

     The LLC anticipates receiving the $75,000 from Fund Eight B during November 2006 and the $25,000 due from ICON 126 at lease expiration when the aircraft is sold. The LLC is also due approximately $44,000 for management fees.

     As discussed in Notes 4, 10 and 11, the LLC was assigned other assets and an ownership interest in a direct finance lease from L.P. Seven during the quarter ended March 31, 2005 as repayment for amounts paid by the LLC on behalf of L.P. Seven under the terms of the LOC Agreement with Comerica Bank.

(11)   Commitments and Contingencies

     The LLC has entered into remarketing and residual sharing agreements with third parties. In connection with these agreements, remarketing and residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas.

     The LLC has a commitment in regards to its 100% owned Cathay aircraft to pay 50% of the maintenance overhaul costs, which were incurred during June 2006. The total estimated costs for this overhaul are approximately $1,300,000. At September 30, 2006, we accrued a liability in the amount of $1,100,000 for these costs.

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

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

(12)   Recent Accounting Pronouncements - continued

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

     At September 30, 2005, our current portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment subject to lease:

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

Results of Operations for the Three Months Ended September 30, 2005 (the "2005 Quarter") and 2004 (the "2004 Quarter")

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

     Revenue for the 2005 Quarter and the 2004 Quarter are summarized as follows:

                                                                Three Months Ended September 30,
                                                    -----------------------------------------------------
                                                        2005                 2004               Change
                                                    ----------         --------------        ------------
 Total revenue                                      $7,594,030         $    7,676,185        $    (82,155)
                                                    ==========         ==============        ============

 Rental income                                      $7,205,635         $    7,212,113        $     (6,478)
 Finance income                                     $  315,241         $      430,090        $   (114,849)
 Income from investments in joint ventures          $  180,115         $       85,828        $     94,287
 Net loss on sale of equipment                      $ (133,561)        $      (69,864)       $    (63,697)
 Interest and other income                          $   26,600         $       18,018        $      8,582


     Total revenue for the 2005 Quarter decreased by $82,155, or 1.1%, as compared to the 2004 Quarter. This decrease was primarily due to the decrease in rental income, finance income and the increase in net loss on sale of equipment. Primarily offsetting this decrease was the increase from investment in joint ventures. The decrease in rental income related to the renegotiated lease terms of the Kenilworth lease. Offsetting this decrease were the increases related to the new acquisitions of the new operating leases with Rite-Aid, CompUSA, and Hudson Crossing Surgery Center and Short Hills Surgery Center which took effect in 2005. The decrease in finance income related to the reduction in income as leases matured. The increase in loss on sale of equipment resulted from more sales in the 2005 Quarter as compared to the 2004 Quarter. Income from investments joint ventures increased due to the new acquisitions which occurred during 2005.

     Expenses for the 2005 Quarter and the 2004 Quarter are summarized as follows:

                                                                Three Months Ended September 30,
                                                    -----------------------------------------------------
                                                        2005                 2004               Change
                                                    ----------         --------------        ------------
 Total expenses                                     $7,298,450         $    8,121,211        $   (822,761)
                                                    ==========         ==============        ============

 Depreciation                                       $5,324,112         $    5,437,577        $   (113,465)
 Interest                                           $1,294,838         $    1,719,212        $   (424,374)
 Management fees - Manager                          $  522,300         $      601,840        $    (79,540)
 Administrative expense reimbursements - Manager    $   96,290         $      272,178        $   (175,888)
 General and administrative                         $   45,013         $       72,282        $    (27,269)
 Minority interest                                  $   15,897         $       18,122        $     (2,225)


     Total expenses for the 2005 Quarter decreased by $822,761, or 10.1%, as compared to the 2004 Quarter. Interest expense decreased primarily as a result of the renegotiated terms of the Kenilworth lease which resulted in a repayment of the note payable in July 2004. Primarily offsetting this decrease is the increase in the value of our interest rate swap contracts in the amount of approximately $424,000. The decrease in Minority interest is due to the transfer of the in minority interest of Kenilworth in 2004.

Net Income/Loss

     As a result of the foregoing factors, the net income for the 2005 Quarter was $295,580 as compared to the net loss for the 2004 Quarter, which was $445,026. The net income per weighted average number of additional members' shares outstanding for the 2005 Quarter was $2.98 as compared to the net loss per weighted average number of additional members' shares outstanding for the 2004 Quarter, which was $4.48.

Results of Operations for the Nine Months Ended September 30, 2005 (the "2005 Period") and 2004 (the "2004 Period")

     Revenue for the 2005 Period and the 2004 Period are summarized as follows:


                                                                Nine Months Ended September 30,
                                                    -----------------------------------------------------
                                                        2005                2004                Change
                                                    ------------       --------------        ------------
 Total revenue                                      $ 22,976,156       $   25,720,638        $ (2,744,482)
                                                    ============       ==============        ============
 Rental income                                      $ 21,611,294       $   24,185,635        $ (2,574,341)
 Finance income                                     $  1,033,874       $    1,256,038        $   (222,164)
 Income from investments in joint ventures          $    491,440       $      261,594        $    229,846
 Net loss on sale of equipment                      $   (206,208)      $      (60,161)       $   (146,047)
 Interest and other income                          $     45,756       $       77,532        $    (31,776)


     Total revenue for the 2005 Period decreased by $2,744,482, or 10.7%, as compared to the 2004 Period. This decrease was primarily due to the decrease in rental income that resulted from the renegotiated lease terms of the Kenilworth lease. Primarily offsetting this decrease is the increase in rental income and income from joint ventures. Rental income increased as a result of the new operating leases with Rite-Aid, CompUSA, and Hudson Crossing Surgery Center and Short Hills Surgery Center which took effect in 2005. Income from investment in joint ventures increased due to the new acquisitions which occurred during 2004 and 2005. The increase in loss on sale of equipment resulted from more sales in the 2005 Period as compared to the 2004 Period.

     Expenses for the 2005 Period and the 2004 Period are summarized as follows:


                                                          Nine Months Ended September 30,
                                                  -----------------------------------------------
                                                       2005           2004             Change
                                                  ------------   --------------    -------------
 Total expenses                                   $ 22,739,561   $   25,920,025    $ (3,180,464)
                                                  ============   ==============    ============

 Depreciation                                     $ 15,980,334   $   17,583,548    $ (1,603,214)
 Interest                                         $  4,230,903   $    5,264,408    $ (1,033,505)
 Management fees - Manager                        $  1,541,959   $    1,671,683    $   (129,724)
 Administrative expense reimbursements - Manager  $    584,184   $      818,002    $   (233,818)
 General and administrative                       $    358,244   $      449,211    $    (90,967)
 Minority interest                                $     43,937   $      133,173    $    (89,236)


     Total expenses for the 2005 Period decreased by $3,180,464, or 12.3%, as compared to the 2004 Period. The overall decrease is primarily due to the renegotiated lease terms of the Kenilworth lease, which resulted in decreased depreciation expense on the co-generation plant held by Kenilworth as compared to the 2004 Period. Offsetting this decrease in depreciation expense is the increase in depreciation expense due to the new leases acquired during 2005 as mentioned above. Interest expense also decreased primarily as a result of the renegotiated terms of the Kenilworth lease, which resulted in a repayment of the note payable in July 2004. Primarily offsetting this decrease in interest expense is the increase in the value of our interest rate swap contracts in the amount of approximately $424,000. The decrease in minority interest is due to the transfer of a minority interest in Kenilworth in 2004.

Net Income/Loss

     As a result of the foregoing factors, the net income for the 2005 Period was $236,595 as compared to the net loss for the 2004 Period which was $199,387. The net income per weighted average number of additional members' shares outstanding for the 2005 Period was $2.38, as compared to the net loss per weighted average number of additional members' shares outstanding for the 2004 Period of $2.00.

Liquidity and Capital Resources

Sources and Uses of Cash

     At September 30, 2005, we had cash and cash equivalents of $1,771,052. Historically, our main source of cash is from financing activities. Our main use of cash is for investing activities and financing activities.

     Our sources of cash during the 2005 Period were from operating activities and investing activities and financing activities. Our main source of cash from operating activities was the collection of non-financed receivables from direct finance leases of approximately $3,700,000, which provided us with approximately $2,800,000 of cash from operating activities. Our sources of cash from investing activities consisted of distributions received from joint ventures of approximately $466,000 and proceeds from the sales of equipment of approximately $310,000. Our primary source of cash from financing activities consisted of $3,660,000, which represents proceeds we received from our recourse debt.

     Our primary cash outflows during the 2005 Period were from investing activities and financing activities. Our uses of cash relating to financing activities were cash distributions to our members of approximately $6,700,000, and the redemption of additional member shares of approximately $161,000. Our uses of cash relating to investing activities of $1,500,000 were for loans to an affiliate which were repaid with investments. Additionally our uses of cash relating to investing activities of approximately $575,000 were for amounts paid to an affiliate for operating leases acquired in 2004.

Financings and Borrowings

     We have both non-recourse debt and recourse debt at September 30, 2005. Our non-recourse debt obligations are being paid directly to the lenders by the lessees and accrue interest at rates ranging from 4.04% per year to 9.50% per year. The outstanding balances of our non-recourse debt at September 30, 2005 were $98,166,469.

     Comerica Line of Credit Agreement

     Through August 31, 2005, we, along with certain of our affiliates, specifically L.P. Seven, ICON Income Fund Eight A L.P. and ICON Income Fund Eight B ("Fund Eight B") (collectively, the "Initial Funds"), entered into a $17,500,000 line of credit agreement (the "LOC Agreement") with Comerica Bank. Effective August 5, 2004, the LOC Agreement was amended to add ICON Income Fund Ten ("Fund Ten") as a borrower. The Initial Funds and Fund Ten are collectively referred to as the Borrowers. The LOC Agreement accrued interest, on all outstanding balances, at an interest rate equal to the Comerica Bank base interest rate plus 1% (7.5% at September 7, 2005). Under the terms of the LOC Agreement, the Borrowers may borrow money from Comerica Bank with all borrowings to be jointly and severally collateralized by (i) cash and (ii) the present values of certain rents receivable and equipment owned by the Borrowers. On December 6, 2004, the LOC Agreement with Comerica Bank was extended to December 30, 2005.

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

     On September 7, 2005, certain of the New Borrowers (as defined below) were advanced approximately $10,200,000 under the Facility, which amount was used to completely repay all of the outstanding indebtedness owed by certain of the New Borrowers and their affiliates under the line of credit agreement with Comerica Bank. The LOC Agreement with Comerica Bank was subsequently terminated.

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

     Aggregate   borrowings  by  all  Funds  under  the  Facility   amounted  to
$10,471,046 at September 30, 2005. We had $3,660,000 of borrowings outstanding under this Facility, at September 30, 2005.

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

Distributions

     We pay monthly distributions to our members beginning with the first month after the members' admission through the termination of the reinvestment period, which we anticipate will be April 29, 2008. We paid distributions to additional members for the nine months ended September 30, 2005 in the amount of $6,631,867. We paid distributions to our Manager for the nine months ended September 30, 2005 in the amount of $66,989.

Contractual Obligations and Commitments and Off Balance Sheet Transactions

     At September 30, 2005, we have recourse and non-recourse debt obligations. The lenders have security interests in the equipment relating to each non-recourse debt instrument and an assignment of the rental payments under the leases associated with the equipment. If the lessee were to default on the non-recourse debt the equipment would be returned to the lender in extinguishment of the non-recourse debt. At September 30, 2005, our outstanding indebtedness was $98,166,469. We are a party to a revolving line of credit as discussed in the financing and borrowings section above. At September 30, 2005, our borrowings under the Facility were $3,660,000.

     We had a commitment in regards to our 100% owned Cathay aircraft to pay 50% of the maintenance overhaul costs, which were incurred during June 2006. The total estimated costs for this overhaul are approximately $1,300,000. At September 30, 2006 we accrued a liability in the amount of $1,100,000 for these costs. We do not have any off balance sheet transactions.

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

     Our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Chief Executive Officer and its Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. As part of their evaluation, they reviewed the circumstances surrounding the delay in filing the 2004 10-K and the restatement of our previously issued financial statements for the years ended December 31, 2002 and 2003. As we previously reported in our Current Report on Form 8-K dated May 18, 2006, we delayed the filing of the 2004 10-K, the Annual Report on Form 10-K for the year ended December 31, 2005, this Quarterly report on Form 10-Q and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005 and March 31, 2006 pending completion by our accountants, Hays & Company LLP, of the re-audit of our 2002 financial statements that were audited by our prior accountants. After the completion of the re-audit of our 2002 financial statements, we filed our 2004 10-K on July 19, 2006. We are now endeavoring to file the rest of our outstanding quarterly and annual reports as soon as practicable.

     Our  Manager's  Chief  Executive  Officer and the  Principal  Financial and
Accounting Officer concluded that our Manager's disclosure controls and procedures were not effective as of September 30, 2005 to properly record the correct accounting treatment for the transactions described above.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     Our Manager consented to us redeeming 204 additional member shares during the 2005 Period. The redemption amounts are calculated according to a specified redemption formula in accordance with the LLC agreement. Redeemed shares have no voting rights and do not share in distributions. The LLC agreement limits the number of shares which can be redeemed in any one year and redeemed shares may not be reissued. The following table details our additional redemptions:

                                                     Total Number of
                                                    Additional Member       Price Paid Per
                                                         Shares           Additional Member
                                                        Redeemed               Shares
                                                    ------------------    ----------------

 January 1, 2005 through January 31, 2005                     -               $      -

 February 1, 2005 through February 28, 2005                   4               $ 730.25

 March 1, 2005 through March 31, 2005                       105               $ 814.21

 April 1, 2005 through April 30, 2005                        20               $ 780.00

 May 1, 2005 through May 31, 2005                            21               $ 811.25

 June 1, 2005 through June 30, 2005                           5               $ 723.46

 July 1, 2005 through July 31, 2005                           -               $      -

 August 1, 2005 through August 31, 2005                      23               $ 725.41

 September 1, 2005 through September 30, 2005                26               $ 760.26



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

ICON Income Fund Nine, LLC File No. 000-50217 (Registrant) by its Manager, ICON Capital Corp.

Date: November 13, 2006

/s/ Beaufort J.B. Clarke
-----------------------------------
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2006

/s/ Thomas W. Martin
-----------------------------------
Thomas W. Martin
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)