Form 10-K
period 2005-12-31
ICON INCOME FUND NINE LLC
filed 2006-11-14
CIK 1157522

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
                                December 31, 2005
--------------------------------------------------------------------------------

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

                       Documents Incorporated by Reference
None.

                                Table of Contents

                                     PART I

                                                                                    Page
Item 1.    Business                                                                   1

Item 1A.   Risk Factors                                                               5

Item 1B.   Unresolved Staff Comments                                                 10

Item 2.    Properties                                                                10

Item 3.    Legal Proceedings                                                         10

Item 4.    Submission of Matters to a Vote of Security Holders                       10

                                     PART II

Item 5.    Market for the Registrant's Securities and Related Security Holder
           Matters                                                                   10

Item 6.    Selected Consolidated Financial Data                                      11

Item 7.    Manager's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                12

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                24

Item 8.    Consolidated Financial Statements                                         25

Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                                  57

Item 9A.   Controls and Procedures                                                   57

Item 9B.   Other Information                                                         58

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant's Manager              58

Item 11.   Executive Compensation                                                    59

Item 12.   Security Ownership of Certain Beneficial Owners and Manager and
           Related Security Holder Matters                                           59

Item 13.   Certain Relationships and Related Transactions                            59

Item 14.   Principal Accountant Fees and Services                                    60

                                     PART IV

Item 15.   Exhibits and Financial Statement Schedules                                60

SIGNATURES                                                                           61


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

Item 1. Business

Our History

     ICON Income Fund Nine, LLC (the "LLC") was formed on July 11, 2001 as a Delaware limited liability company. The LLC is engaged in one business segment, the business of acquiring equipment subject to leases, and to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. The LLC will continue until December 31, 2020, unless terminated sooner. When used in this report, the terms "we," "us" and "our" refer to the LLC.

     Our Manager is ICON Capital Corp. (the "Manager"), a Connecticut corporation. Our Manager manages and controls our business affairs, including, but not limited to, the equipment leases and financing transactions under the terms of a limited liability company agreement with the LLC (the "LLC Agreement").

     Our  initial  capitalization  was $1,000  contributed  by our  Manager.  We offered  member  shares  with the  intention  of raising up to  $100,000,000  of capital and we commenced business operations on our initial closing date, December 18, 2001, when we issued 1,250 member shares, representing $1,249,910 of capital contributions. Between December 19, 2001 and April 30, 2003, our final closing date, we sold an additional 98,416 member shares, representing $98,403,564 of capital contributions bringing the total member shares and capital contributions to 99,666 and $99,653,474, respectively. Through December 31, 2005, we redeemed 1522 member shares. At December 31, 2005, we had 98,144 member shares outstanding.

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

     We invest most of the net proceeds from our offering in items of equipment that will be subject to a lease. After the net offering proceeds have been invested, it is anticipated that additional investments will be made with the cash generated from our initial investments to the extent that cash is not needed for expenses, reserves and distributions to members. The investment in additional equipment in this manner is called "reinvestment." We anticipate purchasing equipment from time to time for approximately the next three years. This time frame is called the "operating period," which we may extend, at our discretion, up to an additional three years. After the operating period, we will then sell our assets in the ordinary course of business during a time frame called the "liquidation period."

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

     Members' capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to our members and 1% to our Manager until each additional member has received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital contribution account to zero and has received, in addition, other distributions and allocations which would provide an 8% per year cumulative return on their outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to our additional members and 10% to our Manager.

     Substantially all of our recurring operating cash flows are generated from the operations of the "income" leases in our portfolio. On a monthly basis, we deduct the expenses related to the recurring operations of the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and equipment management costs. Any residual operating cash flows are considered available for distribution to our members.

     At December 31, 2005 and 2004, we had total assets of $151,635,559 and $184,100,455, respectively. For the year ended December 31, 2005, our total rental and finance income was $30,135,788, which included three lessees that accounted for approximately 86% of our total rental income and finance income. We incurred a net loss for the year ended December 31, 2005 of $2,777,128. For the year ended December 31, 2004, our total rental income and finance income was $32,768,610, which included three lessees that accounted for approximately 81% of our total rental income and finance income. We incurred a net loss for the year ended December 31, 2004 of $17,768.

     At December 31, 2005, our current portfolio, which we hold either directly or through joint venture investments with affiliates and others, consisted primarily of the following equipment subject to lease:

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

o We have a 100% interest in one Airbus A340-313X aircraft and a 50% interest through a joint venture with ICON Income Fund Eight B L.P., ("Fund Eight B") in a second Airbus A340-313X aircraft, both on lease to Cathay Pacific Airways Limited ("Cathay") with expiration dates of June 2006 and March 2006, respectively. The purchase price of the first aircraft was approximately $69,069,000, comprised of $4,278,000 in cash and approximately $64,791,000 of non-recourse debt. The total purchase price of the second aircraft was approximately $74,527,000. Our portion of the purchase price of the second aircraft was approximately $37,264,000, comprised of approximately $2,125,000 in cash and approximately $35,139,000 of non-recourse debt.

     Effective June 7, 2006, we entered into a lease extension with Cathay through December 1, 2011. Simultaneously with the lease extension, the owner trustee refinanced the non-recourse debt, which had an outstanding principal balance of $44,363,166. The refinanced non-recourse debt has monthly payments of approximately $545,000 through May 2010 and monthly payments of approximately $495,000 through December 2011 and accrues interest at the London Interbank Offered Rate ("LIBOR") plus 0.80% per year. The refinanced non-recourse debt matures on December 1, 2011 and requires a balloon payment of approximately $11,550,000. The variable interest rate of the refinanced debt was fixed under the debt agreement effective August 1, 2006 at a rate of 6.85%. The lender has a security interest in the leased equipment and an assignment of the rental payments under the lease.

     Simultaneously with the lease extension of our 50% owned aircraft the owner trustee refinanced the non-recourse debt which was scheduled to mature on March 27, 2006 and required a balloon payment of approximately $52,850,000. ICON 126 established, under the original lease, a reserve account totaling $582,509, which was used to reduce the balloon payment to $52,267,491. The refinanced non-recourse debt has monthly payments of approximately $545,000 through May 2010 and monthly payments of approximately $495,000 through December 1, 2011. The refinanced non-recourse debt accrues interest at LIBOR plus 1.165%, matures on July 1, 2011 and requires a balloon payment of approximately $32,000,000. The variable interest rate of the refinanced debt was fixed at 6.104% under the debt agreement on September 29, 2006, to be effective October 3, 2006.

Shipping:

o We have a 100% interest in three car and truck carrying vessels on bareboat charter to Wilhelmsen Lines Shipowning ASA ("Wilhelmsen") with an expiration date of December 22, 2008. The purchase price was approximately $74,020,000, consisting of approximately $9,690,000, in cash and approximately $64,330,000 of non-recourse debt. Effective March 14, 2006, we extended the terms of the related bareboat charter with Wilhelmsen through December 22, 2013 and refinanced the related non-recourse debt. As part of the non-recourse debt refinancing, we incurred approximately $21,753,000 of additional non-recourse debt and will expense approximately $417,000 of loan origination costs associated with the original non-recourse debt. The principal amount of refinanced non-recourse debt is $51,000,000, which matures on December 22, 2013. The non-recourse debt has quarterly payments ranging from $450,000 to $800,000 and accrues interest at LIBOR plus 1.50% per year. Simultaneously with the execution of the refinanced non-recourse debt, we entered into interest rate swap agreements to fix the interest rate at 7.02% per year. The lender has a security interest in the leased equipment and an assignment of the rental payments under the lease.

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

Assignment of Sodium Chlorate Production Facility

o On March 28, 2005, ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), an entity also managed by our Manager, assigned its entire 50% interest in a lease with EKA Chemicals, Inc. ("EKA") to us for $745,000. This assignment was made in order for L.P. Seven to repay its outstanding debt obligation to us as required by the contribution agreement that we entered into with some of our affiliates in connection with the line of credit agreement we had with Comerica Bank, which is more fully explained elsewhere in this document (See Financings and Borrowings located in the Liquidity and Capital Resources section of Manager's Discussion and Analysis of Financial Condition and Results of Operations). This amount represented L.P. Seven's fair value of its interest in EKA on March 28, 2005. This amount was determined to represent the fair value of the lease with EKA Chemicals, Inc. based upon the expected future cash flows from such lease. At December 31, 2005, we received the full payment of $745,000 from EKA.

Rowan Cash Flow

o On February 23, 2005, L.P. Seven assigned to us 3.02% of its rights in the profits, losses and cash flows from its limited partnership interest in an entity that owns a 100% interest in a mobile offshore drilling rig subject to a lease with Rowan Companies, Inc. L.P. Seven assigned the rights to us as repayment of its $755,000 outstanding debt obligation pursuant to the contribution agreement related to the line of credit agreement with Comerica Bank. This assignment increased our rights to the profits, losses and cash flows from L.P. Seven's limited partnership interest from 2.60%, which were assigned to us in November 2004, to 5.62%. This amount represented L.P. Seven's proportionate fair value of its rights in the mobile offshore drilling rig at February 23, 2005. The fair value of the mobile offshore drilling rig was determined using an independent third party appraisal.

Segment Information

     We have only one operating segment: the business of acquiring equipment subject to leases, and to a lesser degree acquiring ownership rights to items of leased equipment at lease expiration.

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

Available Information

     Our Annual Report on Form 10-K and our most recent Quarterly Reports on Form 10-Q and amendments to those reports, if any, and our Current Reports on Form 8-K and any amendments to those reports, are available free of charge on our Manager's internet website at http://www.iconcapital.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission. This information is also available on the Securities and Exchange Commission's website, at http://www.sec.gov.

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

     Our Manager could be confronted with decisions in which it will have an economic incentive to place its interests above ours. Our Manager sponsors and currently manages five other equipment leasing businesses. See "Item 13. Certain Relationships and Related Transactions." These conflicts may include:

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

     If a lessee does not make lease payments to us when due, or violates the terms of its lease in another important way, we may be forced to terminate the lease and attempt to recover the equipment. We may do this at a time when we may not be able to arrange for a new lease or to sell the equipment right away, if at all. We would then lose the expected lease revenues and might not be able to recover the entire amount or any of our original investment in the equipment. The cost of recovering equipment upon a lessee's default, enforcing the lessee's obligations under the lease, and transporting, storing, repairing and finding a new lessee for the equipment may be high and may negatively affect the value of our investment in the equipment. We may lease equipment to lessees which have senior debt rated below investment grade. We do not require our lessees to have a minimum credit rating, and lessees with such lower credit ratings may default on lease payments more frequently than those with higher credit ratings.

If a lessee files for bankruptcy, we may have difficulty enforcing the lease and may incur losses.

     If a lessee files for protection under applicable bankruptcy laws, the remaining term of the lease or option to purchase the equipment for a fixed price at a future date could be shortened or the lease could be rejected, and unpaid pre-bankruptcy lease payments may be cancelled as part of the bankruptcy. We may also experience difficulty and delays in recovering equipment from a bankrupt lessee. If a lease is rejected in a bankruptcy, we would bear the cost of retrieving and storing the equipment, and then have to remarket it, and we would become an unsecured creditor of the bankrupt lessee for any amounts due under the lease.

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

     It may be difficult for us to repossess our equipment if a foreign lessee defaults, and lease enforcement outside the United States could be more expensive as we would need to hire legal counsel in the applicable foreign jurisdiction. We may have difficulty enforcing our rights under a lease. Moreover, foreign jurisdictions may confiscate equipment. Use of equipment in a foreign country will be subject to that country's tax laws, which may impose unanticipated taxes. While we will seek to require lessees to reimburse us for all taxes on the use of the equipment and require them to maintain insurance covering the risks of confiscation of the equipment, there is no assurance that we will be successful or that insurance reimbursements will be adequate to allow for recovery of and a return on foreign investments.

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

     At December 31, 2005, a portion of our debt was fixed directly and a portion is managed through interest rate swap contracts. Any change in the fair value of the interest rate swap contacts is recognized in earnings during the period of change and therefore may affect our results of operations.

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

     We invest in joint ventures with other businesses our Manager sponsors and manages. Investing in joint ventures involves additional risks not present when acquiring leased equipment that will be wholly owned by us. These risks include the possibility that our co-investors might become bankrupt or otherwise fail to meet financial commitments, thereby obligating us to pay all of the debt associated with the joint venture, as each party to a joint venture typically must guarantee all of the joint venture's obligations. Alternatively, the co-investors may have economic or business interests or goals that are inconsistent with ours and want to manage the joint ventures in ways that do not maximize the return to us. Among other things, actions by a co-investor might subject leases that are owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement. Also, when none of the joint owners control a joint venture, there might be a stalemate on decisions, including when to sell the equipment or prices or terms of a lease. Finally, while we will have the right to buy out the other joint owner's interest in the equipment in the event of the sale, we may not have the resources available to do so.

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

     We together with certain of our affiliates (entities sponsored and organized by our Manager), Fund Eight B, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC are party to an agreement (the "Agreement") with California Bank & Trust. The terms of our Agreement could restrict us from paying distributions to investors if such payments would cause us not to be in compliance with our financial covenants. See "Item 7. Manager's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

     No matters were submitted to a vote of security holders during the fourth quarter of 2005.

                                     PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
Matters

     Our shares are not publicly traded nor is there currently a market for our shares. It is unlikely that any such market will develop.

                                                         Number of Members
            Title of Class                           as of September 30, 2006
------------------------------------          ----------------------------------
         Manager (as a member)                                    1
         Additional members                                     3,232

     We pay monthly distributions to our members beginning with the first month after the members' admission through the termination of the reinvestment period, which we anticipate will be April 29, 2008. We paid distributions to additional members totaling $8,840,105, $8,758,942 and $7,955,313, respectively, for the years ended December 31, 2005, 2004 and 2003. Additionally, our Manager was paid distributions of $89,294, $89,744 and $80,356, respectively, for the years ended December 31, 2005, 2004 and 2003. The terms of the loan agreement with California Bank and Trust, could restrict us from paying cash distributions on our members' shares if such payment would cause us to not be in compliance with our financial covenants. See "Item 7. Manager's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     In order for National Association of Securities Dealers ("NASD") members and their associated persons to have participated in the offering and sale of member shares (the "Units") pursuant to the offering or to participate in any future offering of our Units, we are required pursuant to NASD Rule 2710(c)(6) to disclose in each annual report distributed to our members a per Unit estimated value of our Units, the method by which we developed the estimated value and the date used to develop the estimated value. In addition, our Manager must prepare annual statements of our estimated Unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of Employee Retirement Income Security Act ("ERISA") in the preparation of their reports relating to an investment in our Units. For these purposes, the estimated value of our Units is deemed to be $740.75 per Unit at September 30, 2005.

     This estimate was based on the amount of remaining undiscounted lease payments on our existing leases, the booked estimated residual values of the equipment held by us upon the termination of those leases and our cash on hand. From this amount we then subtracted our total debt outstanding and then divided that sum by the total number of Units outstanding. This valuation was based solely on our Manager's perception of market conditions and the types and amounts of our assets. No independent valuation was sought. However, as set forth below, there is no significant public trading market for our Units at this time, and there can be no assurance that additional members could receive $740.75 per Unit if such a market did exist and they sold their Units or that they will be able to receive such amount for their Units in the future. The foregoing valuation was performed solely for the ERISA and NASD purposes described above. There is no market for our Units, and, accordingly, this value does not represent an estimate of the amount our members would receive if they were to seek to sell their Units. Furthermore, there can be no assurance as to the amount we may actually receive if and when we seek to liquidate our assets or the amount of lease payments and equipment disposition proceeds we will actually receive over our remaining term. Our Units are not publicly traded nor is there currently a market for our Units. It is unlikely that any such market will develop.

Item 6. Selected Consolidated Financial Data

     The selected consolidated financial data should be read together with the consolidated financial statements and related notes included in Item 8.
Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

                                                                               Year Ended December 31,
                                                     2005             2004             2003             2002             2001
                                                 ------------      -----------      -----------     ------------     ------------
 Total revenue (1)                               $ 30,349,467      $33,240,316      $34,982,056     $ 11,453,549     $          -
                                                 ============      ===========      ===========     ============     ============
 Net loss (2) (3)                                $(2,777,128)      $   (17,768)     $  (793,837)    $ (1,976,068)    $       (324)
                                                 ============      ===========      ===========     ============     ============
 Net loss allocable to additional members        $(2,749,357)      $   (17,590)     $  (785,899)    $ (1,956,307)    $       (321)
                                                 ============      ===========      ===========     ============     ============
 Net loss allocable to Manager                   $    (27,771)     $      (178)     $    (7,938)    $    (19,761)    $         (3)
                                                 ============      ===========      ===========     ============     ============

 Weighted average number of additional
        member shares outstanding                      98,215           98,695           90,813           29,023            2,043
                                                 ============      ===========      ===========     ============     ============
 Net loss per weighted average
        additional member share                  $     (27.99)     $     (0.18)     $     (8.65)    $     (67.41)    $      (0.16)
                                                 ============      ===========      ===========     ============     ============

 Distributions to additional members             $  8,840,105      $(8,758,942)     $ 7,955,313     $  2,181,537     $          -
                                                 ============      ===========      ===========     ============     ============
 Distributions per weighted average
        additional member share                  $      90.01      $    (88.75)     $     87.60     $      75.17     $          -
                                                 ============      ===========      ===========     ============     ============
 Distributions to the Manager                    $     89,294      $   (89,744)     $    80,356     $     22,036     $          -
                                                 ============      ===========      ===========     ============     ============


                                                     2005              2004             2003            2002             2001
                                                 ------------      ------------     ------------    ------------     ------------
 Total assets                                    $151,635,559      $184,100,455     $212,717,298    $209,483,843     $  2,454,640
                                                 ============      ============     ============    ============     ============
 Notes payable                                   $ 97,782,942      $117,261,455     $134,463,196    $156,955,116     $          -
                                                 ============      ============     ============    ============     ============
 Members' equity                                 $ 52,543,253      $ 64,455,803     $ 73,842,948    $ 46,338,518     $  2,452,107
                                                 ============      ============     ============    ============     ============


(1) The decrease in total revenue between 2004 and 2005 relates to the renegotiated lease terms of one of our leases and to the transfer of a consolidating interest. The increase in total revenue between 2001 and 2003 relates to our initial acquisition of equipment leases with third parties.
(2) During 2002, we entered into three interest rate swap contracts which increased our interest expense during 2002 by approximately $788,000, or approximately $27.15 per weighted average additional member share outstanding. The decrease in our net loss between 2002 and 2003 cannot be attributible to any one event. The equipment leases we entered into during 2002 were performing as expected and the additional equipment leases we entered into during 2003 added to the overall decrease in our net loss from 2002 to 2003.
(3) The positive effect of our interest rate swap contacts reduced our interest expense during 2005 and 2004 by approximately $452,000 and $743,000, respectively, or approximately $4.60 and $7.52, respectively per weighted average additional member share outstanding. During 2005 and 2004, we recorded impairment losses of approximately $3,182,000 and $236,000, respectively or approximately $32.00 and $2.00, respectively, per weighted average additional member share outstanding.



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

Lease and Other Significant Transactions

     We entered into the following lease and other significant transactions during the years ended December 31, 2005, 2004 and 2003:

Assignment of Sodium Chlorate Production Facility

     On March 28, 2005, L.P. Seven, an entity also managed by our Manager, assigned its entire 50% interest in a lease with EKA to us for $745,000. This assignment was made in order for L.P. Seven to repay its outstanding debt obligation to us as required by the contribution agreement that we entered into with some of our affiliates in connection with the line of credit agreement we had with Comerica Bank, which is more fully explained elsewhere in this document (See Financings and Borrowings located in the Liquidity and Capital Resources section). This amount represented the fair value of L.P. Seven's interest in EKA on March 28, 2005. This amount was determined to represent the fair value of the lease with EKA based upon the expected future cash flows from such lease. At December 31, 2005, we received the full payment of $745,000 from EKA.

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

Information Technology Equipment

     During March 2004, we acquired from Insight Investments Corporation a lease for computer equipment and corresponding parts. The lease expires on December 1, 2006. The purchase price was approximately $3,036,000, consisting of approximately $74,000 in cash and the assumption of approximately $2,962,000 of non-recourse debt. The non-recourse debt accrues interest at 4.5% per year and matures in December 2006. The lender has a security interest in the computer equipment and an assignment of the rental payments under the lease. Our Manager was paid an acquisition fee of approximately $91,000 relating to this transaction.

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

McDonnell Douglas DC10-30F aircraft

     During February 2003, we and Fund Eight B, an entity also managed by our Manager, formed a joint venture, ICON Aircraft 47820 LLC, for the purpose of acquiring an investment in a McDonnell Douglas DC10-30F aircraft on lease to FedEx with an expiration date of March 31, 2007. This lease may be renewed for up to five years thereafter. We have a 10% ownership interest in this joint venture. On March 11, 2003, the joint venture acquired the aircraft. Our portion of the purchase price was approximately $2,712,000, comprised of approximately $291,000 in cash and approximately $2,421,000 of non-recourse debt. Our Manager was paid an acquisition fee of approximately $819,000 relating to this transaction, of which we paid approximately $82,000.

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

Co-generation Facility

     We and Fund Eight B formed a joint venture, ICON/Kenilworth LLC ("Kenilworth"), to acquire a natural gas-fired 25MW co-generation facility on lease to Schering-Plough through July 2004 which was subsequently extended through July 1, 2009. We had a 95% ownership interest in this joint venture. Our portion of the purchase price of the co-generation facility was approximately $14,562,000, consisting of approximately $7,990,000 in cash and the assumption of approximately $6,572,000 of non-recourse debt. The non-recourse debt included both senior and junior non-recourse debt, accrued interest at 10.61% per year and 9.86% per year, respectively, and both matured on July 1, 2004. The outstanding balances of both the senior and junior non-recourse debt were fully repaid at the end of the base lease term. Our Manager was paid an acquisition fee of approximately $460,000 relating to this transaction, of which we paid approximately $437,000.

     During December 2004, we transferred a 25.87% ownership interest in ICON SPK 2023-A, LLC, a joint venture with Fund Eight B, to Fund Eight B in exchange for their entire 5% ownership interest in the co-generation facility. We entered into this exchange to reduce Fund Eight B's New Jersey State income tax obligations. Our Manager believed it was in their best interest to no longer have any ownership interest in equipment held in New Jersey. After the exchange, we had a 100% ownership interest in the co-generation facility and a 25.13% ownership interest in ICON SPK 2023-A, LLC. The fair value of the co-generation facility was determined using an independent third party appraisal and our Manager determined that fair value for ICON SPK 2023-A, LLC was its net book value based upon our Manager's knowledge of equipment leases held by ICON SPK 2023-A, LLC.

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

Airbus Aircraft

     Effective June 7, 2006, we entered into a lease extension with Cathay through December 1, 2011. Simultaneously with the lease extension, the owner trustee refinanced the non-recourse debt, which had a principal balance of $44,363,166. The refinanced non-recourse debt has monthly payments of approximately $545,000 through May 2010 and monthly payments of approximately $495,000 through December 2011 and accrues interest at LIBOR plus 0.80% per year. The refinanced non-recourse debt matures on December 1, 2011 and requires a balloon payment of approximately $11,550,000. The variable interest rate of the refinanced debt was fixed under the debt agreement effective August 1, 2006 at a rate of 6.85%. The lender has a security interest in the leased equipment and an assignment of the rental payments under the lease.

     We have a commitment in regards to our Cathay aircraft to pay 50% of the maintenance overhaul costs, which were incurred during June 2006. The total estimated costs for this overhaul are approximately $1,300,000. At September 30, 2006 we have accrued a liability in the amount of $1,100,000 for these costs.

     We extended the ICON 126 lease with Cathay until July 1, 2011. We and Fund Eight B each have ownership interests of 50% in ICON 126. Simultaneously with the lease extension, ICON 126 refinanced the non-recourse debt that was associated with the aircraft that was scheduled to mature on March 27, 2006 and required a balloon payment of approximately $52,850,000. ICON 126 established, under the original lease, a reserve account totaling $582,509, which was used to reduce the balloon payment to $52,267,491. The refinanced non-recourse debt accrues interest at the London Interbank Offered Rate ("LIBOR") plus 1.165%, matures on July 1, 2011 and requires a balloon payment of approximately $32,000,000. The variable interest rate of the refinanced debt was fixed at 6.104% under the terms of the debt agreement on September 29, 2006, effective October 3, 2006.

     ICON 126 has a commitment with respect to its Cathay aircraft to pay 50% of the maintenance overhaul costs, which were incurred on or prior to March 27, 2006. ICON 126 had established a maintenance reserve cash account, which totaled approximately $1,354,000, to pay for its portion of these costs. This account was funded in accordance with the terms of the original lease. The maintenance reserve cash account totaled approximately $1,188,000 at December 31, 2005.

     During September 2006, approximately $1,150,000 was paid for the maintenance costs. The excess cash remaining of approximately $228,000, which includes interest accreted in the amount of approximately $27,000 through September 30, 2006, will be used to pay down the principal balance of the related non-recourse debt.

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

New Accounting Pronouncements

     On June 1, 2005 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 154 "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. We do not expect the adoption of SFAS 154 to have an impact on our consolidated financial position or results of operations.

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

     In September 2006, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 157 "Accounting for Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative GAAP pronouncements to be measured at fair value. In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement
(CON) 7 regarding the use of present value techniques in measuring fair value. SFAS 157 is effective for financial statements with fiscal years beginning after November 15, 2007. Our Manager is currently evaluating the impact of this pronouncement but does not currently believe it will have a material impact on our financial statements.

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

     Our Manager has an investment committee that approves each new equipment transaction and lease acquisition. As part of its process it determines the residual value to be used once the acquisition has been approved. The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessee's business, the length of the lease and industry in which the potential lessee operates. Residual values are reviewed for impairment in accordance with our policy to review all significant assets in our portfolio.

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

Results of Operations for the Years Ended December 31, 2005 ("2005") and 2004 ("2004")

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

         Revenue for 2005 and 2004 are summarized as follows:

                                                            Years Ended December 31,
                                                 -----------------------------------------------
                                                     2005             2004            Change
                                                 ------------      ------------     -----------
 Total revenue                                   $ 30,349,467      $33,240,316      $(2,890,849)
                                                 ============      ===========      ===========

 Rental income                                   $ 28,816,933      $31,111,650      $(2,294,717)
 Finance income                                  $  1,318,855      $ 1,656,960      $  (338,105)
 Income from investments in joint ventures       $    345,661      $   425,066      $   (79,405)
 Net loss on sale of equipment                   $   (301,052)     $   (65,074)     $  (235,978)
 Interest and other income                       $    169,070      $   111,714      $    57,356


     Revenue for 2005 decreased by $2,890,849, or 8.7%, as compared to 2004. The decrease in revenue is due primarily to a decrease in rental income that resulted from the renegotiated lease terms of the Kenilworth lease. Offsetting this decrease in rental income is the increase in rental income as a result of the new operating leases with Rite-Aid, CompUSA, Hudson Crossing Surgery Center and Short Hills Surgery Center which took effect in 2005. The decrease in finance income was due to the normal amortization of income which decreases as leases mature. The increase in net loss in sale of equipment is due to the increased number of sales in 2005 as compared to 2004. The decrease in interest income was due to the decrease in available cash held in interest bearing accounts by us during 2005 as compared to 2004. This cash was used primarily to invest in leased equipment and make member distributions in 2005.

         Expenses for 2005 and 2004 are summarized as follows:

                                                             Years Ended December 31,
                                                 ----------------------------------------------
                                                      2005             2004            Change
                                                 ------------      -----------      -----------
 Total expenses                                  $ 33,126,595      $33,258,084      $  (131,489)
                                                 ============      ===========      ===========

 Depreciation and amortization                   $ 21,328,939      $22,968,907      $(1,639,968)
 Interest                                        $  5,653,467      $ 6,170,420      $  (516,953)
 Management fees - Manager                       $  2,131,445      $ 2,109,282      $    22,163
 Administrative expense reimbursements - Manager $    647,534      $ 1,139,479      $  (491,945)
 General and administrative                      $    596,519      $   528,722      $    67,797
 Impairment loss                                 $  3,182,485      $   236,003      $ 2,946,482
 Minority interest                               $   (413,794)     $   105,271      $  (519,065)


     Expenses for 2005 decreased by $131,489, or 0.4%, as compared to 2004. The overall decrease in expenses is due primarily to the renegotiated lease terms of the Kenilworth lease, which resulted in decreased depreciation expense on the co-generation plant held by Kenilworth. The decrease in interest expense was due to the renegotiated lease terms on the Kenilworth lease, which resulted in a repayment of the note payable in July 2004 and the increase in the value of our interest rate swaps which resulted in a decrease of interest expense of approximately $452,000. The increase in impairment loss was due to the Manager's determination that one of the aircraft was impaired, which also decreased minority interest expense. The impairment charge was approximately $3,182,000.

Net Loss

     As a result of the foregoing factors, the net loss for 2005 was $2,777,128, as compared to the net loss for 2004 of $17,768. The net loss per weighted average number of additional members' shares outstanding for 2005 was $27.99, as compared to the net loss per weighted average number of additional members' shares outstanding for 2004 of $0.18.

Results of Operations for the Years Ended December 31, 2004 ("2004") and 2003 ("2003")

         Revenue for 2004 and 2003 are summarized as follows:

                                                           Years Ended December 31,
                                                 ----------------------------------------------
                                                     2004              2003            Change
                                                 ------------      -----------      -----------
 Total revenue                                   $ 33,240,316      $34,982,056      $(1,741,740)
                                                 ============      ===========      ===========

 Rental income                                   $ 31,111,650      $33,814,372      $(2,702,722)
 Finance income                                  $  1,656,960      $   746,514      $   910,446
 Income from investments in joint ventures       $    425,066      $   197,986      $   227,080
 Net loss on sale of equipment                   $    (65,074)     $    (2,753)     $   (62,321)
 Interest and other income                       $    111,714      $   225,937      $  (114,223)


     Revenue for 2004 decreased by $1,741,740, or 5.0%, as compared to 2003. The decrease in revenue is due primarily to a decrease in rental income that resulted from the renegotiated lease terms of the Kenilworth lease. The increase in finance income was due to our investment in three direct finance leases in 2004. The increase in income from investment in joint ventures was due primarily to newly acquired joint venture interests by us in 2004. The decrease in interest income was due to the decrease in available cash held in interest bearing accounts by us during 2004 as compared to 2003. This cash was used primarily to invest in leased equipment and make member distributions in 2004.

         Expenses for 2004 and 2003 are summarized as follows:

                                                            Years Ended December 31,
                                                 ----------------------------------------------
                                                     2004             2003             Change
                                                 ------------      -----------      -----------
 Total expenses                                  $ 33,258,084      $35,775,893      $(2,517,809)
                                                 ============      ===========      ===========

 Depreciation and Amortization                   $ 22,968,907      $24,843,250      $(1,874,343)
 Interest                                        $  6,170,420      $ 7,716,000      $(1,545,580)
 Management fees - Manager                       $  2,109,282      $ 1,897,722      $   211,560
 Administrative expense reimbursements - Manager $  1,139,479      $   834,089      $   305,390
 General and administrative                      $    528,722      $   346,080      $   182,642
 Impairment loss                                 $    236,003      $         -      $   236,003
 Minority interest                               $    105,271      $   138,752      $   (33,481)


     Expenses for 2004 decreased by $2,517,809, or 7.0%, as compared to 2003. The overall decrease in expenses is due primarily to the renegotiated lease terms of the Kenilworth lease, which resulted in decreased depreciation expense on the co-generation plant held in Kenilworth. The decrease in interest expense was also due to the renegotiated lease terms of the Kenilworth lease, which resulted in a repayment of the note payable in July 2004 and the increase in the value of our interest rate swaps which resulted in a decrease of interest expense of approximately $743,000. The increase in both management fees and administrative expense reimbursements were due to the addition of new equipment leases throughout 2004 which required more of our Manager's resources. The increase in impairment loss was due to the Manager's determination that a direct finance lease's estimated unguaranteed residual value was lower than originally estimated.

Net Loss

     As a result of the foregoing factors, the net loss for 2004 was $17,768, as compared to the net loss for 2003 of $793,837. The net loss per weighted average number of additional members' shares outstanding for 2004 was $0.18, as compared to the net loss per weighted average number of additional members' shares outstanding for 2003 of $8.65.

Liquidity and Capital Resources

Sources and Uses of Cash

     At December 31, 2005 and 2004, we had cash and cash equivalents of $2,237,797 and $3,449,768, respectively. Historically, our main source of cash is from financing activities. Our main use of cash is for investing activities and financing activities.

     Our sources of cash during 2005 were from operating activities, financing and investing activities. Our main source of cash from operating activities was the collection of non-financed receivables from direct finance leases of approximately $5,186,000, net of billings, which provided us with approximately $4,113,000 of cash from operating activities. Our main source of cash from financing activities was from proceeds we received from our recourse debt in the amount of $4,535,000. Our sources of cash from investing activities consisted of distributions received from joint ventures of approximately $657,000 and proceeds from the sales of equipment of approximately $801,000.

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

     Our primary cash outflows during 2005 were from investing activities and financing activities. Our uses of cash during 2005 relating to financing activities were cash distributions to our members of approximately $8,929,000 and the redemption of additional member shares of approximately $161,000. Our uses of cash during 2005 relating to investing activities were for loans and advances to affiliates of $1,500,000, which were repaid with investments. Additionally our uses of cash relating to investing activities of approximately $575,000 were for amounts paid to an affiliate for operating leases acquired in 2004.

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

Financings and Borrowings

     We have both non-recourse and recourse debt obligations. The non-recourse debt obligations are being paid directly to the lenders by the lessees and accrue interest at rates ranging from 4.04% per year to 9.50% per year. The outstanding balances of our non-recourse debt at December 31, 2005 and 2004 were $93,247,942 and $117,261,455, respectively.

     On August 31, 2005, we, along with certain of our affiliates (entities sponsored and organized by our Manager), Fund Eight B, ICON Income Fund Ten, LLC, and ICON Leasing Fund Eleven, LLC ("Fund Eleven") (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Loan Agreement"), with California Bank & Trust (the "Lender"). The Loan Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest. The interest rate on any advances made under the Facility is the Lender's prime rate plus 0.25% per year (which was 7.5% at December 31, 2005). In accordance with the Loan Agreement, the Borrowers may elect to have up to five separate advances under the Facility each made at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market, plus 2.75% per year. The Facility expires on August 31, 2007, unless renewed by the Borrowers for an additional one year term, in the sole discretion of the Lender.

     In accordance with the terms and conditions of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at December 31, 2005. The Loan Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Loan Agreement.

     In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the "Contribution Agreement") pursuant to which the Borrowers agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected free cash flow, or (b) the greater of (i) the borrowing base, as defined in the Loan Agreement, as applied to such Borrower and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower.

     Under the terms of the Loan Agreement, the Borrowers are required to maintain a cash reserve with the Lender representing 20% of all outstanding advances plus all pending advances. Fund Eleven has established an interest bearing cash account with the Lender totaling $907,000 at December 31, 2005, which satisfies the Lender's cash reserve requirement for all the Borrowers.

     On September 7, 2005, certain of the Borrowers were advanced approximately $10,200,000 under the Facility, which amount was used to completely repay all of the outstanding indebtedness owed by certain of the Borrowers and their affiliates under a prior revolving credit facility.

     Aggregate borrowings by all Borrowers under the Facility amounted to $4,535,000 at December 31, 2005, which represented our borrowings at December 31, 2005. During May 2006 all advances under the facility were repaid.

     Our Manager believes that with the cash we have currently available, cash being generated from our leases, cash distributions from our joint ventures and proceeds from equipment sales, we have sufficient cash to continue our operations into the foreseeable future. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessee's business that are beyond our control. See "Item 1A. Risk Factors."

Distributions

     We pay monthly distributions to our members beginning with the first month after the members' admission through the termination of the reinvestment period, which we anticipate will be April 29, 2008. We paid distributions to additional members for the years ended December 31, 2005, 2004 and 2003 of $8,840,105, $8,758,942 and $7,955,313 respectively. We paid distributions to our Manager for the years ended December 31, 2005, 2004 and 2003 of $89,294, $89,744 and $80,356
respectively.

Contractual Obligations and Commitments

     At December 31, 2005, we are parties to both recourse and non-recourse debt. The lenders have security interests in the equipment relating to each non-recourse debt instrument and an assignment of the rental payments under the leases associated with the equipment. If the lessee were to default on the non-recourse debt the equipment would be returned to the lender in extinguishment of the non-recourse debt. We are a party to a revolving line of credit as discussed in the financing and borrowings section above.

     Principal maturities of our non-recourse debt consist of the following at December 31, 2005:

                                    Less Than 1       1 - 3        3 - 5     More Than 5
                      Total            Year           Years        Years        Years
                   ------------   ------------    ------------   ---------   -----------

Non-recourse debt  $ 93,247,942   $ 48,794,655    $ 43,577,056   $ 876,231   $         -
                   ============   ============    ============   =========   ===========


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



Item 8.   Consolidated Financial Statements

     Index to Consolidated Financial Statements                                  Page

     Report of Independent Registered Public Accounting Firm                      26

     Consolidated Balance Sheets at December 31, 2005 and 2004                    27

     Consolidated Statements of Operations for the Years Ended December 31,
       2005, 2004 and 2003                                                        29

     Consolidated Statement of Changes in Members' Equity for the Years Ended
       December 31, 2003, 2004 and 2005                                           30

     Consolidated Statements of Cash Flows for the Years Ended December 31,
       2005, 2004 and 2003                                                        31

     Notes to Consolidated Financial Statements                                   33


The Members
ICON Income Fund Nine, LLC


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of ICON Income Fund Nine, LLC (a Delaware limited liability company) and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in members' equity, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Income Fund Nine, LLC and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.


October 31, 2006
New York, New York

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                           Consolidated Balance Sheets
                                  December 31,

                                     ASSETS

                                                    2005            2004
                                                 ------------   -------------
 Cash and cash equivalents                       $  2,237,797   $   3,449,768
                                                 ------------   -------------

 Investments in finance leases:
      Minimum rents receivable                     11,895,122      19,125,597
      Estimated unguaranteed residual values        1,753,811       1,753,811
      Initial direct costs, net                       124,284         250,475
      Unearned income                              (1,256,271)     (2,575,125)
                                                 ------------   -------------

         Net investments in finance leases         12,516,946      18,554,758
                                                 ------------   -------------

 Investments in operating leases:
      Equipment, at cost                          195,639,121     198,825,080
      Accumulated depreciation                    (70,791,992)    (49,595,834)
                                                 ------------   -------------

         Net investments in operating leases      124,847,129     149,229,246
                                                 ------------   -------------

 Investments in joint ventures                      5,473,170       5,770,341
 Investments in unguaranteed residual values        3,339,010       4,440,907
 Interest rate swap contracts                         720,458         268,496
 Due from Manager and affiliates                      136,760         250,698
 Other assets, net                                  2,364,289       2,136,241
                                                 ------------   -------------

         Total assets                            $151,635,559   $ 184,100,455
                                                 ============   =============

See accompanying notes to consolidated financial statements

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                           Consolidated Balance Sheets
                                  December 31,

                         LIABILITIES AND MEMBERS' EQUITY


                                                                       2005              2004
                                                                   -------------    ------------
 Notes payable - non-recourse                                      $  93,247,942    $ 117,261,455
 Notes payable - recourse                                              4,535,000                -
 Accrued expenses and other liabilities                                  653,581          454,363
 Deferred rental income                                                  269,184          671,928
 Due to Manager and affiliates                                           196,673          677,187
 Minority interest                                                       189,926          579,719
                                                                   -------------    -------------

      Total liabilities                                               99,092,306      119,644,652
                                                                   -------------    -------------

 Commitments and contingencies

 Members' equity:
     Manager (one share outstanding, $1,000 per share
        original issue price)                                           (336,081)        (219,016)
     Additional Members (98,144 and 98,348
        shares outstanding, $1,000 per share
        original issue price)                                         52,924,519       64,674,819
      Accumulated other comprehensive income                             (45,185)               -
                                                                   -------------    -------------

      Total members' equity                                           52,543,253       64,455,803
                                                                   -------------    -------------

      Total liabilities and members' equity                        $ 151,635,559    $ 184,100,455
                                                                   =============    =============

See accompanying notes to consolidated financial statements

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                      Consolidated Statements of Operations
                            Years Ended December 31,


                                                      2005             2004            2003
                                                 ------------      -----------      -----------
 Revenue:
      Rental income                              $ 28,816,933      $31,111,650      $33,814,372
      Finance income                                1,318,855        1,656,960          746,514
      Income from investments in joint ventures       345,661          425,066          197,986
      Net loss on sale of equipment                  (301,052)         (65,074)          (2,753)
      Interest and other income                       169,070          111,714          225,937
                                                 ------------      -----------      -----------

         Total revenue                             30,349,467       33,240,316       34,982,056
                                                 ------------      -----------      -----------

 Expenses:
      Depreciation and amortization                21,328,939       22,968,907       24,843,250
      Interest                                      5,653,467        6,170,420        7,716,000
      Management fees - Manager                     2,131,445        2,109,282        1,897,722
      Administrative expense reimbursements
        - Manager                                     647,534        1,139,479          834,089
      General and administrative                      596,519          528,722          346,080
      Impairment loss                               3,182,485          236,003                -
      Minority interest                              (413,794)         105,271          138,752
                                                 ------------      -----------      -----------

         Total expenses                            33,126,595       33,258,084       35,775,893
                                                 ------------      -----------      -----------

 Net loss                                        $ (2,777,128)     $   (17,768)     $  (793,837)
                                                 ============      ===========      ===========

 Net loss allocable to:
      Additional Members                           (2,749,357)         (17,590)        (785,899)
      Manager                                         (27,771)            (178)          (7,938)
                                                 ------------      -----------      -----------

                                                 $ (2,777,128)     $   (17,768)     $  (793,837)
                                                 ============      ===========      ===========

 Weighted average number of Additional Members'
      shares outstanding                               98,215           98,695           90,813
                                                 ============      ===========      ===========

 Net loss per weighted average Additional
      Members' share                             $     (27.99)     $     (0.18)     $     (8.65)
                                                 ============      ===========      ===========

See accompanying notes to consolidated financial statements

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
              Consolidated Statement of Changes in Members' Equity
                  Years Ended December 31, 2003, 2004 and 2005


                                                                                                  Accumulated
                                                                                                    Other             Total
                                          Additional Member       Additional                     Comprehensive       Members'
                                               Shares              Members        Manager       Income (Loss)        Equity
                                          -----------------   --------------   ------------    ---------------   --------------

Balance, January 1, 2003                          57,930      $  46,379,318    $   (40,800)    $          -          46,338,518

 Proceeds from issuance of additional
     members' shares                              41,736         41,736,480              -                -          41,736,480

 Sales and offering expenses                           -         (4,781,018)             -                -          (4,781,018)

 Cash distributions to members                         -         (7,955,313)       (80,356)               -          (8,035,669)

 Additional members' shares redeemed                (675)          (621,526)             -                -            (621,526)
 Net loss                                              -           (785,899)        (7,938)               -            (793,837)
                                            ------------      -------------    -----------     ------------     ---------------

Balance, December 31, 2003                        98,991         73,972,042       (129,094)               -          73,842,948

 Cash distributions to members                         -         (8,758,942)       (89,744)               -          (8,848,686)

 Additional members' shares redeemed                (643)          (520,691)             -                -            (520,691)
 Net loss                                              -            (17,590)          (178)               -             (17,768)
                                            ------------      -------------    -----------     ------------     ---------------

Balance, December 31, 2004                        98,348         64,674,819       (219,016)               -          64,455,803
 Cash distributions to members                         -         (8,840,105)       (89,294)               -          (8,929,399)
 Additional members' shares redeemed                (204)          (160,838)             -                -            (160,838)
 Foreign currency translation adjustment               -                  -              -          (45,185)            (45,185)
 Net income                                            -         (2,749,357)       (27,771)               -          (2,777,128)
                                            ------------      -------------    -----------     ------------     ---------------

Balance, December 31, 2005                        98,144      $  52,924,519    $  (336,081)    $    (45,185)    $    52,543,253
                                            ============      =============    ===========     ============     ===============

 See accompanying notes to consolidated financial statements

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                      Consolidated Statements of Cash Flows
                            Years Ended December 31,


                                                                                        2005            2004             2003
                                                                                    -----------     ------------     ------------
 Cash flows from operating activities
      Net loss                                                                      $(2,777,128)    $    (17,768)        (793,837)
       Adjustments to reconcile net loss to net cash provided by operating activities:
            Rental income paid directly to lenders by
           lessees                                                                  (26,690,121)     (29,914,946)     (30,407,300)
            Finance income                                                           (1,318,854)      (1,656,960)        (746,514)
            Income from investments in joint ventures                                  (345,662)        (425,066)        (197,986)
            Net loss on sale of equipment                                               301,052           65,074            2,753
            Depreciation and amortization                                            21,328,939       22,968,907       24,843,250
            Interest expense on non-recourse financing paid directly
               to lenders by lessees                                                  5,918,949        6,826,076        7,915,380
            Change in fair value of interest rate swap contracts                       (451,962)        (743,044)        (313,261)
            Impairment loss                                                           3,182,485          236,003                -
            Minority interest in joint ventures
                                                                                       (413,794)         105,271          138,752
         Changes in operating assets and liabilities:
            Collection of principal - non-financed receivables                        5,185,643        4,392,885        2,392,613
            Due to/from Manager and affiliates                                          208,151          919,796         (388,000)
            Other assets, net                                                          (258,520)         160,981          231,467
            Accrued expenses and other liabilities                                      199,218          193,988           (9,778)
            Deferred income                                                              44,119           99,432         (889,791)
                                                                                    -----------     ------------     ------------

 Net cash provided by operating activities
                                                                                      4,112,515        3,210,629        1,777,748
                                                                                    -----------     ------------     ------------

 Cash flows from investing activities:
      Investment in operating leases and direct finance leases                         (574,727)      (2,823,323)     (19,341,779)
      Investment in joint ventures                                                            -       (1,521,571)        (389,519)
      Investment in unguaranteed residual values                                              -                -       (4,454,003)
      Proceeds from sales of equipment                                                  800,845          296,009          554,407
      Loans and advances to affiliate                                                (1,500,000)        (650,000)               -
      Distributions to minority interest in joint venture                                     -         (925,108)      (1,250,558)
      Distributions received from joint ventures                                        657,446          580,954                -
                                                                                    -----------     ------------     ------------

 Net cash used in investing activities                                                 (616,436)      (5,043,039)     (24,881,452)
                                                                                    -----------     ------------     ------------

 Cash flows from financing activities:
      Cash distributions paid to members                                             (8,929,399)      (8,848,686)      (8,035,669)
      Proceeds from recourse borrowings                                               4,535,000                -                -
      Issuance of additional membership shares net of offering expenses                       -                -       36,955,462
      Fiancing costs paid                                                              (107,628)               -                -
      Cash paid for additional members' shares redeemed                                (160,838)        (520,691)        (621,526)
                                                                                    -----------     ------------     ------------

 Net cash (used in) provided by financing activities                                 (4,662,865)      (9,369,377)      28,298,267
                                                                                    -----------     ------------     ------------

 Effects of exchange rates on cash and cash equivalents                                 (45,185)               -                -
                                                                                    -----------     ------------     ------------

 Net (decrease) increase in cash and cash equivalents                                (1,211,971)     (11,201,787)       5,194,563
 Cash and cash equivalents, beginning of the period                                   3,449,768       14,651,555        9,456,992
                                                                                    -----------     ------------     ------------
Cash and cash equivalents, end of period                                            $ 2,237,797     $  3,449,768     $ 14,651,555
                                                                                    ===========     ============     ============

See accompanying notes to consolidated financial statements

                           ICON Income Fund Nine, LLC
                     (A Delaware Limited Liability Company)
                      Consolidated Statements of Cash Flows
                            Years Ended December 31,

                                                                                2005           2004         2003
                                                                             -----------  ------------  -----------
 Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                               $   159,800  $    87,388   $    91,559
                                                                             ===========  ===========   ===========

 Supplemental disclosure of non-cash investing and financing activities:
      Non-cash portion of equipment purchased with non-recourse debt         $         -  $ 7,979,500   $         -
                                                                             ===========  ===========   ===========
      Principal and interest paid on non-recourse notes payable
         paid directly to lenders by lessees                                 $29,655,779  $32,007,317   $30,407,300
                                                                             ===========  ============  ===========
      Other Assets acquired from affiliate in exchange
         for amounts owed                                                    $   755,000  $   650,000   $         -
                                                                             ===========  ===========   ===========
      Interest in Finance Lease acquired from affiliate
       in exchange for amounts owed                                          $   745,000  $         -   $         -
                                                                             ===========  ===========   ===========


See accompanying notes to consolidated financial statements

                           ICON Income Fund Nine, LLC
                     (A Delaware limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003

(1)    Organization

     ICON Income Fund Nine, LLC (the "LLC") was formed on July 11, 2001 as a Delaware limited liability company. The LLC is engaged in one business segment, the business of acquiring equipment subject to lease, and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. The LLC will continue until December 31, 2020, unless terminated sooner.

     The principal objective of the LLC is to obtain the maximum economic return from its investments for the benefit of its members. To achieve this objective, the LLC: (i) acquires a diversified portfolio of leases and financing transactions; (ii) makes monthly cash distributions to its members commencing with each member's admission to the LLC, continuing through the reinvestment period, which period the LLC expects will end no later than the eighth anniversary after the final closing date but may be extended for an additional three years at the discretion of the Manager; (iii) re-invests substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period; and (iv) after the reinvestment period, which is known as the liquidation period, the LLC will dispose of its investments and distribute the cash from sales of such investments to its members.

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

                           ICON Income Fund Nine, LLC
                     (A Delaware limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003

(1)    Organization - continued

     The initial capitalization of the LLC was $1,000 contributed by the Manager. The LLC was offering membership interests with the intention of raising up to $100,000,000 of capital from additional members. The LLC commenced business operations on its initial closing date, December 18, 2001, when it admitted 1,250 membership interests, representing $1,249,910 of capital contributions. Between December 19, 2001 and April 30, 2003, the final closing date, the LLC admitted an additional 98,416 membership interests, representing $98,403,564 of capital contributions bringing the total membership interests to 99,666 representing $99,653,474 of capital contributions. Through December 31, 2005, the LLC redeemed 1,522 additional membership interests, leaving 98,144 additional membership interests outstanding at December 31, 2005.

     Members' capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the members and 1% to the Manager until each member has received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital contribution account to zero and has received, in addition, other distributions and allocations which would provide an 8% per year cumulative return on their outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the members and 10% to the Manager.

     The LLC is currently in its "reinvestment" period, wherein the LLC seeks to purchase equipment from time to time through April 29, 2008. The reinvestment period may be extended for an additional three years at the discretion of the Manager. After the reinvestment period, the LLC will then begin to dispose of its assets in the ordinary course of business during a time frame called the "liquidation period." If the Manager believes it would be beneficial to reinvest the cash flow in equipment during the liquidation period, the LLC may do so.

                           ICON Income Fund Nine, LLC
                     (A Delaware limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003

 (2)   Summary of Significant Accounting Policies

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

Allowance for Doubtful Accounts

     When evaluating the adequacy of the allowance for doubtful accounts, the LLC estimates uncollectibility of receivables by analyzing lessee concentrations, credit worthiness and current economic trends. The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely.

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

                           ICON Income Fund Nine, LLC
                     (A Delaware limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003

(2)    Summary of Significant Accounting Policies - continued

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

Equipment Held for Sale or Lease

     Equipment held for sale or lease is recorded at the lower of cost or estimated fair value less anticipated costs to sell and consists of equipment previously leased to end users which has been returned to the LLC following lease expiration.

Unguaranteed Residual Values

     The LLC carries its investments in unguaranteed residual values at cost. The value is equal to or less than fair value, and is subject to the LLC's policy relating to impairment review.

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

     For operating leases, rental income is recognized on the straight line method over the lease term. Billed and uncollected operating lease receivables

                           ICON Income Fund Nine, LLC
                     (A Delaware limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003

(2)    Summary of Significant Accounting Policies - continued

are included in other assets. Deferred income is the difference between the timing of the cash payments and the income recognized on a straight line basis.

Derivative Financial Instruments

     When possible, the LLC uses derivative financial instruments to mitigate the variable cash flows associated with the LLC's variable rate debt. All derivatives are recognized on the balance sheet at fair value. Certain derivatives, at inception, are designated as hedges and evaluated for effectiveness at least quarterly throughout the hedge period. These derivatives are designated as either (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge), or (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge). The LLC has only cash flow hedges at December 31, 2005.

     The LLC records changes in the fair value of cash flow hedges, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, in other comprehensive income, which is a component of members' equity. The gains or losses on these instruments are reclassified into earnings in the same line item associated with the forecasted transaction in the same period during which the hedged transaction affects earnings. Cash flows from cash flow hedges are classified in the same line item as the cash flows from the items being hedged.

     The LLC formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.

     When possible, the LLC manages its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The LLC may finance leases with a floating interest rate and it is therefore exposed to interest rate risk until fixed rate financing is arranged. To hedge its variable interest rate risk, the LLC may enter into interest rate swap contracts that will effectively convert the underlying floating interest rates to a fixed interest rate. SFAS 133 requires that derivative financial instruments used for hedging must be specifically matched with the underlying exposures to an outside third party and documented contemporaneously to qualify for hedge accounting treatment. Management has determined that the LLC did not meet the contemporaneous documentation requirements to meet the hedging requirements with respect to the interest rate swap contracts entered into in 2002.

     The LLC carries all derivative financial instruments on the consolidated balance sheet at fair value. The LLC designates derivative financial instruments as either a hedge or a derivative instrument. For hedging instruments, at inception of the transaction, these instruments and their hedging relationship are identified, designated and documented. Once the hedge relationship is established the effective portion of the hedge is recorded on the consolidated balance sheet as a component of members' equity, accumulated other comprehensive income, while the ineffective portion, if any, is recognized as an expense in our consolidated statements of operations. The LLC assesses, both at inception of the transaction and on a quarterly basis, whether the derivative financial instruments used in hedging transactions are highly effective in offsetting changes in the cash flows of hedged items.

                           ICON Income Fund Nine, LLC
                     (A Delaware limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003


(2)    Summary of Significant Accounting Policies - continued

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

Share Redemption

     The LLC may, at its discretion, redeem shares from a limited number of its additional members, as provided for in its LLC Agreement. The redemption price for any shares approved for redemption is based upon a formula, as defined in the LLC Agreement. Members are required to hold their shares for at least one year before redemptions will be permitted.

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

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the allowance for doubtful accounts, impairments, depreciation and amortization and unguaranteed residual values. Actual results could differ from those estimates.

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

                           ICON Income Fund Nine, LLC
                     (A Delaware limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003

(2)    Summary of Significant Accounting Policies - continued

effect of changing to the new accounting principle. The LLC does not expect the adoption of SFAS 154 to have an impact on its consolidated financial position or results of operations.

     In April 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Financial Instruments" ("SFAS 155"), and amendment to SFAS 133 and SFAS 140. SFAS 155 addresses what had been characterized as a temporary exemption from the application of the bifurcation requirements of SFAS 133 to beneficial interests in securitized financial assets. The adoption of SFAS 155 did not have any impact on the LLC's results of operations or financial condition.

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

Reclassifications

     Certain reclassifications have been made to the accompanying consolidated financial statements in prior years to conform to the current presentation.

(3)    Investments in Finance Leases

     On March 28, 2005, ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), an affiliated entity, assigned its entire 50% interest in a lease with EKA Chemicals, Inc. ("EKA") to the LLC for $745,000. This assignment was made in order for L.P. Seven to repay its outstanding debt obligation to the LLC as required by the contribution agreement with Comerica Bank (See Note 8). This amount represented L.P. Seven's fair value of its interest in the EKA lease on March 28, 2005 based upon expected future cash flows. At December 31, 2005, the LLC received the full payment of $745,000 from EKA.

     During March 2004, the LLC acquired computer equipment and corresponding parts on lease to Insight Investments Corporation through November 2006 for approximately $3,036,000, consisting of approximately $74,000 in cash and the assumption of approximately $2,962,000 of non-recourse debt. The non-recourse debt has monthly payments of approximately $95,000, accrues interest at 4.5% per year and matures in December 2006. The lender has a security interest in the computer equipment and an assignment of the rental payments under the lease. The outstanding balance of the non-recourse debt at December 31, 2005 was $1,119,957. The Manager was paid acquisition fees of approximately $91,000 relating to this transaction.

     During March 2004, the LLC acquired additional computer equipment and corresponding parts on lease to Insight Investments Corporation through November 2006 for approximately $1,751,000, consisting of approximately $43,000 in cash and the assumption of approximately $1,708,000 of non-recourse debt. The non-recourse debt has monthly payments of approximately $55,000, accrues interest at 5.36% per year and matures in December 2006. The lender has a security interest in the computer equipment and an assignment of the rental

                           ICON Income Fund Nine, LLC
                     (A Delaware limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003

(3)    Investments in Finance Leases - continued

payments under the lease. The outstanding balance of the non-recourse debt at December 31, 2005 was $650,768. The Manager was paid acquisition fees of approximately $53,000 relating to this transaction.

     During March 2004, the LLC acquired various pieces of computer equipment consisting of DMX hard drives, Brocade 12000 Directors with 128 usable ports and associated hardware on lease to Insight Investments Corporation through December 2007 for approximately $3,392,000, consisting of approximately $83,000 in cash and the assumption of approximately $3,309,000 of non-recourse debt. The non-recourse debt has monthly payments of approximately $82,000, accrues interest at 5.87% per year and matures in December 2007. The lender has a security interest in the computer equipment and an assignment of the rental payments under the lease. The outstanding balance of the non-recourse debt at December 31, 2005 was $1,855,702. The Manager was paid acquisition fees of approximately $102,000 relating to this transaction.

     During May 2003, the LLC acquired lathes, presses and robotic manufacturing equipment on lease to Metaldyne Corporation through December 2009 for approximately $2,412,000 in cash. The Manager was paid an acquisition fee of approximately $72,000 relating to this transaction. During March 2006, the equipment on lease to Metaldyne Corporation was sold for approximately $1,985,000 in cash and the LLC recognized a gain of approximately $356,000.

     Non-cancelable minimum annual amounts due on investments in finance leases are as follows at December 31, 2005:

   Years Ending
   December 31,
   -------------
       2006              $  7,227,231
       2007              $  3,450,924
       2008              $    803,451
       2009              $    413,516


(4)    Investments in Operating Leases

     Investments in operating leases consist of the following at December 31, 2005 and 2004:


                                             2005             2004
                                        -------------    -------------
 Aircraft                               $  93,978,544    $  97,161,029
 Cargo vessels                             75,664,671       75,664,671
 Co-generation facility                    15,787,934       15,787,934
 Railcars                                   5,631,436        5,631,436
 Material handling, telecommunication
    and computer equipment                  4,576,536        4,580,010
                                        -------------    -------------


                                          195,639,121      198,825,080
 Accumulated depreciation                 (70,791,992)     (49,595,834)
                                        -------------    -------------

                                        $ 124,847,129    $ 149,229,246
                                        =============    =============


     During September 2002, the LLC and ICON Income Fund Eight B L.P. ("Fund Eight B") formed ICON Aircraft 46835 LLC ("ICON 46835") for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft on lease to Federal Express Corporation ("FedEx") until March 31, 2007. The LLC paid approximately $2,550,000 for its investment in ICON 46835. The LLC and Fund Eight B have ownership interests of 85% and 15% respectively. The LLC accounts

                           ICON Income Fund Nine, LLC
                     (A Delaware limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003

(4)    Investments in Operating Leases - continued

for its interest in this aircraft as an operating lease. The Manager was paid an acquisition fee totaling approximately $759,000 relating to this transaction, of which the LLC paid approximately $645,000.

     At December 31, 2005, the Manager determined, based upon an independent third party appraisal that indicated the aircraft may be impaired due to a slower than expected recovery in the air transportation industry, to record an impairment loss of approximately $3,182,000 on ICON 46835 to more closely approximate the adjusted book value to the current fair value of the aircraft.

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

     The LLC acquired three car and truck carrying vessels on bareboat charter to Wilhelmsen Lines Shipowning AS ("Wilhelmsen") through December 22, 2008 for approximately $74,020,000, consisting of approximately $9,690,000 in cash and approximately $64,330,000 of non-recourse debt (See Note 7). The lender has a security interest in the leased equipment and an assignment of the rental payments under the lease. The outstanding balance of the non-recourse debt at December 31, 2005, 2004 and 2003 was $31,678,411, $42,238,782 and $52,317,126,
respectively.   The  Manager  was  paid  an  acquisition  fee  of  approximately
$2,221,000.

     Effective March 14, 2006, the LLC extended the terms of the bareboat charter with Wilhelmsen through December 22, 2013 and refinanced the related non-recourse debt. As part of the non-recourse debt refinancing, the LLC borrowed approximately $21,753,000 of additional non-recourse debt and expensed approximately $417,000 of loan origination costs associated with the original non-recourse debt. The principal amount of refinanced non-recourse debt is $51,000,000 and matures on December 22, 2013. The non-recourse debt has quarterly payments ranging from $450,000 to $800,000 and accrues interest at the London Interbank Offered Rate ("LIBOR") plus 1.50% per year. Simultaneously with the execution of the refinanced non-recourse debt the LLC entered into interest rate swap agreements to fix the interest rate at 7.02% per year. The lender has a security interest in the leased equipment and an assignment of the rental payments under the lease. At September 30, 2006, the LLC accrued approximately $130,000 in legal fees which was capitalized to the cost of the asset.

     The LLC acquired a 100% interest in an Airbus A340-313X aircraft (the "Aircraft") on lease to Cathay through June 2006 for approximately $4,278,000 in cash and the assumption of approximately $64,791,000 of non-recourse debt. The non-recourse debt had monthly payments of approximately $695,000, accrued interest at 5.70% per year and was due on June 12, 2006 and required a balloon payment of approximately $44,250,000. The lender had a security interest in the leased equipment and an assignment of the rental payments under the lease. The outstanding balance of the non-recourse debt at December 31, 2005 and 2004 was $47,023,930 and $52,477,609, respectively. The Manager was paid an acquisition fee of approximately $2,078,000 relating to this transaction.

                           ICON Income Fund Nine, LLC
                     (A Delaware limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003

(4)    Investments in Operating Leases - continued

     Effective June 7, 2006, the LLC entered into a lease extension with Cathay through December 1, 2011. Simultaneously with the lease extension, the owner trustee refinanced the non-recourse debt, which had an outstanding principal balance of $44,363,166. The refinanced non-recourse debt has monthly payments of approximately $545,000 through May 2010 and monthly payments of approximately $495,000 through December 2011 and accrues interest at LIBOR plus 0.80% per year. The refinanced non-recourse debt matures on December 1, 2011 and requires a balloon payment of approximately $11,550,000. The variable interest rate of the refinanced debt was fixed under the debt agreement effective August 1, 2006 at a rate of 6.85%. The lender has a security interest in the leased equipment and an assignment of the rental payments under the lease. At September 30, 2006, the LLC accrued approximately $80,000 in legal fees which was capitalized to the cost of the asset.

     The LLC and Fund Eight B formed ICON/Kenilworth LLC ("Kenilworth") for the purpose of acquiring a natural gas-fired 25MW co-generation facility (the "Kenilworth Facility") on lease to Schering-Plough until July 1, 2004, which was subsequently extended through July 1, 2009. The LLC paid approximately $7,989,500 for its investment in Kenilworth. The LLC and Fund Eight B had ownership interests of 95% and 5%, respectively. The Manager was paid an acquisition fee totaling approximately $460,000 relating to this transaction, of which the LLC paid approximately $437,000.

     Kenilworth acquired the Kenilworth Facility subject to the lease for a total cost of approximately $15,328,000, consisting of approximately $8,410,000 in cash and non-recourse debt of approximately $6,918,000. The non-recourse debt was comprised of senior and junior non-recourse debt. The senior debt was approximately $6,679,000, had quarterly payments of approximately $938,000, accrued interest at 10.61% per year and matured on July 1, 2004. The junior debt was approximately $239,000, had quarterly payments of approximately $39,000, accrued interest at 9.86% per year and matured on July 1, 2004. The outstanding balance of both the senior and junior non-recourse debt was fully repaid at the end of the base lease term in July 2004.

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

     On April 20, 2006, the Kenilworth Facility was sold to a third party for approximately $4,800,000 in cash. The LLC incurred a loss of approximately $2,600,000 on the sale of this equipment.

     Non-cancelable minimum annual rental amounts receivable from operating leases, including recent lease extensions, are as follows:


   Years Ending
   December 31,
   ------------
       2006           $  31,557,724
       2007           $  26,868,733
       2008           $  16,407,507
       2009           $  16,770,915
       2010           $  15,445,772

                           ICON Income Fund Nine, LLC
                     (A Delaware limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003

 (5)   Joint Ventures

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

ICON Aircraft 46835 LLC

     During September 2002, the LLC and ICON Income Fund Eight B L.P. ("Fund Eight B") formed ICON Aircraft 46835 LLC ("ICON 46835) for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft on lease to Federal Express Corporation ("FedEx") until March 31, 2007. The LLC paid approximately $2,550,000 for its investment in ICON 46835. The LLC and Fund Eight B have ownership interests of 85% and 15% respectively. The LLC accounts for its interest in this aircraft as an operating lease. The Manager was paid an acquisition fee totaling approximately $759,000 relating to this transaction, of which the LLC paid approximately $645,000.

     ICON 46835 acquired the aircraft subject to the lease for a total cost of approximately $25,292,000, consisting of approximately $3,000,000 in cash and non-recourse debt of approximately $22,292,000. The non-recourse debt has semi-annual payments of approximately $2,708,000, accrues interest at 4.04% per year and is due on March 31, 2007. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease. The outstanding balance of the non-recourse debt at December 31, 2005 and 2004 was $7,882,892 and $12,883,340, respectively.

     At December 31, 2005, the Manager determined, based upon an independent third party appraisal that the aircraft may be impaired due to a slower than expected recovery in the air transportation industry, to record an impairment loss for approximately $3,182,000 to more closely approximate the adjusted book value to the current fair value of the aircraft.

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

     SPK 2023-A completed the transaction, with a total cost of approximately $7,750,000 in cash. SPK 2023-A acquired a portfolio of 32 leases, of which 13 remain active at December 31, 2005, with lease expiration dates at various dates through April 2008. The Manager was paid an acquisition fee totaling approximately $233,000 relating to this transaction, of which the LLC paid approximately $119,000.

                           ICON Income Fund Nine, LLC
                     (A Delaware limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003

(5)    Joint Ventures - continued

     On December 1, 2004, the LLC transferred 25.87% of its ownership interest in SPK 2023-A to Fund Eight B in exchange for Fund Eight B's entire 5% ownership interest in Kenilworth (see above). The LLC and Fund Eight B entered into this transaction in order to minimize the New Jersey State income tax obligations of Fund Eight B. After the exchange, the LLC has a 25.13% ownership interest in SPK 2023-A and had a 100% ownership interest in Kenilworth. The Manager computed the fair value of the Kenilworth interest and the SPK 2023-A interest based upon its knowledge of current market conditions and a recent appraisal received for Kenilworth.

     The LLC had consolidated the financial position and results of operations of SPK 2023-A for the eleven months ended November 30, 2004.

     Information  as  to  the  unaudited   financial  position  and  results  of
operations of SPK 2023-A at December 31, 2005 and 2004 and for the years ended December 31, 2005. 2004 are summarized below:

                                                            (Unaudited)
                                                            December 31,
                                                 -----------------------------
                                                     2005             2004
                                                 ------------      -----------
Assets                                           $  1,342,862      $ 2,242,714
                                                 ============      ===========
Liabilities                                      $    207,302      $   492,904
                                                 ============      ===========
Equity                                           $  1,135,560      $ 1,749,810
                                                 ============      ============
LLC's share of equity                            $    285,366      $   439,727
                                                 ============      ===========

                                                           (Unaudited)
                                                    Years Ended December 31,
                                                 -----------------------------
                                                     2005             2004 (1)
                                                 ------------      -----------
Net income                                       $    570,750      $   207,179
                                                 ============      ===========
LLC's share of net income                        $    143,435      $    15,955
                                                 ============      ===========
Distributions                                    $  1,185,000      $ 2,075,158
                                                 ============      ===========
LLC's share of distributions                     $    297,790      $   102,000
                                                 ============      ===========
Revised equity interest                          $          -      $   474,025
                                                 ============      ===========

(1) The LLC's share of operations and distributions is for the one month ended December 31, 2004

ICON GeicJV

     On March 31, 2004, the LLC along with ICON Income Fund Ten, LLC ("Fund Ten") formed a joint venture, ICON GeicJV LLC ("ICON GeicJV"), for the purpose of purchasing information technology equipment subject to a lease with Government Employees Insurance Company until March 31, 2007. The LLC paid approximately $1,522,000 for its investment in ICON GeicJV. The LLC and Fund Ten have ownership interests of 26% and 74%, respectively. On April 30, 2004, ICON GeicJV acquired the technology equipment subject to the lease for a total cost of approximately $5,853,000 in cash. The LLC paid the Manager an acquisition fee totaling approximately $46,000 relating to this transaction.

     Information  as  to  the  unaudited   financial  position  and  results  of
operations of ICON GeicJV at December 31, 2005 and 2004 and for the years ended December 31, 2005 and 2004 are summarized below:

                           ICON Income Fund Nine, LLC
                     (A Delaware limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003

(5)    Joint Ventures - continued

                                                    (Unaudited)
                                                    December 31,
                                          -----------------------------
                                               2005             2004
                                          ------------      -----------
Assets                                    $  2,932,499      $ 4,600,898
                                          ============      ===========
Liabilities                               $      7,029      $   462,820
                                          ============      ===========
Equity                                    $  2,925,470      $ 4,138,078
                                          ============      ===========
LLC's share of equity                     $    760,622      $ 1,075,900
                                          ============      ===========

                                                             (Unaudited)
                                                             Period From
                                           (Unaudited)     April 30,  2004
                                           Year  Ended         Through
                                           December 31,      December 31,
                                               2005              2004
                                          ------------      --------------
Net income                                $    170,681      $      128,010
                                          ============      ==============
LLC's share of net income                 $     44,377      $       33,283
                                          ============      ==============
Distributions                             $  1,383,289      $    1,842,130
                                          ============      ==============
LLC's Share of distributions              $    359,655      $      478,954
                                          ============      ==============

ICON Aircraft 47820 LLC

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

     At December 31, 2005, the Manager determined, based upon an independent third party appraisal that indicated the aircraft may be impaired and a slower than expected recovery in the air transportation industry, to record an impairment loss for approximately $3,626,000 to more closely approximate the adjusted book value to the current fair value of the aircraft. The LLC's share of the impairment loss, which is reflected in income from investments in joint ventures on the accompanying consolidated statement of operations, is approximately $362,600.

     Information  as  to  the  unaudited   financial  position  and  results  of
operations of ICON 47820 at December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 are summarized below:

                           ICON Income Fund Nine, LLC
                     (A Delaware limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003

(5)    Joint Ventures - continued

                                            (Unaudited)
                                            December 31,
                                  -------------------------------
                                       2005             2004
                                  ------------      -------------
Assets                            $  9,200,036      $  18,221,235
                                  ============      =============
Liabilities                       $  7,859,366      $  13,936,501
                                  ============      =============
Equity                            $  1,340,670      $   4,284,734
                                  ============      =============
LLC's share of equity             $    134,067      $     428,473
                                  ============      =============

                                                  (Unaudited)
                                           Years Ended December 31,
                                  -------------------------------------------
                                       2005            2004          2003
                                  ------------      -----------   -----------
Net income (loss)                 $ (2,944,064)     $   442,085   $   (52,544)
                                  ============      ===========   ===========
LLC's share of net income (loss)  $   (294,406)     $    44,209   $    (5,254)
                                  ============      ===========   ===========

ICON Aircraft 126 LLC

     During February 2002, the LLC along with Fund Eight B, formed ICON Aircraft 126 LLC ("ICON 126") for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited ("D.A.L."), a Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which is on lease to Cathay Pacific Airways Limited ("Cathay") through March 2006 and has been extended until July 1, 2011. The LLC and Fund Eight B each have ownership interests of 50% in ICON 126. ICON 126 consolidates the financial position and operations of D.A.L. in its consolidated financial statements.

     Simultaneously with the lease extension, ICON 126 refinanced the non-recourse debt associated with the aircraft that was scheduled to mature on March 27, 2006 and required a balloon payment of approximately $52,850,000. ICON 126 established, under the original lease, a reserve account totaling $582,509, which was used to reduce the balloon payment to $52,267,491. ICON 126 refinanced $52,267,491, which accrues interest at LIBOR plus 1.165%, matures on July 1, 2011 and requires a balloon payment of approximately $32,000,000. The variable interest rate of the refinanced debt was fixed at 6.104% under the terms of the debt agreement on September 29, 2006, effective October 3, 2006.

     ICON 126 has a commitment with respect to its Cathay aircraft to pay 50% of the maintenance overhaul costs, which were incurred on or prior to March 27, 2006. ICON 126 had established a maintenance reserve cash account, which totaled approximately $1,354,000, to pay for its portion of these costs. This account was funded in accordance with the terms of the original lease. This account was funded in accordance with the terms of the lease. The maintenance reserve cash account totaled approximately $1,188,000 at December 31, 2005.

     During September 30, 2006, approximately $1,150,000 was paid for the maintenance costs. The excess cash remaining of approximately $228,000, which includes interest accreted in the amount of approximately $27,000 through September 30, 2006, will be used to pay down the principal balance of the related non-recourse debt.

                           ICON Income Fund Nine, LLC
                     (A Delaware limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003

(5)    Joint Ventures - continued

     Information  as  to  the  unaudited   financial  position  and  results  of
operations of ICON 126 at December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 are summarized below:

                                    (Unaudited)
                                    December 31,
                           -----------------------------
                               2005              2004
                           ------------      -----------
Assets                     $ 62,811,686      $66,651,934
                           ============      ===========
Liabilities                $ 54,140,314      $58,885,070
                           ============      ===========
Equity                     $  8,671,372      $ 7,766,864
                           ============      ===========
LLC's share of equity      $  4,335,686      $ 3,883,432
                           ============      ===========

                                              (Unaudited)
                                        Years Ended December 31,
                           ----------------------------------------------
                               2005             2004             2003
                           ------------      -----------      -----------
Net income                 $    904,508      $   626,126      $   406,480
                           ============      ===========      ===========
LLC's share of net income  $    452,254      $   313,063      $   203,240
                           ============      ===========      ===========

Global Crossing II, LLC

     On September 28, 2006, the LLC along with Fund Ten, an affiliate of the Manager, formed ICON Global Crossing II, LLC ("Global Crossing II"), with original ownership interests of approximately 17% and 83%, respectively. The total capital contributions made to ICON Global Crossing II were approximately $12,044,000 of which the LLC's share was approximately $2,000,000. Acquisition fees, payable to the Manager, in the amount of $60,000 were accrued at September 30, 2006.

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

(6)    Investment in Unguaranteed Residual Values

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

     At December 31, 2005, the LLC received approximately $801,000 in proceeds for the sale of various pieces of equipment and recognized a loss of approximately $301,000 on the sale.

                           ICON Income Fund Nine, LLC
                     (A Delaware limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003

(6)    Investment in Unguaranteed Residual Values - continued

     Additionally, the LLC received approximately $117,000 in renewal income which is classified as other income on the accompanying consolidated statements of operations.

     During 2004, the LLC capitalized approximately $127,000 in legal fees and received approximately $141,000 in disposal proceeds, which was applied against the carrying value of the unguaranteed residual.

(7)    Notes Payable - Non-recourse

     The LLC acquired three car and truck carrying vessels (the "Vessels") on bareboat charter to Wilhelmsen Lines through September 2008 for cash and non-recourse debt (See Note 4). The non-recourse debt accrues interest at LIBOR plus 1.79% per year (6.33% per year at December 31, 2005). The notes mature in September 2008. Simultaneously with the acquisition of the vessels and the assumption of debt, the LLC entered into three identical interest rate swap contracts, each having a notional amount of $21,443,255, with Fortis Bank. The LLC entered into these agreements in order to effectively fix the variable interest rate on the non-recourse debt. The interest rate swap contracts have a fixed interest rate of 4.85% per year. The lender has a security interest in the Vessels and an assignment of the rental payments under the lease.

     Along with the execution of the refinanced non-recourse debt pertaining to Wilhelmsen, the LLC entered into interest rate swap agreements to fix the interest rate at 7.02% per year. The LLC accounts for its interest on the non-recourse debt swap contracts in accordance with Statement of Financial Accounting Standards No. 133, as amended, and recorded an asset at December 31, 2005 and 2004 of $720,458 and $268,496, respectively.

     The LLC accounts for its interest rate swap contracts in accordance with SFAS No. 133, as amended. The Manager did not contemporaneously identify these interest rate swap contracts as hedging instruments and is accounting for these derivatives at fair value. Accordingly the change in fair value is recognized in earnings in the period of change.

     For the year ended December 31, 2003, the fair value of the interest rate swap contracts was recorded as a liability of $474,548 and the LLC accordingly increased interest expense by $313,261 for the year ended December 31, 2003. At December 31, 2004, the fair value of the interest rate swaps was recorded as an asset of $268,496 and the LLC reduced interest expense by $743,044 for the year ended December 31, 2004. At December 31, 2005, the fair value of the interest rate swaps was recorded as an asset of $720,458 and the LLC reduced interest expense by $451,962 for the year ended December 31, 2005.

     The lease extension entered into with Cathay effective June 7, 2006, and lasting through December 1, 2011, was also refinanced by the owner trustee. The non-recourse debt, which had a then outstanding principal balance of $44,363,166, was refinanced and the non-recourse debt now has monthly payments of approximately $545,000 through May 2010 and monthly payments of approximately $495,000 through December 2011 and accrued interest at LIBOR plus 0.80% per year. The refinanced non-recourse debt matures on December 1, 2011 and requires a balloon payment of approximately $11,550,000. The variable interest rate of the refinanced debt was fixed under the debt agreement effective August 1, 2006 at a rate of 6.85%. The lender has a security interest in the leased equipment and an assignment of the rental payments under the lease.

     As discussed in Notes 3 and 4, the LLC has non-recourse notes outstanding in connection with various lease acquisitions.

                           ICON Income Fund Nine, LLC
                     (A Delaware limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003

(7)    Notes Payable - Non-recourse - continued

         The aggregate maturities of notes payable - non recourse, including the effects of refinancing discussed above, consist of the following at December 31, 2005:

   Years Ending
   December 31,
   ------------
       2006                  $  22,334,205
       2007                  $  17,913,807
       2008                  $  15,340,766
       2009                  $  11,815,726
       2010                  $  10,048,038
    Thereafter               $  33,236,832
                             -------------

                             $ 110,689,374
                             =============

(8)    Note Payable - Recourse

     On August 31, 2005, the LLC, together with certain of its affiliates (entities sponsored and organized by the Manager), Fund Eight B, Fund Ten and Fund Eleven (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Agreement"), with California Bank & Trust (the "Lender"). The Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest. The interest rate on any advances made under the Facility is the Lender's prime rate plus 0.25% per year. In accordance with the Agreement, the Borrowers may elect to have up to five separate advances under the Facility each made at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market, plus 2.75% per year. The Facility expires on August 31, 2007 unless renewed by the Borrowers for an additional one year term, in the sole discretion of the Lender. The LLC paid a loan origination fee of $39,535 which is being amortized over the term of the Facility and is included in other assets in the accompanying balance sheet.

     In accordance with the terms and conditions of the Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at December 31, 2005. The Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Agreement.

     In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the "Contribution Agreement"), pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to,

                           ICON Income Fund Nine, LLC
                     (A Delaware limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003

(8)    Note Payable - Recourse - continued

borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the Agreement, as applied to such Borrower and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower.

     Under the terms of the Agreement, the Borrowers are required to maintain a cash reserve with the Lender representing 20% of all outstanding advances plus all pending advances. Fund Eleven has established an interest bearing cash account with the Lender totaling $907,000 at December 31, 2005, which satisfies the Lender's cash reserve requirement.

     On September 7, 2005, certain of the Borrowers were advanced approximately $10,200,000 under the Facility, which amount was used to completely repay all of the outstanding indebtedness owed by certain of the Borrowers and their affiliates under a line of credit agreement with Comerica Bank.

     The line of credit agreement with Comerica Bank was subsequently terminated and the Borrowers entered into a new line of credit agreement with California Bank & Trust.

     Aggregate borrowings by all Borrowers under the Facility amounted to $4,535,000 at December 31, 2005, which represented the LLC's borrowings at December 31, 2005. During May 2006 all advances under the facility were repaid.

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

                           ICON Income Fund Nine, LLC
                     (A Delaware limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003

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

     The Manager also has a 1% interest in the LLC's profits, losses and distributions. The LLC paid distributions to the Manager of $89,294, $89,744 and $80,356 for the years ended December 31, 2005, 2004 and 2003, respectively. Additionally, the Manager's interest in the LLC's net loss was $27,771, $178 and $7,938 for the years ended December 31, 2005, 2004 and 2003, respectively.

     Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the years ended December 31, 2005, 2004 and 2003, were as follows:


         Entity               Capacity                  Compensation                    2005             2004            2003
         -------              ---------                 -------------               -----------     ------------     ------------
 ICON Capital Corp.          Manager                     Organization and
                                                            offering expenses (1)   $         -     $          -     $    626,083
                                                                                    ===========     ============     ============
 ICON Securities Corp.       Managing broker-dealer      Underwriting fees (1)      $         -     $          -     $    834,777
                                                                                    ===========     ============     ============
 ICON Capital Corp.          Manager                     Acquisition fees (2)       $         -     $     51,632     $  1,776,676
                                                                                    ===========     ============     ============
 ICON Capital Corp.          Manager                     Management fees (3)        $ 2,131,445     $  2,109,282     $  1,897,722
                                                                                    ===========     ============     ============
 ICON Capital Corp.          Manager                     Administrative fees (3)    $   647,534     $  1,139,479     $    834,089
                                                                                    ===========     ============     ============


(1)  Amount charged directly to members equity.
(2) Amount charged to other assets and amortized to operations over the life of the related acquisition.
(3)  Amount charged to operations.

     At December 31, 2005, the LLC is due $136,760, of which $100,000 is due from two affiliates, $75,000 from Fund Eight B and $25,000 from ICON 126, for the initial deposits relating to the establishment of maintenance reserves. The LLC anticipates receiving the $75,000 from Fund Eight B during November 2006. Additionally the LLC is due $36,760 from ICON 126 for legal fees paid in association with the lease extension and refinancing of the aircraft. The LLC will receive the $25,000 and $36,760 from ICON 126 at lease expiration when the aircraft is sold.

     At December 31, 2005 the LLC owes to its affiliates $196,673 of which approximately $108,000 is due to the Manager for administrative expense reimbursements in the amount of approximately $66,000, approximately $17,000 in management fees and $25,000 for legal fees paid on the LLC's behalf in connection with the lease extensions and refinancings discussed above. Approximately $88,000 is due to Fund Eight B for distributions and rental payments received on its behalf.

     At December 31, 2004, the LLC was due $250,698 from its affiliates consisting of $92,753 from a joint venture for prior year advances, $32,945 due from ICON Receivables 1998-A LLC, an affiliate of the Manager, for rents collected on the LLC's behalf, and $25,000 due from L.P. Seven. The LLC was due $100,000 from two affiliates, $75,000 from Fund Eight B and $25,000 from ICON 126, for the initial deposits relating to the establishment of maintenance reserves.

                           ICON Income Fund Nine, LLC
                     (A Delaware limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003

(9)    Transactions with Related Parties - continued

     The LLC had a payable of $677,187 due to its Manager and affiliates at December 31, 2004 comprised of $102,460 due to the Manager relating to administrative expense reimbursements and $574,727 due to Fund Ten for the assignment of leased equipment purchased in December 2004.

     As discussed in Notes 3, and 13, the LLC was assigned certain other assets during 2004 and 2005 and an ownership interest in a direct finance lease during 2005 from L.P. Seven as repayment for amounts paid by the LLC on behalf of L.P. Seven under the terms of the line of credit with Comerica Bank (See Note 8).

(10)   Fair Value of Financial Instruments

     Fair value information with respect to the LLC's leased assets and liabilities is not separately provided since (i) Statement of Financial
Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Values of Financial Instruments," does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of recourse notes payable approximates fair value due to their short-term maturities and variable interest rates. The fair value of the LLC's non-recourse debt, estimated based upon the interest rate available from the LLC's recourse lender at December 31, 2005, 2004 and 2003 are approximately $83,829,000, $100,780,000 and $113,179,000, respectively.

(11)   Concentrations

     The LLC's cash and cash equivalents are held principally at two financial institutions and at times may exceed insured limits. The LLC has placed these funds in high quality institutions in order to minimize the risk.

     For the year ended December 31, 2005, the LLC had three lessees that accounted for approximately 86% of its rental and finance income. For the year ended December 31, 2004, the LLC had three lessees which accounted for approximately 81% of its rental and finance income. For the year ended December 31, 2003, the LLC had four lessees that accounted for approximately 89% of its rental and finance income.

(12) Other Comprehensive Income (Loss)

     For the years ended December 31, 2005, 2004 and 2003, other comprehensive loss consists of the following:


                                                     2005             2004             2003
                                                 ------------      -----------      -----------
 Net loss                                        $ (2,777,128)     $   (17,768)     $  (793,837)

 Other comprehensive income:
      Foreign currency translation adjustment          45,185                -                -
                                                 ------------      -----------      -----------

 Comprehensive loss                              $ (2,731,943)     $   (17,768)     $  (793,837)
                                                 ============      ===========      ===========



(13)   Commitments and Contingencies

     The LLC has entered into remarketing and residual sharing agreements with third parties. In connection with these agreements, remarketing and residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas.

                           ICON Income Fund Nine, LLC
                     (A Delaware limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003

(13)   Commitments and Contingencies

     The LLC has a commitment in regards to its 100% owned Cathay aircraft to pay 50% of the maintenance overhaul costs, which were incurred during 2006. The total estimated costs for this overhaul are approximately $1,300,000. At September 30, 2006 we have accrued a liability in the amount of $1,100,000 for these.

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

     At September 30, 2006, the LLC received approximately $253,000 in cash distributions, from its limited partnership interest.

(14) Income Taxes (Unaudited)

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

     At December 31, 2005, 2004 and 2003, the members' capital accounts included in the consolidated financial statements totaled $52,543,253, $64,455,803 and $73,842,948, respectively. The members' capital for Federal income tax purposes at December 31, 2005, 2004 and 2003 totaled $71,837,442, $87,008,303 and
$86,910,435 (unaudited), respectively. The difference arises primarily from sales and offering expense reported as a reduction in the additional members' capital accounts for financial reporting purposes but not for Federal income tax reporting purposes and differences in depreciation and amortization between financial reporting purposes and Federal income tax purposes.

     The  following  table  reconciles  net  loss  for  consolidated   financial
statement reporting purposes to the loss for Federal income tax purposes as follows:

                           ICON Income Fund Nine, LLC
                     (A Delaware limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003

(14)   Income Taxes (Unaudited) - continued


                                                           Years Ended December 31,
                                                 -------------------------------------------
                                                      2005             2004           2003
                                                 ------------      -----------   -----------
Net loss per consolidated financial statements   $ (2,777,128)     $   (17,768)  $  (793,837)

Direct finance leases                               6,034,568        4,994,525     1,646,099
Depreciation expense                                1,207,259        1,466,952     5,047,682
Interest expense - consolidating joint venture     (5,298,044)       3,200,132     3,498,228
Loss on sale of equipment                                   -            9,829        27,121
Rent - consolidating joint venture                  4,962,772       (8,367,308)   (8,316,900)
Tax gain from joint venture                           997,361         (612,505)   (3,031,139)
Change in valuation of interest swap contracts       (451,962)        (743,044)     (313,261)
Other                                              (1,161,517)        (105,203)      638,467
                                                 ------------      -----------   -----------
Net income (loss) for Federal income
    tax purposes                                 $  3,513,309      $  (174,390)  $(1,597,540)
                                                 ============      ===========   ===========


(15)   Share Redemptions

     The Manager consented to the LLC redeeming 204, 643 and 675 member shares for the years ended December 31, 2005, 2004 and 2003, respectively. The redemption amounts are calculated according to a specified redemption formula in accordance with the LLC Agreement. Redeemed shares have no voting rights and do not share in distributions. The LLC Agreement limits the number of shares which can be redeemed in any one year and redeemed shares may not be reissued. Redeemed member shares are accounted for as a reduction from members' equity.

(16)   Geographic Information

     Geographic information for revenue, based on the country of origin, and long-lived assets, which include finance leases, operating leases, net of accumulated depreciation, investments in joint ventures and investments in unguaranteed residual values at December 31, 2005, 2004 and 2003 and for the years then ended are as follows:

                                                                           Year Ended December 31, 2005
                                                 ---------------------------------------------------------------------------------
                                                     United           United                           South
                                                     States           Kingdom         Norway          East Asia           Total
                                                 ------------      ------------     -----------     ------------     -------------

 Revenue:
      Rental income                              $  8,642,014      $         -      $11,862,855     $  8,312,064     $   28,816,933
      Finance income                                1,001,015                -                -          317,840          1,318,855
      Income from investments in joint ventures      (106,593)               -                -          452,254            345,661
                                                 ------------      -----------      -----------     ------------     --------------

                                                 $  9,536,436      $         -      $11,862,855     $  9,082,158     $   30,481,449
                                                 ============      ===========      ===========     ============     ==============


                           ICON Income Fund Nine, LLC
                     (A Delaware limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003


(16)   Geographic Information - continued


                                                                              At December 31, 2005
                                                   -----------------------------------------------------------------------------
                                                      United         United                          South
                                                      States         Kingdom         Norway        East Asia           Total
                                                   ------------   -------------  -------------   --------------    -------------
 Long-lived assets:
      Investments in finance leases:
         Minimum rents receivable                  $  9,904,586   $           -  $           -   $    1,990,536    $  11,895,122
         Estimated unguaranteed residual values       1,302,239               -              -          451,572        1,753,811
         Initial direct costs, net                       96,205               -              -           28,079          124,284
         Unearned income                             (1,010,270)              -              -         (246,001)      (1,256,271)
                                                    -----------   -------------  -------------   --------------    -------------

                                                   $ 10,292,760   $           -  $           -   $    2,224,186    $  12,516,946
                                                   ============   =============  =============   ==============    =============

      Investments in operating leases, net         $ 22,981,533   $           -  $  47,221,733   $   54,643,863    $ 124,847,129
                                                   ============   =============  =============   ==============    =============
      Investments in joint ventures                $  1,137,485   $           -  $           -   $    4,335,685     $  5,473,170
                                                   ============   =============  =============   ==============    =============
      Investments in unguaranteed residual values  $          -   $   3,339,010  $           -   $            -     $  3,339,010
                                                   ============   =============  =============   ==============    =============

                                                                                Year Ended December 31, 2004
                                                   -----------------------------------------------------------------------------
                                                      United          United                          South
                                                      States         Kingdom         Norway         East Asia          Total
                                                   ------------   -------------  -------------   --------------    -------------
 Revenue:
      Rental income                                $ 10,466,551   $           -  $  12,277,792   $    8,367,307    $  31,111,650
      Finance income                                  1,229,552               -              -          427,408        1,656,960
      Income from investments in joint ventures         112,003               -              -          313,063          425,066
                                                   ------------   -------------  -------------   --------------    -------------

                                                   $ 11,808,106   $           -  $  12,277,792   $    9,107,778    $  33,193,676
                                                   ============   =============  =============   ==============    =============

                                                                                At December 31, 2004
                                                   -----------------------------------------------------------------------------
                                                      United         United                         South
                                                      States         Kingdom         Norway        East Asia           Total
                                                   ------------   -------------  -------------   --------------    -------------
 Long-lived assets:
      Investments in finance leases:
         Minimum rents receivable                  $ 15,808,029   $           -                   $   3,317,568    $  19,125,597
         Estimated unguaranteed residual values       1,302,239               -              -          451,572        1,753,811
         Initial direct costs, net                      186,120               -              -           64,355          250,475
         Unearned income                             (2,011,284)              -              -         (563,841)      (2,575,125)
                                                   ------------   -------------  -------------   --------------    -------------

                                                   $ 15,285,104   $           -              -   $    3,269,654    $  18,554,758
                                                   ============   =============  =============   ==============    =============


       Investments in operating leases, net        $ 33,830,945   $           -  $  55,968,081   $   59,430,220    $ 149,229,246
                                                   ============   =============  =============   ==============    =============
       Investments in joint ventures               $  1,886,908   $           -  $           -   $    3,883,433    $   5,770,341
                                                   ============   =============  =============   ==============    =============
       Investments in unguaranteed residual values $          -   $   4,440,907  $           -   $            -    $   4,440,907
                                                   ============   =============  =============   ==============    =============


                           ICON Income Fund Nine, LLC
                     (A Delaware limited Liability Company)
                   Notes To Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003


(17) Selected Quarterly Financial Data (Unaudited)

     The following table is a summary of selected financial data, by quarter, for the years ended December 31, 2005, 2004 and 2003:



                                                                       Quarters Ended in 2005
                                                   March 31,         June 30,     September 30,   December 31,
                                                 ------------      -----------    -------------   ------------
Revenue                                           $ 7,742,669      $ 7,639,457    $   7,594,030   $  7,373,311
                                                  ===========      ===========    =============   ============
Net income (loss) allocable to additional members $   323,836      $  (382,231)   $     292,624   $ (2,983,586)
                                                  ===========      ===========    =============   ============
Net income (loss) per weighted average
      additional member shares                    $      3.29      $     (3.89)   $        2.98   $     (30.37)
                                                  ===========      ===========    =============   ============


                                                                       Quarters Ended in 2004
                                                    March 31,        June 30,     September 30,   December 31,
                                                  -----------      -----------    -------------   ------------

Revenue                                           $ 8,963,531      $ 9,080,922    $   7,676,185   $  7,519,678
                                                  ===========      ===========    =============   ============
Net income (loss) allocable to additional members $    89,670      $   153,512    $    (440,576)  $    179,804
                                                  ===========      ===========    =============   ============
Net (loss) income per weighted average additional
member shares additional member shares            $      0.91      $      1.55    $       (4.48)  $       1.84
                                                  ===========      ===========    =============   ============


                                                                       Quarters Ended in 2003
                                                   March 31,         June 30,     September 30,   December 31,
                                                 ------------      -----------    -------------   ------------

Revenue                                          $  8,748,027      $ 8,746,486    $   8,950,551   $  8,536,992
                                                 ============      ===========    =============   ============
Net (loss) income allocable
   to additional members                         $   (594,185)     $  (363,342)   $    (152,471)  $    324,099
                                                 ============      ===========    =============   ============
Net (loss) income per weighted average
     additional member shares                    $      (8.76)     $     (3.76)   $       (1.54)  $       5.41
                                                 ============      ===========    =============   ============


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     During the year ended December 31, 2005 we had no disagreements with our accountants on any matters of accounting or financial reporting.

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

     Our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Chief Executive Officer and its Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. As part of their evaluation, they reviewed the circumstances surrounding the delay in filing the 2004 10-K and the restatement of our previously issued financial statements for the years ended December 31, 2002 and 2003. As we previously reported in our Current Report on Form 8-K dated May 18, 2006, we delayed the filing of the 2004 10-K, this Annual Report on Form 10-K for the year ended December 31, 2005, and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005, September 30, 2005 and March 31, 2006 pending completion by our accountants, Hays & Company LLP, of the re-audit of our 2002 financial statements that were audited by our prior accountants. After the completion of the re-audit of our 2002 financial statements, we filed our 2004 10-K on July 19, 2006. On November 13, 2006 we filed our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. We are now endeavoring to file the rest of our outstanding quarterly as soon as practicable.

     Our Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our Manager's disclosure controls and procedures were not effective as of December 31, 2005 to properly record the correct accounting treatment for certain transactions described in the 2004 10-K.

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

         Our Manager's Officers and Directors are:

          Name            Age   Position
    ----------------      ---   ----------------------------------------------
 Beaufort J. B. Clarke     60   Chairman, Chief Executive Officer and Director
 Paul B. Weiss             45   President and Director
 Thomas W. Martin          53   Chief Operating Officer, Chief Financial Officer
                                  and Director

     Beaufort J. B. Clarke has been our Chairman, Chief Executive Officer and Director since August of 1996. He was our President from August of 1996 until
December  31,  1998.  Prior to his present  positions,  Mr.  Clarke was founder,
President and Chief Executive Officer of Griffin Equity Partners, Inc. (a purchaser of equipment leasing portfolios) from October 1993 through August 1996. Prior to that, Mr. Clarke was President of Gemini Financial Holdings, Inc. (an equipment leasing company) from June 1990 through September 1993. Previously, Mr. Clarke was a Vice President of AT&T Systems Leasing. Mr. Clarke formerly was an attorney with Shearman and Sterling. Mr. Clarke received his B.A. from The George Washington University and a J.D. degree from the University of South Carolina. Mr. Clarke has been in the equipment leasing business, as a business person and lawyer, since 1979.

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

Item 11. Executive Compensation

         We have no directors or officers. Our Manager and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2005, 2004 and 2003.


     Entity                    Capacity                 Compensation                     2005           2004             2003
     -------                   ---------                -------------               -----------     ------------     ------------
 ICON Capital Corp.          Manager                     Organization and
                                                            offering expenses (1)   $         -     $          -     $    626,083
                                                                                    ===========     ============     ============

 ICON Securities Corp.       Managing broker-dealer      Underwriting fees (1)      $         -     $          -     $    834,777
                                                                                    ===========     ============     ============
 ICON Capital Corp.          Manager                     Acquisition fees (2)       $         -     $     51,632     $  1,776,676
                                                                                    ===========     ============     ============
 ICON Capital Corp.          Manager                     Management fees (3)        $ 2,131,445     $  2,109,282     $  1,897,722
                                                                                    ===========     ============     ============
 ICON Capital Corp.          Manager                     Administrative fees (3)    $   647,534     $  1,139,479     $    834,089
                                                                                    ===========     ============     ============


(1)  Amount charged directly to members equity.

(2) Amount charged to other assets and amortized to operations over the life of the related acquisition.

(3)  Amount charged to operations.

     Our Manager also has a 1% interest in our profits, losses and distributions. We paid distributions to our Manager of $89,294, $89,744 and $80,356, respectively, for the years ended December 31, 2005, 2004 and 2003. Additionally, our Manager's interest in our net loss was $27,771, $178 and $7,938, respectively, for the years ended December 31, 2005, 2004 and 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

     (a) We are a limited liability company and therefore do not have voting shares of stock. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

     (b) As of September 30, 2006, Directors and Officers of our Manager do not own any of our equity securities.

     (c) Our Manager owns an interest which represents initially a 1% and potentially a 10% interest in our income, gain and losses (the "Manager Interest"). Our Manager owns 100% of the Manager Interest.

Item 13. Certain Relationships and Related Transactions

     See Item 11 for a discussion of our related party transactions. See Notes 5 and 10 to our financial statements for a discussion of our investments in joint ventures and transactions with related parties.

Item 14. Principal Accountant Fees and Services

     During the years ended December 31, 2005, 2004, and 2003 our auditors provided audit services relating to our annual report on Form 10-K and our quarterly reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work. Their fees are shown in the table below:

                                   2005        2004          2003
                              ------------  -----------   -----------
 Audit fees                   $     65,750  $    81,100   $    20,125
 Audit related fees                  1,350            -             -
 Tax fees (for compliance)          19,500       17,550             -
                              ------------  -----------   -----------

                              $    107,227  $    98,650   $    20,125
                              ============  ============  ===========


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

ICON Income Fund Nine, LLC File No. 000-50217 (Registrant) by its Manager, ICON Capital Corp.

/s/ Beaufort J.B. Clarke
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
Sole Manager of the Registrant

Date: November 14, 2006

/s/ Beaufort J.B. Clarke
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)


Date: November 14, 2006

/s/ Paul B. Weiss
Paul B. Weiss
President and Director


Date: November 14, 2006

/s/ Thomas W. Martin
Thomas W. Martin
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to
Section 12 of the Act.

No annual report or proxy material has been sent to security holders. An annual report will be sent to the members and a copy will be forwarded to the Commission.