Form 10-K/A
ICON INCOME FUND NINE LLC
filed 2006-12-01
CIK 1157522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal

year ended	December 31, 2005
or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission_File_Number_	000-50217

ICON Income Fund Nine, LLC
(Exact name of registrant as specified in its charter)

Delaware	13-4183234
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip Code)

Registrant's_telephone_number,_including_area_code_	(212) 418-4700

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [x] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act.    Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes [x] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant’s most recently completed second fiscal quarter: Not applicable. There is no established market for shares of the registrant.

Number of limited liability company shares of the registrant outstanding on October 31, 2006 is 98,122.

Documents Incorporated by Reference

None.

Explanatory Note

ICON Income Fund Nine, LLC is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on November 14, 2006 (the “Original Filing”) solely for the purposes of inserting a conformed signature that was inadvertently omitted from the Report of Independent Auditors included with the Consolidated Financial Statements. This revision had no effect on the financial statements previously supplied. This Amendment is limited in scope to the portion of the Original Filing set forth above and does not amend, update or change any other items or disclosures contained in the Original Filing. The Amendment continues to speak as of the date of the Original Filing, and does not reflect events occurring subsequent to the filing of such report or update or modify the disclosures therein in any way, other than as described above.

The Members
ICON Income Fund Nine, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of ICON Income Fund Nine, LLC (a Delaware limited liability company) and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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
October 31, 2006
New York, New York

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

Date: December 1, 2006

/s/ Beaufort J.B. Clarke
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 1, 2006

/s/ Paul B. Weiss
Paul B. Weiss
President and Director

Date: December 1, 2006

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