Form 10-K/A
ICON INCOME FUND NINE LLC
filed 2007-01-17
CIK 1157522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal

year ended	December 31, 2005
or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission_File_Number_	000-50217

ICON Income Fund Nine, LLC
(Exact name of registrant as specified in its charter)

Delaware	13-4183234
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip Code)

Registrant's_telephone_number,_including_area_code_	(212) 418-4700

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

Number of limited liability company shares of the registrant outstanding on December 31, 2006 is 98,102.

Documents Incorporated by Reference

None.

Explanatory Note
    ICON Income Fund Nine, LLC (the “Registrant”) is filing this Amendment No. 2 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on November 14, 2006, as amended to date (the “Original Filing”) for the following purposes: (1) Amend Item 8 - Consolidated Financial Statements to include a conformed signature that was inadvertently omitted from the Report of Independent Auditors included with the Consolidated Financial Statements. Other than the insertion of the conformed signature, there have been no changes to the Consolidated Financial Statements. This Amendment contains the complete text of Item 8. (2) Revise disclosure under Item 9A. - Controls and Procedures, the complete text of which is contained herein. (3) Amend Item 15 - Exhibits, the complete text of which is contained herein, to include the financial statements of ICON Aircraft 126 LLC, which were not able to be timely completed and included in the Original Filing. Except as discussed in this Explanatory Note, no other changes have been made to the Original Filing.

PART II

Item 8. Consolidated Financial Statements

Index to Consolidated Financial Statements	Page

Report of Independent Registered Public Accounting Firm	2

Consolidated Balance Sheets at December 31, 2005 and 2004	3

Consolidated Statements of Operations for the Years Ended
December 31, 2005, 2004 and 2003	5

Consolidated Statement of Changes in Members’ Equity for the
Years Ended December 31, 2003, 2004 and 2005	6

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2005, 2004 and 2003	7

Notes to Consolidated Financial Statements	9

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

/s/ Hays & Company LLP

October 31, 2006
New York, New York

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets
December 31,

ASSETS

	2005	2004
Cash and cash equivalents	$2,237,797	$3,449,768

Investments in finance leases:
Minimum rents receivable	11,895,122	19,125,597
Estimated unguaranteed residual values	1,753,811	1,753,811
Initial direct costs, net	124,284	250,475
Unearned income	(1,256,271)	(2,575,125)

Net investments in finance leases	12,516,946	18,554,758

Investments in operating leases:
Equipment, at cost	195,639,121	198,825,080
Accumulated depreciation	(70,791,992)	(49,595,834)

Net investments in operating leases	124,847,129	149,229,246

Investments in joint ventures	5,473,170	5,770,341
Investments in unguaranteed residual values	3,339,010	4,440,907
Interest rate swap contracts	720,458	268,496
Due from Manager and affiliates	136,760	250,698
Other assets, net	2,364,289	2,136,241

Total assets	$151,635,559	$184,100,455

See accompanying notes to consolidated financial statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets
December 31,

LIABILITIES AND MEMBERS' EQUITY

	2005	2004
Notes payable - non-recourse	$93,247,942	$117,261,455
Notes payable - recourse	4,535,000	-
Accrued expenses and other liabilities	653,581	454,363
Deferred rental income	269,184	671,928
Due to Manager and affiliates	196,673	677,187
Minority interest	189,926	579,719

Total liabilities	99,092,306	119,644,652

Commitments and contingencies

Members' equity:
Manager (one share outstanding, $1,000 per share
original issue price)	(336,081)	(219,016)
Additional Members (98,144 and 98,348
shares outstanding, $1,000 per share original issue price)	52,924,519	64,674,819
Accumulated other comprehensive income	(45,185)	-

Total members' equity	52,543,253	64,455,803

Total liabilities and members' equity	$151,635,559	$184,100,455

See accompanying notes to consolidated financial statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
Years Ended December 31,

	2005	2004	2003
Revenue:
Rental income	$28,816,933	$31,111,650	$33,814,372
Finance income	1,318,855	1,656,960	746,514
Income from investments in joint ventures	345,661	425,066	197,986
Net loss on sale of equipment	(301,052)	(65,074)	(2,753)
Interest and other income	169,070	111,714	225,937

Total revenue	30,349,467	33,240,316	34,982,056

Expenses:
Depreciation and amortization	21,328,939	22,968,907	24,843,250
Interest	5,653,467	6,170,420	7,716,000
Management fees - Manager	2,131,445	2,109,282	1,897,722
Administrative expense reimbursements - Manager	647,534	1,139,479	834,089
General and administrative	596,519	528,722	346,080
Impairment loss	3,182,485	236,003	-
Minority interest	(413,794)	105,271	138,752

Total expenses	33,126,595	33,258,084	35,775,893

Net loss	$(2,777,128)	$(17,768)	$(793,837)

Net loss allocable to:
Additional Members	(2,749,357)	(17,590)	(785,899)
Manager	(27,771)	(178)	(7,938)

	$(2,777,128)	$(17,768)	$(793,837)

Weighted average number of Additional Members'
shares outstanding	98,215	98,695	90,813

Net loss per weighted average Additional
Members' share	$(27.99)	$(0.18)	$(8.65)

See accompanying notes to consolidated financial statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Changes in Members' Equity
Years Ended December 31, 2003, 2004 and 2005

				Accumulated Other	Total
	Additional Member	Additional		Comprehensive	Members'
	Shares	Members	Manager	Income (Loss)	Equity
Balance, January 1, 2003	57,930	$46,379,318	$(40,800)	$-	46,338,518
Proceeds from issuance of additional					-
members' shares	41,736	41,736,480	-	-	41,736,480
Sales and offering expenses	-	(4,781,018)	-	-	(4,781,018)
Cash distributions to members	-	(7,955,313)	(80,356)	-	(8,035,669)
Additional members' shares redeemed	(675)	(621,526)	-	-	(621,526)
Net loss	-	(785,899)	(7,938)	-	(793,837)

Balance, December 31, 2003	98,991	73,972,042	(129,094)	-	73,842,948
Cash distributions to members	-	(8,758,942)	(89,744)	-	(8,848,686)
Additional members' shares redeemed	(643)	(520,691)	-	-	(520,691)
Net loss	-	(17,590)	(178)	-	(17,768)

Balance, December 31, 2004	98,348	64,674,819	(219,016)	-	64,455,803
Cash distributions to members	-	(8,840,105)	(89,294)	-	(8,929,399)
Additional members' shares redeemed	(204)	(160,838)	-	-	(160,838)
Foreign currency translation adjustment				(45,185)	(45,185)
Net income	-	(2,749,357)	(27,771)	-	(2,777,128)

Balance, December 31, 2005	98,144	$52,924,519	$(336,081)	$(45,185)	$52,543,253

See accompanying notes to consolidated financial statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
Years Ended December 31,

	2005	2004	2003
Cash flows from operating activities
Net loss	$(2,777,128)	$(17,768)	(793,837)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(26,690,121)	(29,914,946)	(30,407,300)
Finance income	(1,318,854)	(1,656,960)	(746,514)
Income from investments in joint ventures	(345,662)	(425,066)	(197,986)
Net loss on sale of equipment	301,052	65,074	2,753
Depreciation and amortization	21,328,939	22,968,907	24,843,250
Interest expense on non-recourse financing paid directly
to lenders by lessees	5,918,949	6,826,076	7,915,380
Change in fair value of interest rate swap contracts	(451,962)	(743,044)	(313,261)
Impairment loss	3,182,485	236,003	-
Minority interest in joint ventures	(413,794)	105,271	138,752
Changes in operating assets and liabilities:
Collection of principal - non-financed receivables	5,185,643	4,392,885	2,392,613
Due to/from Manager and affiliates	208,151	919,796	(388,000)
Other assets, net	(258,520)	160,981	231,467
Accrued expenses and other liabilities	199,218	193,988	(9,778)
Deferred income	44,119	99,432	(889,791)

Net cash provided by operating activities	4,112,515	3,210,629	1,777,748

Cash flows from investing activities:
Investment in operating leases and direct finance leases	(574,727)	(2,823,323)	(19,341,779)
Investment in joint ventures	-	(1,521,571)	(389,519)
Investment in unguaranteed residual values	-	-	(4,454,003)
Proceeds from sales of equipment	800,845	296,009	554,407
Loans and advances to affiliate	(1,500,000)	(650,000)	-
Distributions to minority interest in joint venture	-	(925,108)	(1,250,558)
Distributions received from joint ventures	657,446	580,954	-

Net cash used in investing activities	(616,436)	(5,043,039)	(24,881,452)

Cash flows from financing activities:
Cash distributions paid to members	(8,929,399)	(8,848,686)	(8,035,669)
Proceeds from recourse borrowings	4,535,000	-	-
Issuance of additional membership shares net of offering expenses	-	-	36,955,462
Fiancing costs paid	(107,628)	-	-
Cash paid for additional members' shares redeemed	(160,838)	(520,691)	(621,526)

Net cash (used in) provided by financing activities	(4,662,865)	(9,369,377)	28,298,267

Effects of exchange rates on cash and cash equivalents	(45,185)	-	-

Net (decrease) increase in cash and cash equivalents	(1,211,971)	(11,201,787)	5,194,563
Cash and cash equivalents, beginning of the period	3,449,768	14,651,555	9,456,992

Cash and cash equivalents, end of the period	$2,237,797	$3,449,768	$14,651,555

See accompanying notes to consolidated financial statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
Years Ended December 31,

	2005	2004	2003
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$159,800	$87,388	$91,559

Supplemental disclosure of non-cash investing and financing activities:
Non-cash portion of equipment purchased with non-recourse debt	$-	$7,979,500	$-
Principal and interest paid on non-recourse notes payable
paid directly to lenders by lessees	$29,655,779	$32,007,317	$30,407,300
Other Assets acquired from affiliate in exchange
for amounts owed	$755,000	$650,000	$-
Interest in Finance Lease acquired from affiliate in
exchange for amounts owed	$745,000	$-	$-

See accompanying notes to consolidated financial statements

ICON Income Fund Nine, LLC (A Delaware limited Liability Company) Notes To Consolidated Financial Statements December 31, 2005, 2004 and 2003

(1) Organization

ICON Income Fund Nine, LLC (the “LLC”) was formed on July 11, 2001 as a Delaware limited liability company. The LLC is engaged in one business segment, the business of acquiring equipment subject to lease, and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. The LLC will continue until December 31, 2020, unless terminated sooner.

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

The Manager of the LLC is ICON Capital Corp. (the “Manager”), a Connecticut corporation. The Manager manages and controls the business affairs of the LLC's equipment leases and financing transactions under the terms of the limited liability company agreement with the LLC (the “LLC Agreement”). Additionally, the Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC.

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

Members’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the members and 1% to the Manager until each member has received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital contribution account to zero and has received, in addition, other distributions and allocations which would provide an 8% per year cumulative return on their outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the members and 10% to the Manager.

The LLC is currently in its “reinvestment” period, wherein the LLC seeks to purchase equipment from time to time through April 29, 2008. The reinvestment period may be extended for an additional three years at the discretion of the Manager. After the reinvestment period, the LLC will then begin to dispose of its assets in the ordinary course of business during a time frame called the “liquidation period.” If the Manager believes it would be beneficial to reinvest the cash flow in equipment during the liquidation period, the LLC may do so.

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

Derivative Financial Instruments

When possible, the LLC uses derivative financial instruments to mitigate the variable cash flows associated with the LLC’s variable rate debt. All derivatives are recognized on the balance sheet at fair value. Certain derivatives, at inception, are designated as hedges and evaluated for effectiveness at least quarterly throughout the hedge period. These derivatives are designated as either (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge), or (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge). The LLC has only cash flow hedges at December 31, 2005.

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

The LLC carries all derivative financial instruments on the consolidated balance sheet at fair value. The LLC designates derivative financial instruments as either a hedge or a derivative instrument. For hedging instruments, at inception of the transaction, these instruments and their hedging relationship are identified, designated and documented. Once the hedge relationship is established the effective portion of the hedge is recorded on the consolidated balance sheet as a component of members’ equity, accumulated other comprehensive income, while the ineffective

ICON Income Fund Nine, LLC (A Delaware limited Liability Company) Notes To Consolidated Financial Statements December 31, 2005, 2004 and 2003

(2) Summary of Significant Accounting Policies - continued

portion, if any, is recognized as an expense in our consolidated statements of operations. The LLC assesses, both at inception of the transaction and on a quarterly basis, whether the derivative financial instruments used in hedging transactions are highly effective in offsetting changes in the cash flows of hedged items.

For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized into the LLC’s earnings in the period in which the changes occur or when such instruments are settled.

The LLC assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative financial instruments used in hedging transactions are highly effective in offsetting changes in the cash flows of hedged items.

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

Recent Accounting Pronouncements

On June 1, 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 154 “Accounting Changes and Error Corrections” (“SFAS

ICON Income Fund Nine, LLC (A Delaware limited Liability Company) Notes To Consolidated Financial Statements December 31, 2005, 2004 and 2003

(2) Summary of Significant Accounting Policies - continued

154”) which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The LLC does not expect the adoption of SFAS 154 to have an impact on its consolidated financial position or results of operations.

In April 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Financial Instruments” (“SFAS 155”), and amendment to SFAS 133 and SFAS 140. SFAS 155 addresses what had been characterized as a temporary exemption from the application of the bifurcation requirements of SFAS 133 to beneficial interests in securitized financial assets. The adoption of SFAS 155 did not have any impact on the LLC’s results of operations or financial condition.

In September 2006, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Accounting for Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative GAAP pronouncements to be measured at fair value. In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement (CON) 7 regarding the use of present value techniques in measuring fair value. SFAS 157 is effective for financial statements with fiscal years beginning after November 15, 2007. The Manager is currently evaluating the impact of this pronouncement but does not currently believe it will have a material impact on the financial statements.

Reclassifications

Certain reclassifications have been made to the accompanying consolidated financial statements in prior years to conform to the current presentation.

(3) Investments in Finance Leases

On March 28, 2005, ICON Cash Flow Partners L.P. Seven (“L.P. Seven”), an affiliated entity, assigned its entire 50% interest in a lease with EKA Chemicals, Inc. (“EKA”) to the LLC for $745,000. This assignment was made in order for L.P. Seven to repay its outstanding debt obligation to the LLC as required by the contribution agreement with Comerica Bank (See Note 8). This amount represented L.P. Seven’s fair value of its interest in the EKA lease on March 28, 2005 based upon expected future cash flows. At December 31, 2005, the LLC received the full payment of $745,000 from EKA.

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

Non-cancelable minimum annual amounts due on investments in finance leases are as follows at December 31, 2005:

Years Ending
December 31,
2006	$ 7,227,231
2007	$ 3,450,924
2008	$ 803,451
2009	$ 413,516

ICON Income Fund Nine, LLC (A Delaware limited Liability Company) Notes To Consolidated Financial Statements December 31, 2005, 2004 and 2003

(4) Investments in Operating Leases

Investments in operating leases consist of the following at December 31, 2005 and 2004:

	2005	2004
Aircraft	$93,978,544	$97,161,029
Cargo vessels	75,664,671	75,664,671
Co-generation facility	15,787,934	15,787,934
Railcars	5,631,436	5,631,436
Material handling, telecommunication and computer equipment	4,576,536	4,580,010

	195,639,121	198,825,080
Accumulated depreciation	(70,791,992)	(49,595,834)

	$124,847,129	$149,229,246

During September 2002, the LLC and ICON Income Fund Eight B L.P. (“Fund Eight B”) formed ICON Aircraft 46835 LLC (“ICON 46835”) for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft on lease to Federal Express Corporation (“FedEx”) until March 31, 2007. The LLC paid approximately $2,550,000 for its investment in ICON 46835. The LLC and Fund Eight B have ownership interests of 85% and 15% respectively. The LLC accounts for its interest in this aircraft as an operating lease. The Manager was paid an acquisition fee totaling approximately $759,000 relating to this transaction, of which the LLC paid approximately $645,000.

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

The LLC acquired three car and truck carrying vessels on bareboat charter to Wilhelmsen Lines Shipowning AS (“Wilhelmsen”) through December 22, 2008 for approximately $74,020,000, consisting of approximately $9,690,000 in cash and approximately $64,330,000 of non-recourse debt (See Note 7). The lender has a security interest in the leased equipment and an assignment of the rental payments under the lease. The outstanding balance of the non-recourse debt at December 31, 2005, 2004 and 2003 was $31,678,411, $42,238,782 and $52,317,126, respectively. The Manager was paid an acquisition fee of approximately $2,221,000.

ICON Income Fund Nine, LLC (A Delaware limited Liability Company) Notes To Consolidated Financial Statements December 31, 2005, 2004 and 2003

(4) Investments in Operating Leases - continued

Effective March 14, 2006, the LLC extended the terms of the bareboat charter with Wilhelmsen through December 22, 2013 and refinanced the related non-recourse debt. As part of the non-recourse debt refinancing, the LLC borrowed approximately $21,753,000 of additional non-recourse debt and expensed approximately $417,000 of loan origination costs associated with the original non-recourse debt. The principal amount of refinanced non-recourse debt is $51,000,000 and matures on December 22, 2013. The non-recourse debt has quarterly payments ranging from $450,000 to $800,000 and accrues interest at the London Interbank Offered Rate (“LIBOR”) plus 1.50% per year. Simultaneously with the execution of the refinanced non-recourse debt the LLC entered into interest rate swap agreements to fix the interest rate at 7.02% per year. The lender has a security interest in the leased equipment and an assignment of the rental payments under the lease. At September 30, 2006, the LLC accrued approximately $130,000 in legal fees which was capitalized to the cost of the asset.

The LLC acquired a 100% interest in an Airbus A340-313X aircraft (the “Aircraft”) on lease to Cathay through June 2006 for approximately $4,278,000 in cash and the assumption of approximately $64,791,000 of non-recourse debt. The non-recourse debt had monthly payments of approximately $695,000, accrued interest at 5.70% per year and was due on June 12, 2006 and required a balloon payment of approximately $44,250,000. The lender had a security interest in the leased equipment and an assignment of the rental payments under the lease.  The outstanding balance of the non-recourse debt at December 31, 2005 and 2004 was $47,023,930 and $52,477,609, respectively. The Manager was paid an acquisition fee of approximately $2,078,000 relating to this transaction.

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

The LLC and Fund Eight B formed ICON/Kenilworth LLC (“Kenilworth”) for the purpose of acquiring a natural gas-fired 25MW co-generation facility (the “Kenilworth Facility”) on lease to Schering-Plough until July 1, 2004, which was subsequently extended through July 1, 2009. The LLC paid approximately $7,989,500 for its investment in Kenilworth. The LLC and Fund Eight B had ownership interests of 95% and 5%, respectively. The Manager was paid an acquisition fee totaling approximately $460,000 relating to this transaction, of which the LLC paid approximately $437,000.

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

On December 1, 2004, Fund Eight B transferred its entire 5% ownership interest in Kenilworth to the LLC in exchange for a 25.87% interest in ICON SPK 2023-A LLC (“SPK 2023-A”). The Manager determined the fair value of the Kenilworth interest and the SPK 2023-A interest was approximately $488,000 and was based upon its knowledge of current market conditions and a recent appraisal received for Kenilworth.

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

ICON Aircraft 46835 LLC

During September 2002, the LLC and ICON Income Fund Eight B L.P. (“Fund Eight B”) formed ICON Aircraft 46835 LLC (“ICON 46835”) for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft on lease to Federal Express Corporation (“FedEx”) until March 31, 2007. The LLC paid approximately $2,550,000 for its investment in ICON 46835. The LLC and Fund Eight B have ownership interests of 85% and 15% respectively. The LLC accounts for its interest in this aircraft as an operating lease. The Manager was paid an acquisition fee totaling approximately $759,000 relating to this transaction, of which the LLC paid approximately $645,000.

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

On December 1, 2004, the LLC transferred 25.87% of its ownership interest in SPK 2023-A to Fund Eight B in exchange for Fund Eight B’s entire 5% ownership interest in Kenilworth (see above). The LLC and Fund Eight B entered into this transaction in order to minimize the New Jersey State income tax obligations of Fund Eight B. After the exchange, the LLC has a 25.13% ownership interest in SPK 2023-A and had a 100% ownership interest in Kenilworth. The Manager computed the fair value of the Kenilworth interest and the SPK 2023-A interest based upon its knowledge of current market conditions and a recent appraisal received for Kenilworth.

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

ICON Income Fund Nine, LLC (A Delaware limited Liability Company) Notes To Consolidated Financial Statements December 31, 2005, 2004 and 2003

(5) Joint Ventures - continued

Information as to the unaudited financial position and results of operations of SPK 2023-A at December 31, 2005 and 2004 and for the years ended December 31, 2005. 2004 are summarized below:

	(Unaudited)
	December 31,
	2005	2004
Assets	$1,342,862	$2,242,714
Liabilities	$207,302	$492,904
Equity	$1,135,560	$1,749,810
LLC's share of equity	$285,366	$439,727

	(Unaudited)
	Years Ended December 31,
	2005	2004 (1)
Net income	$570,750	$207,179
LLC's share of net income	$143,435	$15,955
Distributions	$1,185,000	$2,075,158
LLC's share of distributions	$297,790	$102,000
Revised equity interest	$-	$474,025

(1) The LLC’s share of operations and distributions is for the one month ended December 31, 2004.

ICON GeicJV

On March 31, 2004, the LLC along with ICON Income Fund Ten, LLC (“Fund Ten”) formed a joint venture, ICON GeicJV LLC (“ICON GeicJV”), for the purpose of purchasing information technology equipment subject to a lease with Government Employees Insurance Company until March 31, 2007. The LLC paid approximately $1,522,000 for its investment in ICON GeicJV. The LLC and Fund Ten have ownership interests of 26% and 74%, respectively. On April 30, 2004, ICON GeicJV acquired the technology equipment subject to the lease for a total cost of approximately $5,853,000 in cash. The LLC paid the Manager an acquisition fee totaling approximately $46,000 relating to this transaction.

ICON Income Fund Nine, LLC (A Delaware limited Liability Company) Notes To Consolidated Financial Statements December 31, 2005, 2004 and 2003

(5) Joint Ventures - continued

Information as to the unaudited financial position and results of operations of ICON GeicJV at December 31, 2005 and 2004 and for the years ended December 31, 2005 and 2004 are summarized below:
	(Unaudited)
	December 31,
	2005	2004
Assets	$2,932,499	$4,600,898
Liabilities	$7,029	$462,820
Equity	$2,925,470	$4,138,078
LLC's share of equity	$760,622	$1,075,900

		(Unaudited)
		Period From
	(Unaudited)	April 30, 2004
	Year Ended	Through
	December 31,	December 31,
	2005	2004
Net income	$170,681	$128,010
LLC's share of net income	$44,377	$33,283
Distributions	$1,383,289	$1,842,130
LLC's share of distributions	$359,655	$478,954

ICON Aircraft 47820 LLC

The LLC and Fund Eight B formed ICON Aircraft 47820 LLC (“ICON 47820”) for the purpose of acquiring an investment in a McDonnell Douglas DC 10-30F aircraft on lease to FedEx until March 31, 2007. The LLC paid approximately $390,000 for its investment in ICON 47820. The LLC and Fund Eight B have ownership interests of 10% and 90%, respectively.

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

At December 31, 2005, the Manager determined, based upon an independent third party appraisal that indicated the aircraft may be impaired and a slower than expected recovery in the air transportation industry, to record an impairment loss for approximately $3,626,000 to more closely approximate the adjusted book value to the current fair value of the aircraft. The LLC’s share of the impairment loss, which is reflected in income from investments in joint ventures on the accompanying consolidated statement of operations, is approximately $362,600.

ICON Income Fund Nine, LLC (A Delaware limited Liability Company) Notes To Consolidated Financial Statements December 31, 2005, 2004 and 2003

(5)	Joint Ventures - continued

Information as to the unaudited financial position and results of operations of ICON 47820 at December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 are summarized below:

	(Unaudited)
	December 31,
	2005	2004
Assets	$9,200,036	$18,221,235
Liabilities	$7,859,366	$13,936,501
Equity	$1,340,670	$4,284,734
LLC's share of equity	$134,067	$428,473

	(Unaudited)
	Years Ended December 31,
	2005	2004	2003
Net income (loss)	$(2,944,064)	$442,085	$(52,544)
LLC's share of net income (loss)	$(294,406)	$44,209	$(5,254)

ICON Aircraft 126 LLC

During February 2002, the LLC along with Fund Eight B, formed ICON Aircraft 126 LLC (“ICON 126”) for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited (“D.A.L.”), a Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which is on lease to Cathay Pacific Airways Limited (“Cathay”) through March 2006 and has been extended until July 1, 2011. The LLC and Fund Eight B each have ownership interests of 50% in ICON 126. ICON 126 consolidates the financial position and operations of D.A.L. in its consolidated financial statements.

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

Information as to the unaudited financial position and results of operations of ICON 126 at December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 are summarized below:
	(Unaudited)
	December 31,
	2005	2004
Assets	$62,811,686	$66,651,934
Liabilities	$54,140,314	$58,885,070
Equity	$8,671,372	$7,766,864
LLC's share of equity	$4,335,686	$3,883,432

	(Unaudited)
	Years Ended December 31,
	2005	2004	2003
Net income	$904,508	$626,126	$406,480
LLC's share of net income	$452,254	$313,063	$203,240

ICON Global Crossing II, LLC

On September 28, 2006, the LLC along with Fund Ten, an affiliate of the Manager, formed ICON Global Crossing II, LLC (“Global Crossing II”), with original ownership interests of approximately 17% and 83%, respectively. The total capital contributions made to ICON Global Crossing II were approximately $12,044,000 of which the LLC’s share was approximately $2,000,000. Acquisition fees, payable to the Manager, in the amount of $60,000 were accrued at September 30, 2006.

Simultaneously, Global Crossing II purchased state-of-the-art telecommunications equipment for $12,043,793. This equipment is subject to a lease with Global Crossing Telecommunications, Inc. and Global Crossing North American Networks, Inc. (collectively, “Global Crossing”).

On October 31, 2006, ICON Leasing Fund Eleven, LLC (“Fund Eleven”), also an affiliate of the Manager, made a capital contribution of $1,840,866 to Global Crossing II. The contribution changed the ownership interests for the LLC, Fund Ten and Fund Eleven at October 31, 2006 to 14.40%, 72.34% and 13.26%, respectively. The additional contribution was also used to purchase state-of-the-art telecommunications equipment subject to a lease with Global Crossing. The term of the lease is for 48 months beginning on November 1, 2006.

(6) Investment in Unguaranteed Residual Values

The LLC entered into an agreement with Summit Asset Management (a United Kingdom based company) to acquire a 90% interest in the unguaranteed residual values of manufacturing and technology equipment on lease to various lessees located in the United Kingdom for approximately $4,454,000 in cash. The LLC’s investment return is contingent upon the residual value of the equipment after repayment of debt. The Manager was paid an acquisition fee of approximately $1,131,000 related to this transaction.

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

(7) Notes Payable - Non-recourse

The LLC acquired three car and truck carrying vessels (the “Vessels”) on bareboat charter to Wilhelmsen Lines through September 2008 for cash and non-recourse debt (See Note 4). The non-recourse debt accrues interest at LIBOR plus 1.79% per year (6.33% per year at December 31, 2005). The notes mature in September 2008. Simultaneously with the acquisition of the vessels and the assumption of debt, the LLC entered into three identical interest rate swap contracts, each having a notional amount of $21,443,255, with Fortis Bank. The LLC entered into these agreements in order to effectively fix the variable interest rate on the non-recourse debt. The interest rate swap contracts have a fixed interest rate of 4.85% per year. The lender has a security interest in the Vessels and an assignment of the rental payments under the lease.

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

$ 110,689,374

(8) Note Payable - Recourse

On August 31, 2005, the LLC, together with certain of its affiliates (entities sponsored and organized by the Manager), Fund Eight B, Fund Ten and Fund Eleven (collectively, the “Borrowers”) entered into a Commercial Loan Agreement (the “Agreement”), with California Bank & Trust (the “Lender”). The Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the “Facility”) which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest. The interest rate on any advances made under the Facility is the Lender’s prime rate plus 0.25% per year. In accordance with the Agreement, the Borrowers may elect to have up to five separate advances under the Facility each made at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market, plus 2.75% per year. The Facility expires on August 31, 2007 unless renewed by the Borrowers for an additional one year term, in the sole discretion of the Lender. The LLC paid a loan origination fee of $39,535 which is being amortized over the term of the Facility and is included in other assets in the accompanying balance sheet.

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

ICON Income Fund Nine, LLC (A Delaware limited Liability Company) Notes To Consolidated Financial Statements December 31, 2005, 2004 and 2003

(8) Note Payable - Recourse - continued

In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the “Contribution Agreement”), pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the Agreement, as applied to such Borrower and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower.

Under the terms of the Agreement, the Borrowers are required to maintain a cash reserve with the Lender representing 20% of all outstanding advances plus all pending advances. Fund Eleven has established an interest bearing cash account with the Lender totaling $907,000 at December 31, 2005, which satisfies the Lender’s cash reserve requirement.

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

Aggregate borrowings by all Borrowers under the Facility amounted to $4,535,000 at December 31, 2005, which represented the LLC’s borrowings at December 31, 2005. During May 2006 all advances under the facility were repaid.

(9) Transactions with Related Parties

The LLC has entered into certain agreements with its Manager and ICON Securities Corp., a wholly-owned subsidiary of the Manager, whereby the LLC pays certain fees and reimbursements to these parties. ICON Securities Corp. was entitled to receive a 2% underwriting fee from the gross proceeds from sales of shares to the additional members.

In accordance with the terms of these agreements, the LLC pays or paid the Manager (i) management fees ranging from 1% to 7% based on a percentage of the rentals recognized either directly by the LLC or through its joint ventures, (ii) acquisition fees, through the reinvestment period, of 3% calculated based on the gross value of the LLC’s acquisition transactions and (iii) organization and offering expenses, ranging from 1.5% to 3.5%, from the gross proceeds from the sale of shares to additional members, as defined in the agreement. In addition, the Manager is reimbursed for administrative expenses incurred in connection with the LLC’s operations.

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

Management fees relate to certain services relating to the management of the LLC’s equipment leasing activities performed by the Manager. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses. Administrative expense reimbursements are costs incurred by the Manager and are necessary to the LLC’s operations.  These costs include the Manager’s legal, accounting, investor relations and operations personnel, as well as professional fees and other costs that are charged to the LLC based upon the percentage of time such personnel dedicate to the LLC.  Excluded are salaries and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the Manager.

The Manager also has a 1% interest in the LLC’s profits, losses and distributions. The LLC paid distributions to the Manager of $89,294, $89,744 and $80,356 for the years ended December 31, 2005, 2004 and 2003, respectively. Additionally, the Manager’s interest in the LLC’s net loss was $27,771, $178 and $7,938 for the years ended December 31, 2005, 2004 and 2003, respectively.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the years ended December 31, 2005, 2004 and 2003, were as follows:

Entity	Capacity	Compensation	2005	2004	2003
ICON Capital Corp.	Manager	Organization and
		offering expenses (1)	$-	$-	$626,083
ICON Securities Corp.	Managing broker-dealer	Underwriting fees (1)	$-	$-	$834,777
ICON Capital Corp.	Manager	Acquisition fees (2)	$-	$51,632	$1,776,676
ICON Capital Corp.	Manager	Management fees (3)	$2,131,445	$2,109,282	$1,897,722
ICON Capital Corp.	Manager	Administrative fees (3)	$647,534	$1,139,479	$834,089

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

(9) Transactions with Related Parties - continued

$66,000, approximately $17,000 in management fees and $25,000 for legal fees paid on the LLC’s behalf in connection with the lease extensions and refinancings discussed above. Approximately $88,000 is due to Fund Eight B for distributions and rental payments received on its behalf.

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

(10) Fair Value of Financial Instruments

Fair value information with respect to the LLC's leased assets and liabilities is not separately provided since (i) Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Values of Financial Instruments,” does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of recourse notes payable approximates fair value due to their short-term maturities and variable interest rates. The fair value of the LLC’s non-recourse debt, estimated based upon the interest rate available from the LLC’s recourse lender at December 31, 2005, 2004 and 2003 are approximately $83,829,000, $100,780,000 and $113,179,000, respectively.

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

ICON Income Fund Nine, LLC (A Delaware limited Liability Company) Notes To Consolidated Financial Statements December 31, 2005, 2004 and 2003

(12) Other Comprehensive Income (Loss)

For the years ended December 31, 2005, 2004 and 2003, other comprehensive loss consists of the following:
	2005	2004	2003
Net loss	$(2,777,128)	$(17,768)	$(793,837)

Other comprehensive income:
Foreign currency translation adjustment	45,185	-	-

Comprehensive loss	$(2,731,943)	$(17,768)	$(793,837)

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

On February 23, 2005, L.P. Seven assigned to the LLC 3.02% of its rights to the profits, losses, and cash flows from its limited partnership interest in an entity that owns a 100% interest in a mobile offshore drilling rig. L.P. Seven assigned the rights to the LLC as repayment of its $755,000 outstanding debt obligation pursuant a contribution agreement that the LLC entered into with some of its affiliates in connection with the line of credit agreement the LLC had with Comerica Bank. This assignment increased the LLC’s rights to the profits, losses, and cash flows from L.P. Seven’s limited partnership interest from 2.60%, which were assigned to the LLC in November 2004, to 5.62%. The repayment amount represented the Manager’s estimated fair value of L.P. Seven's interest in the mobile offshore drilling rig at February 23, 2005. The fair value of the mobile offshore drilling rig was determined using an independent third party appraisal and cash flow analysis.

On November 24, 2004, L.P. Seven assigned to the LLC 2.60% of its rights to the profits, losses, and cash flows from its limited partnership interest in an entity that owns a 100% interest in a mobile offshore drilling rig that is subject to lease with Rowan Companies, Inc. L.P. Seven assigned the rights to the LLC as repayment of its $650,000 outstanding debt obligation pursuant a contribution agreement that the LLC entered into with some of its affiliates in connection with the line of credit agreement the LLC had with Comerica Bank. The repayment amount represented the Manager’s estimated fair value of L.P. Seven's interest in the mobile offshore drilling rig at November 24, 2004. The fair value of the mobile offshore drilling rig was determined using an independent third party appraisal and cash flow analysis.

At September 30, 2006, the LLC received approximately $253,000 in cash distributions, from its limited partnership interest.

ICON Income Fund Nine, LLC (A Delaware limited Liability Company) Notes To Consolidated Financial Statements December 31, 2005, 2004 and 2003

(14) Income Taxes (Unaudited)

The LLC is treated as a partnership for Federal income tax purposes and as such no provision for income taxes has been recorded by the LLC since the liability for such taxes is the responsibility of each of the individual member rather than the LLC. The LLC’s income tax returns are subject to examination by the Federal and state taxing authorities, and changes, if any could adjust the individual income taxes of the members.

At December 31, 2005, 2004 and 2003, the members’ capital accounts included in the consolidated financial statements totaled $52,543,253, $64,455,803 and $73,842,948, respectively. The members’ capital for Federal income tax purposes at December 31, 2005, 2004 and 2003 totaled $71,837,442, $87,008,303 and $86,910,435 (unaudited), respectively. The difference arises primarily from sales and offering expense reported as a reduction in the additional members’ capital accounts for financial reporting purposes but not for Federal income tax reporting purposes and differences in depreciation and amortization between financial reporting purposes and Federal income tax purposes.

The following table reconciles net loss for consolidated financial statement reporting purposes to the loss for Federal income tax purposes as follows:

	Years Ended December 31,
	2005	2004	2003
Net loss per consolidated financial statements	$(2,777,128)	$(17,768)	$(793,837)

Direct finance leases	6,034,568	4,994,525	1,646,099
Depreciation expense	1,207,259	1,466,952	5,047,682
Interest expense - consolidating joint venture	(5,298,044)	3,200,132	3,498,228
Loss on sale of equipment	-	9,829	27,121
Rent - consolidating joint venture	4,962,772	(8,367,308)	(8,316,900)
Tax gain from joint venture	997,361	(612,505)	(3,031,139)
Change in valuation of interest swap contracts	(451,962)	(743,044)	(313,261)
Other	(1,161,517)	(105,203)	638,467

Net income (loss) for Federal income tax purposes	$3,513,309	$(174,390)	$(1,597,540)

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

ICON Income Fund Nine, LLC (A Delaware limited Liability Company) Notes To Consolidated Financial Statements December 31, 2005, 2004 and 2003

(16) Geographic Information

Geographic information for revenue, based on the country of origin, and long-lived assets, which include finance leases, operating leases, net of accumulated depreciation, investments in joint ventures and investments in unguaranteed residual values at December 31, 2005, 2004 and 2003 and for the years then ended are as follows:

	Year Ended December 31, 2005
	United	United		South
	States	Kingdom	Norway	East Asia	Total
Revenue:
Rental income	$8,642,014	$-	$11,862,855	$8,312,064	$28,816,933
Finance income	1,001,015	-	-	317,840	1,318,855
Income from investments in joint ventures	(106,593)	-	-	452,254	345,661

	$9,536,436	$-	$11,862,855	$9,082,158	$30,481,449

	At December 31, 2005
	United	United		South
	States	Kingdom	Norway	East Asia	Total
Long-lived assets:
Investments in finance leases:
Minimum rents receivable	$9,904,586	$-	$-	$1,990,536	$11,895,122
Estimated unguaranteed residual values	1,302,239	-	-	451,572	1,753,811
Initial direct costs, net	96,205	-	-	28,079	124,284
Unearned income	(1,010,270)	-	-	(246,001)	(1,256,271)

	$10,292,760	$-	$-	$2,224,186	$12,516,946

Investments in operating leases, net	$22,981,533	$-	$47,221,733	$54,643,863	$124,847,129
Investments in joint ventures	$1,137,485	$-	$-	$4,335,685	$5,473,170
Investments in unguaranteed residual values	$-	$3,339,010	$-	$-	$3,339,010

ICON Income Fund Nine, LLC (A Delaware limited Liability Company) Notes To Consolidated Financial Statements December 31, 2005, 2004 and 2003

(16) Geographic Information - continued

	Year Ended December 31, 2004
	United	United		South
	States	Kingdom	Norway	East Asia	Total
Revenue:
Rental income	$10,466,551	$-	$12,277,792	$8,367,307	$31,111,650
Finance income	1,229,552	-	-	427,408	1,656,960
Income from investments in joint ventures	112,003	-	-	313,063	425,066

	$11,808,106	$-	$12,277,792	$9,107,778	$33,193,676

	At December 31, 2004
	United	United		South
	States	Kingdom	Norway	East Asia	Total
Long-lived assets:
Investments in finance leases:
Minimum rents receivable	$15,808,029	$-	$-	$3,317,568	$19,125,597
Estimated unguaranteed residual values	1,302,239	-	-	451,572	1,753,811
Initial direct costs, net	186,120	-	-	64,355	250,475
Unearned income	(2,011,284)	-	-	(563,841)	(2,575,125)

	$15,285,104	$-	$-	$3,269,654	$18,554,758

Investments in operating leases, net	$33,830,945	$-	$55,968,081	$59,430,220	$149,229,246
Investments in joint ventures	$1,886,908	$-	$-	$3,883,433	$5,770,341
Investments in unguaranteed residual values	$-	$4,440,907	$-	$-	$4,440,907

ICON Income Fund Nine, LLC (A Delaware limited Liability Company) Notes To Consolidated Financial Statements December 31, 2005, 2004 and 2003

(17) Selected Quarterly Financial Data (Unaudited)

The following table is a summary of selected financial data, by quarter, for the years ended December 31, 2005, 2004 and 2003:

	Quarters Ended in 2005
	March 31,	June 30,	September 30,	December 31,
Revenue	$7,742,669	$7,639,457	$7,594,030	$7,373,311
Net income (loss) allocable to additional members	$323,836	$(382,231)	$292,624	$(2,983,586)
Net income (loss) per weighted average
additional member shares	$3.29	$(3.89)	$2.98	$(30.37)

	Quarters Ended in 2004
	March 31,	June 30,	September 30,	December 31,
Revenue	$8,963,531	$9,080,922	$7,676,185	$7,519,678
Net income (loss) allocable to additional members	$89,670	$153,512	$(440,576)	$179,804
Net (loss) income per weighted average
additional member shares	$0.91	$1.55	$(4.48)	$1.84

	Quarters Ended in 2003
	March 31,	June 30,	September 30,	December 31,
Revenue	$8,748,027	$8,746,486	$8,950,551	$8,536,992
Net (loss) income allocable to additional members	$(594,185)	$(363,342)	$(152,471)	$324,099
Net (loss) income per weighted average
additional member shares	$(8.76)	$(3.76)	$(1.54)	$5.41

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

Our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Chief Executive Officer and its Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. As part of their evaluation, they reviewed the circumstances surrounding the delay in filing the 2004 10-K and the restatement of our previously issued financial statements for the years ended December 31, 2002 and 2003. As we previously reported in our Current Report on Form 8-K dated May 18, 2006, we delayed the filing of the 2004 10-K, this Annual Report on Form 10-K for the year ended December 31, 2005, and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005, September 30, 2005 and March 31, 2006 pending completion by our accountants, Hays & Company LLP, of the re-audit of our 2002 financial statements that were previously audited by our prior accountants. After the completion of the re-audit of our 2002 financial statements, we filed our 2004 10-K on July 19, 2006. On November 13, 2006, we filed our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. We are now endeavoring to file the rest of our outstanding quarterly reports as soon as practicable.

While evaluating our Manager's disclosure controls and procedures, our Manager recognized that greater internal controls were needed to aid in a more thorough review and efficient closing of our financial statements, thereby requiring our Manager to hire additional skilled accounting staff to support the senior vice president of accounting hired by our Manager at the end of the third quarter of 2004. Accordingly, our Manager hired two additional accounting staff members during 2005 that are certified public accountants and experienced with public reporting entities. Subsequently, in 2006, our Manager hired an additional accounting staff member who is a certified public accountant and is experienced with public reporting entities as well.

In our Manager’s continuing evaluation of its disclosure controls and procedures to determine their adequacy and effectiveness, our Manager’s Chief Executive Officer and Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were not effective as of December 31, 2005 to ensure that the correct accounting treatment for certain transactions disclosed in the 2004 10-K which transactions were required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our Manager's Chief Executive Officer and Principal Financial and Accounting Officer expect to remediate the weakness in disclosure controls and procedures that has to date prevented the outstanding quarterly reports from being timely filed upon the filing of such quarterly reports, which is expected in the first quarter of 2007.

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

See index to financial statements included as Item 8 to the Original Filing.

2. Financial Statement Schedules

Financial Statement Schedule II - Valuation and Qualifying Accounts is filed with the Original Filing. All other schedules, other than those listed above, have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

3. Exhibits:

10.1
Commercial Loan Agreement, by and between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC; ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC, dated August 31, 2005 (incorporated herein by reference to Exhibit 10.1 to ICON Income Fund Eight B’s Current Report on Form 8-K, dated August 31, 2005).

31.1 Rule 13a-14(a)/15d-14(a) certifications.

31.2 Rule 13a-14(a)/15d-14(a) certifications.

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c) Financial Statements of ICON Aircraft 126 LLC

ICON Aircraft 126 LLC
(A Delaware Limited Liability LLC)

Consolidated Financial Statements

December 31, 2005, 2004 and 2003

(With Independent Auditor’s Report Thereon)

ICON Aircraft 126 LLC

Table of Contents

Independent Auditor’s Report.	1

Consolidated Balance Sheets at December 31, 2005 and 2004 .	2

Consolidated Statements of Income and Changes in Members’ Equity
For The Years Ended December 31, 2005, 2004 and 2003 .	3

Consolidated Statements of Cash Flows For The Years Ended
December 31, 2005, 2004 and 2003 .	4

Notes to Consolidated Financial Statements .	5-10

INDEPENDENT AUDITOR’S REPORT

The Members
ICON Aircraft 126 LLC

We have audited the consolidated balance sheets of ICON Aircraft 126 LLC and subsidiary as of December 31, 2005 and 2004 and the related consolidated statements of income and changes in members’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financials statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects the consolidated financial position of ICON Aircraft 126 LLC as of December 31, 2005 and 2004, and the results of their consolidated operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the consolidated balance sheet as of December 31, 2004 and the consolidated statements of income and changes in members’ equity, and cash flows for the years ended December 31, 2004 and 2003, have been restated.

/s/ Hays & Company LLP

January 9, 2007
New York, New York

ICON Aircraft 126, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets
December 31,

ASSETS

	2005	2004 (Restated)
Investment in operating lease:
Equipment, at cost	$77,523,584	$77,523,584
Accumulated depreciation	(16,441,487)	(12,116,200)

Net investment in operating lease	61,082,097	65,407,384

Other assets, net	1,836,631	1,310,672

Total assets	$62,918,728	$66,718,056

LIABILITIES AND MEMBERS' EQUITY

Notes payable - non-recourse	$53,874,160	$58,587,566
Accrued expenses and other liabilities	221,410	103,174

Total liabilities	54,095,570	58,690,740

Commitments and contingencies

Members' equity	8,823,158	8,027,316

Total liabilities and members' equity	$62,918,728	$66,718,056

See accompanying notes to consolidated financial statements

ICON Aircraft 126, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Income and Changes in Members' Equity
Years Ended December 31,

	2005	2004 (Restated)	2003 (Restated)
Revenue:
Rental income	$8,190,414	$8,190,414	$8,190,414
Interest income	40,920	50,282	15,842

Total revenue	8,231,334	8,240,696	8,206,256

Expenses:
Depreciation and amortization	4,381,687	4,381,687	4,381,687
Interest	3,053,805	3,332,187	3,551,831

Total expenses	7,435,492	7,713,874	7,933,518

Net income	795,842	526,822	272,738

Members' equity, beginning of year	8,027,316	7,500,494	6,734,256

Prior period adjustment	-	-	493,500

Members' equity, end of year	$8,823,158	$8,027,316	$7,500,494

See accompanying notes to consolidated financial statements

ICON Aircraft 126, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
Years Ended December 31,

	2005	2004 (Restated)	2003 (Restated)
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net income	$795,842	$526,822	$272,738
Adjustments to reconcile net income to net cash
provided by operating activities:
Interest income on maintence reserve	(40,920)	(50,282)	(15,842)
Rental income paid directly to lenders by lessees	(8,190,414)	(8,190,414)	(8,190,414)
Depreciation and amortization	4,381,687	4,381,687	4,381,687
Interest expense on non-recourse financing paid
directly to lenders by lessees	3,085,157	3,344,752	3,562,055
Change in operating liabilities:
Accrued expenses and other liabilities	(31,352)	(12,565)	(10,224)

Net cash provided by operating activities	-	-	-

Net increase in cash	-	-	-
Cash, beginning of the year	-	-	-

Cash, end of the year	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid directly to lenders by lessees	$7,798,560	$7,798,560	$7,798,560

See accompanying notes to consolidated financial statements

ICON Aircraft 126 LLC (A Delaware limited Liability Company) Notes To Consolidated Financial Statements December 31, 2005, 2004 and 2003

(1) Restatement of Consolidated Financial Statements

During the preparation of the consolidated financial statements of ICON Aircraft 126 LLC (the “LLC”) for the year ended December 31, 2005 it was determined that the LLC did not properly account for rental income since the LLC acquired a lease during March 2002. Additionally, during the review process it was determined that the LLC was not recording interest income earned on the LLC’s maintenance reserve cash account. Corrections made by the LLC to properly record these transactions are summarized as follows: (i) to record the rental income, from inception of the lease, on the straight line basis in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases” and (ii) to properly record interest income earned, from inception of the lease, on a maintenance reserve cash account. Corrections of the errors were made to properly account for the recording of these transactions. By correcting these errors the LLC has restated its members’ equity at January 1, 2003. These corrections increased members’ equity by $493,500. The accompanying consolidated financial statements reflect the proper accounting treatment for these transactions.

The following tables show the impact of the restatement on the relevant captions from the LLC’s consolidated financial statements at December 31, 2004 and for the years ended December 31, 2004 and 2003. These tables contain only the corrected balances and do not represent the complete consolidated balance sheets at December 31, 2004 nor consolidated statement of income for the years ended December 31, 2004 and 2003.

Changes to the consolidated balance sheet at December 31, 2004:

	Previously
	Reported	Adjustments	Restated
Other assets, net	$1,244,550	$66,122	$1,310,672
Total assets	$66,651,934	$66,122	$66,718,056

Members' equity	$7,766,862	$260,454	$8,027,316
Total liabilities and members' equity	$66,651,934	$66,122	$66,718,056

Changes to the consolidated statement of income for the year ended December 31, 2004:

	Previously
	Reported	Adjustments	Restated
Rental income	$8,340,000	$(149,586)	$8,190,414
Interest income	$-	$50,282	$50,282
Total revenue	$8,340,000	$(99,304)	$8,240,696
Net income	$626,126	$(99,304)	$526,822

Members' equity, beginning of year	$7,140,736	$359,758	$7,500,494
Members' equity, end of year	$7,766,862	$260,454	$8,027,316

ICON Aircraft 126 LLC (A Delaware limited Liability Company) Notes To Consolidated Financial Statements December 31, 2005, 2004 and 2003

(1) Restatement of Consolidated Financial Statements - continued

Changes to the consolidated statement of income for the year ended December 31, 2003:

	Previously
	Reported	Adjustments	Restated
Rental income	$8,340,000	$(149,586)	$8,190,414
Interest income	$-	$15,842	$15,842
Total revenue	$8,340,000	$(133,744)	$8,206,256
Net income	$406,482	$(133,744)	$272,738

Members' equity, beginning of year	$6,734,256	$493,500	$7,227,756
Members' equity, end of year	$7,140,739	$359,755	$7,500,494

(2) Organization

The LLC was formed on February 15, 2002 as a Delaware limited liability company. The LLC is a joint venture between two affiliated entities, ICON Income Fund Eight B L.P. (“Fund Eight B”) and ICON Income Fund Nine LLC (“Fund Nine”). Fund Eight B and Fund Nine each have a 50% ownership interest in the LLC’s profits, losses, cash distributions and distribution proceeds.

On March 4, 2002, the LLC acquired all of the outstanding shares of Delta Aircraft Leasing Limited ("D.A.L."), a Cayman Islands registered company, for approximately $75,288,000, which was comprised of approximately $4,250,000 of cash and the assumption of approximately $70,277,000 of non-recourse debt. D.A.L owns, through an Owner Trust, an Airbus A340-313X aircraft which is on lease to Cathay Pacific Airways Limited (“Cathay”).

The General Partner/Manager of the both the LLC’s members is ICON Capital Corp. (the “Manager”), a Connecticut corporation. The Manager indirectly manages and controls the business affairs of the LLC's assets under the terms of separate management agreements with Fund Eight B and Fund Nine. The LLC paid the Manager approximately $2,236,000 in acquisition fees in connection with the acquisition of the D.A.L. shares.

(3) Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the LLC and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

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

(3) Summary of Significant Accounting Policies - continued

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

For finance leases, the LLC records, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual value minus the cost of the leased equipment. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

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

ICON Aircraft 126 LLC (A Delaware limited Liability Company) Notes To Consolidated Financial Statements December 31, 2005, 2004 and 2003

(3) Summary of Significant Accounting Policies - continued

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Values of Financial Instruments," requires disclosures about the fair value of financial instruments, except for lease related assets and liabilities. Separate disclosure of fair value information at December 31, 2005 and 2004 with respect to the LLC's assets and liabilities is not separately provided since (i) SFAS No. 107 does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of other liabilities approximates market value. The estimated fair value of the LLC’s non-recourse notes payable at December 31, 2005 is approximately the same as the book value due to the remaining short-term of this obligation.

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

Recent Accounting Pronouncements

On June 1, 2005, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154 “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The LLC does not expect the adoption of SFAS 154 to have an impact on its consolidated financial position or results of operations.

In April 2006, the FASB issued SFAS No. 155, “Accounting for Certain Financial Instruments” (“SFAS 155”), amendment to SFAS 133 and SFAS 140. SFAS 155 addresses what had been characterized as a temporary exemption from the application of the bifurcation requirements of SFAS 133 to beneficial interests in securitized financial assets. The adoption of SFAS 155 did not have any impact on the LLC’s results of operations or financial condition.

In September 2006, the FASB issued Statement of SFAS No. 157 “Accounting for Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative generally accepted accounting principal pronouncements to be measured at fair value. In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement No. 7 regarding the use of present value techniques in measuring fair value. SFAS 157 is effective for financial statements with fiscal years beginning after November 15, 2007. The Manager is currently evaluating the impact of this pronouncement but does not currently believe it will have a material impact on the financial statements.

ICON Aircraft 126 LLC (A Delaware limited Liability Company) Notes To Consolidated Financial Statements December 31, 2005, 2004 and 2003

(3) Summary of Significant Accounting Policies - continued

The Manager does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

(4) Investment in Operating Lease

The LLC’s sole investment at both December 31, 2005 and 2004 is an Airbus A340-313X aircraft on lease to Cathay through March 2006. The lease with Cathay was subsequently extended until July 1, 2011.

The Owner Trustee has a commitment in regards to its Cathay aircraft to pay 50% of the maintenance overhaul costs, which were incurred on or prior to March 27, 2006. The Owner Trustee has established a maintenance reserve cash account to pay for its portion of these costs, which has been funded in accordance with the terms of the lease. Any excess cash remaining after the maintenance over haul is performed will be used to pay down the principal balance of the related non-recourse debt. At December 31, 2005, the maintenance reserve was approximately $1,273,000 and is included in other assets in the accompanying consolidated balance sheet.

During September 30, 2006, approximately $1,150,000 was paid for the maintenance costs. The excess cash remaining of approximately $228,000 (which includes interest accreted in the amount of approximately $27,000 through September 30, 2006), will be used to pay down the principal balance of the related non-recourse debt.

Non-cancelable minimum annual rentals relating to the Cathay lease, including the lease extension are as follows:

Years Ending
December 31,
2006	$ 6,990,000
2007	$ 6,540,000
2008	$ 6,540,000
2009	$ 6,540,000
2010	$ 5,940,000

(5) Note Payable - Non-Recourse

Simultaneously with the lease extension, the owner trustee refinanced the non-recourse debt that was scheduled to mature on March 27, 2006 with a balloon payment of approximately $52,850,000. ICON 126 had established, under the original lease, a reserve account totaling $582,509, which was used to reduce the balloon payment to $52,267,491. The refinanced non-recourse debt accrues interest at the London Interbank Offered Rate (“LIBOR”) plus 1.17% per year (5.71% per year at December 31, 2005) and matures on July 1, 2011 with a balloon payment of approximately $32,000,000. The variable interest rate of the refinanced debt was fixed at 6.104% per year under the terms of the debt agreement on September 29, 2006, effective October 3, 2006.

ICON Aircraft 126 LLC (A Delaware limited Liability Company) Notes To Consolidated Financial Statements December 31, 2005, 2004 and 2003

(5) Note Payable - Non-Recourse - continued

Principal maturities of the LLC’s refinanced non-recourse debt consist of following:

Years Ended
December 31,
2006	$ 4,354,756
2007	$ 3,559,374
2008	$ 3,810,027
2009	$ 4,044,096
2010	$ 3,684,449

(6) Residual Sharing Agreement

The LLC and ICON Aircraft 123 LLC (“Aircraft 123”), an affiliate of the LLC’s, are party to a Residual Sharing Agreement (the “Agreement”) with Airtrade Capital Corp. (“Airtrade”). Pursuant to the terms of the Agreement, once the LLC and Aircraft 123 collectively receive $8,500,000 from any sale or re-lease of either Aircraft, net of any expenses and the full satisfaction of any indebtedness associated with such aircraft, Airtrade is entitled to receive 45% of the residual proceeds. Residual proceeds include gross proceeds from: the sale, lease, renewal lease or extension or financing of the Aircraft and casualty payments less any reasonable out-of-pocket costs incurred by the LLC or Aircraft 123. At December 31, 2005, the LLC does not have any obligations under the Agreement.

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

Date: January 16, 2007

/s/ Beaufort J.B. Clarke
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: January 16, 2007

/s/ Paul B. Weiss
Paul B. Weiss
Director

Date: January 16, 2007

/s/ Thomas W. Martin
Thomas W. Martin
Chief Operating Officer and Director

Date: January 16, 2007

/s/ Michael A. Reisner
Michael A. Reisner
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to security holders. An annual report will be sent to the members and a copy will be forwarded to the Commission.