Form 10-Q
period 2006-09-30
ICON INCOME FUND NINE LLC
filed 2007-04-13
CIK 1157522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended	September 30th, 2006

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition_period_from	to

Commission_File_Number	000-50217

ICON Income Fund Nine, LLC
(Exact name of registrant as specified in its charter)

Delaware	13-4183234
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York	10011-1505
(Address of principal executive offices)	(Zip code)

(212) 418-4700
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

Number of outstanding limited liability company shares of the registrant on March 31, 2007 is 98,102.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Balance Sheets

ASSETS

	(Unaudited)
	September 30,	December 31,
	2006	2005
Cash and cash equivalents	$21,995,617	$2,237,797

Investments in finance leases:
Minimum rents receivable	76,520,293	11,895,122
Estimated unguaranteed residual values	1,503,811	1,753,811
Initial direct costs, net	37,382	124,284
Unearned income	(30,268,338)	(1,256,271)

Net investments in finance leases	47,793,148	12,516,946

Investments in operating leases:
Equipment, at cost	104,186,516	195,639,121
Accumulated depreciation	(41,003,236)	(70,791,992)

Net investments in operating leases	63,183,280	124,847,129

Investments in joint ventures	6,665,976	5,473,170
Investments in unguaranteed residual values	2,440,865	3,339,010
Interest rate swap contracts	-	720,458
Due from Manager and affiliates	100,000	136,760
Other assets, net	2,878,403	2,364,289

Total assets	$145,057,289	$151,635,559

See notes to condensed consolidated financial statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Balance Sheets

LIABILITIES AND MEMBERS' EQUITY

	(Unaudited)
	September 30,	December 31,
Liabilities:	2006	2005
Notes payable - non-recourse	$97,363,613	$93,247,942
Revolving loan facility - recourse	-	4,535,000
Accrued expenses and other liabilities	2,115,291	653,581
Deferred rental income	-	269,184
Due to Manager and affiliates	301,745	196,673
Interest rate swap contract	703,959	-
Minority interest	512,393	189,926

Total liabilities	100,997,001	99,092,306

Commitments and contingencies

Members' equity:
Manager (one share outstanding, $1,000 per share
original issue price)	(414,181)	(336,081)
Additional Members (98,122 and 98,144 shares outstanding,
$1,000 per share original issue price)	45,178,428	52,924,519
Accumulated other comprehensive income	(703,959)	(45,185)

Total members' equity	44,060,288	52,543,253

Total liabilities and members' equity	$145,057,289	$151,635,559

See notes to condensed consolidated financial statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue:
Rental income	$3,731,678	$7,205,635	$14,082,166	$21,611,294
Finance income	2,104,167	315,241	4,941,180	1,033,874
(Loss) income from investments in joint ventures	66,071	180,115	(253,467)	491,440
Net gain (loss) on sales of equipment	40,749	(133,561)	259,324	(206,208)
Interest and other income	287,189	26,600	699,071	45,756

Total revenue	6,229,854	7,594,030	19,728,274	22,976,156

Expenses:
Impairment loss	-	-	2,771,007	-
Depreciation and amortization	1,700,909	5,324,112	8,802,519	15,980,334
Interest	2,297,912	1,294,838	5,175,380	4,230,903
Management fees - Manager	510,322	522,300	1,634,888	1,541,959
Administrative expense reimbursements - Manager	166,397	96,290	415,806	584,184
General and administrative	85,229	45,013	425,716	358,244
Maintenance expense	-	-	1,300,000	-
Minority interest	108,791	15,897	322,467	43,937

Total expenses	4,869,560	7,298,450	20,847,783	22,739,561

Net income (loss)	$1,360,294	$295,580	$(1,119,509)	$236,595

Net income (loss) allocable to:
Additional Members	$1,346,691	$292,624	$(1,108,314)	$234,229
Manager	13,603	2,956	(11,195)	2,366

	$1,360,294	$295,580	$(1,119,509)	$236,595

Weighted average number of Additional Members'
shares outstanding	98,122	98,177	98,127	98,238

Net income (loss) per weighted average Additional
Members' share	$13.72	$2.98	$(11.29)	$2.38

See notes to condensed consolidated financial statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statement of Changes in Members' Equity
Nine Months Ended September 30, 2006
(Unaudited)

				Accumulated Other	Total
	Additional	Additional		Comprehensive	Members'
	Member Shares	Members	Manager	Income (Loss)	Equity
Balance, January 1, 2006	98,144	$52,924,519	$(336,081)	$(45,185)	$52,543,253

Cash distributions to members	-	(6,623,638)	(66,905)	-	(6,690,543)
Additional members' shares redeemed	(22)	(14,139)	-	-	(14,139)
Change in valuation of interest rate
swap contracts	-	-	-	(703,959)	(703,959)
Foreign currency translation adjustment	-	-	-	45,185	45,185
Net loss	-	(1,108,314)	(11,195)	-	(1,119,509)

Balance, September 30, 2006	98,122	$45,178,428	$(414,181)	$(703,959)	$44,060,288

See notes to condensed consolidated financial statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30,
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net (loss) income	$(1,119,509)	$236,595
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(11,640,140)	(20,017,587)
Finance income	(4,941,180)	(1,033,874)
Loss (income) from investments in joint ventures	253,467	(491,440)
Net loss on sales of equipment	(259,324)	206,208
Net gain on sale of interest rate contracts	(25,656)	-
Impairmant loss	2,771,007	-
Depreciation and amortization	8,802,519	15,980,334
Interest expense on non-recourse financing paid directly
to lenders by lessees	4,048,288	4,559,464
Change in fair value of interest rate swap contracts	41,114	(424,488)
Minority interest in joint ventures	322,467	43,937
Changes in operating assets and liabilities:
Collection of principal - non-financed receivables	3,102,311	3,703,791
Due to/from Manager and affiliates	141,832	161,372
Other assets, net	610,106	(285,703)
Accrued expenses and other liabilities	1,692,267	144,232
Deferred income	(370,954)	36,961

Net cash provided by operating activities	3,428,615	2,819,802

Cash flows from investing activities:
Proceeds from sales of equipment	7,585,904	310,096
Investment in operating leases	-	(574,727)
Investments in joint ventures	(2,066,011)	-
Loans and advances to affiliate	-	(1,500,000)
Distributions received from joint ventures	619,738	465,804

Net cash provided by (used in) investing activities	6,139,631	(1,298,827)

Cash flows from financing activities:
Cash distributions paid to members	(6,690,543)	(6,698,856)
Proceeds from non-recourse borrowings	28,722,634	-
Repayment of non-recourse borrowings	(6,867,630)	-
Proceeds from recourse borrowings	875,000	3,660,000
Repayment of recourse borrowings	(5,410,000)	-
Fiancing costs paid	(1,175,933)	-
Proceeds from sale of interest rate swap contracts	705,000	-
Cash paid for additional members' shares redeemed	(14,139)	(160,835)

Net cash provided by (used in) financing activities	10,144,389	(3,199,691)

Effects of exchange rates on cash and cash equivalents	45,185	-

Net increase (decrease) in cash and cash equivalents	19,757,820	(1,678,716)
Cash and cash equivalents, beginning of the period	2,237,797	3,449,768

Cash and cash equivalents, end of the period	$21,995,617	$1,771,052

See notes to condensed consolidated financial statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30,
	(Unaudited)

		2006	2005
Supplemental disclosure of cash flow information:
Cash paid during the period for interest		$476,074	$97,022

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse notes payable
paid directly to lenders by lessees		$21,915,684	$23,605,052
Reclassification of net assets from investments in operating leases
to investments in finance leases		$45,399,576	$-
Other assets acquired from affiliate in exchange
for amounts owed		$-	$755,000
Interest in finance lease acquired from affiliate in
exchange for amounts owed		$-	$745,000

See notes to condensed consolidated financial statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Condensed Consolidated Financial Statements
September 30, 2006
(Unaudited)

(1) Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements of ICON Income Fund Nine, LLC (the “LLC”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of ICON Capital Corp. (the “Manager”), all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2005. The results for the interim period are not necessarily indicative of the results for the full year.

The condensed consolidated financial statements include the accounts of the LLC and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The LLC accounts for its noncontrolling interests in joint ventures where the LLC has influence on financial and operational matters, generally greater than 5% and less than 50% interest, under the equity method of accounting. In such cases, the LLC's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. The LLC accounts for investments in joint ventures where the LLC has virtually no influence over financial and operational matters using the cost method of accounting. In such cases, the LLC's original investments are recorded at cost and distributions are recorded as revenue. All of the LLC's investments in joint ventures are subject to its impairment review policies.

In joint ventures where the LLC's interest is majority owned, the financial condition and results of operations of the joint venture are consolidated. Minority interest represents the minority owner's proportionate share of its equity in the joint venture. The minority interest is adjusted for the minority owner's share of the earnings, losses and distributions of the joint venture.

(2) Organization

The LLC was formed on July 11, 2001 as a Delaware limited liability company. The LLC is engaged in one business segment, the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. The LLC will continue until December 31, 2020, unless terminated sooner.

The Manager of the LLC is a Connecticut corporation. The Manager manages and controls the business affairs of the LLC, including, but not limited to, the equipment leases and financing transactions that the LLC enters into under the terms of the LLC’s limited liability company agreement (the “LLC Agreement”). Additionally, the Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC.

The LLC invested most of the net proceeds from its offering in items of equipment that are subject to a lease. After the net offering proceeds were invested, additional investments are made with the cash generated from the LLC’s initial investments to the extent that cash is not needed for expenses, reserves and distributions to members. The investment in additional equipment in this manner is called "reinvestment." The LLC currently anticipates purchasing equipment from time to time until approximately April 29, 2008, unless that date is extended for up to an additional three years, in the Manager’s sole discretion. After the reinvestment period, the LLC will then sell its assets in the ordinary course of business during a time frame called the "liquidation period."

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Condensed Consolidated Financial Statements
September 30, 2006
(Unaudited)

(2) Organization - continued

Members’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the additional members and 1% to the Manager until each additional member has received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital contributions account to zero and has received, in addition, other distributions and allocations which would provide an 8% per year cumulative return on their outstanding adjusted capital contribution account. After such time, distributions will be allocated 90% to the additional members and 10% to the Manager.

(3) Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the allowance for doubtful accounts, depreciation and amortization, residual values and impairments. Actual results could differ from those estimates.

(4) Investments in Finance Leases

During March 2004, the LLC acquired from Insight Investments Corporation a lease for computer equipment and corresponding parts. The lease expired on December 1, 2006. The purchase price was approximately $3,036,000, consisting of approximately $74,000 in cash and the assumption of approximately $2,962,000 of non-recourse debt. The non-recourse debt accrued interest at 4.5% per year and matured in December 2006. The lender had a security interest in the computer equipment and an assignment of the rental payments under the lease. The equipment was uninstalled during December 2006 and returned during January 2007. The associated estimated residual value was subsequently reclassified to equipment held for sale or lease as of December 31, 2006. The Manager is exploring our options with respect to re-leasing or selling this equipment. At December 31, 2006, based on recent sales estimates, the LLC recorded an impairment loss of approximately $98,000.

During March 2004, the LLC acquired from Insight Investments Corporation an additional lease for computer equipment and corresponding parts. The lease expired on December 1, 2006. The purchase price was approximately $1,751,000, consisting of approximately $43,000 in cash and the assumption of approximately $1,708,000 of non-recourse debt. The non-recourse debt accrued interest at 5.36% per year and matured in December 2006. The lender had a security interest in the computer equipment and an assignment of the rental payments under the lease. The equipment was uninstalled during December 2006 and returned during January 2007. The associated estimated residual value was subsequently reclassified to equipment held for sale or lease as of December 31, 2006. The Manager is exploring our options with respect to re-leasing or selling this equipment. At December 31, 2006, based on recent sales estimates, the LLC recorded an impairment loss of approximately $56,000.

During March 2004, the LLC acquired various pieces of computer equipment consisting of DMX hard drives, Brocade 12000 Directors with 128 usable ports and associated hardware from Insight Investments Corporation for approximately $3,392,000, consisting of approximately $83,000 in cash and the assumption of approximately $3,309,000 of non-recourse debt. The equipment was leased to an unrelated third-party lessee under a lease that was scheduled to expire in December 2007. During October 2006, the lessee purchased the leased equipment by prepaying the remaining outstanding non-recourse debt balance of approximately $1,100,000 and paying the LLC approximately $30,000. The LLC recognized a loss of approximately $87,000 on this sale.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Condensed Consolidated Financial Statements
September 30, 2006
(Unaudited)

(4) Investments in Finance Leases - continued

During May 2003, the LLC acquired lathes, presses and robotic manufacturing equipment on lease to Metaldyne Corporation through December 2009 for approximately $2,412,000 in cash. During March 2006, the equipment on lease to Metaldyne Corporation was sold for approximately $1,931,000 in cash and the LLC recognized a gain of approximately $302,000.

On April 30, 2003, the LLC acquired a Double Kraft Paper Forming Tubing Unit on lease to Wildwood Industries, Inc., through January 2007 for approximately $1,350,000 in cash. Effective February 1, 2007, the lease with Wildwood was, pursuant to the terms of the lease, extended for an additional twelve months under the same terms as the original lease .

During September 2002, the LLC acquired three car and truck carrying vessels (the “Vessels”) on bareboat charter to Wilhelmsen Lines Shipowning AS (“Wilhelmsen”) through December 22, 2008. Effective March 14, 2006, the LLC extended the terms of its bareboat charters with Wilhelmsen through December 22, 2013. The charter extension includes a provision that provides for Wilhelmsen to own the Vessels at the expiration of the charter extension for a nominal amount. Accordingly, the LLC reclassified the net book value of these charters of approximately $45,399,000 from investments in operating leases to investments in finance leases as of March 14, 2006. The non-recourse debt associated with the Vessels was refinanced on May 18, 2006 (See Note 8).

Non-cancelable minimum annual amounts due from investments in finance leases are as follows at September 30, 2006:

Years Ending
September 30,
2007	$15,968,813
2008	$12,857,554
2009	$9,307,500
2010	$9,307,500
2011	$8,322,000

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Condensed Consolidated Financial Statements
September 30, 2006
(Unaudited)

(5) Investments in Operating Leases

Investments in operating leases consist of the following at September 30, 2006 and December 31, 2005:
	(Unaudited)
	September 30,	December 31,
	2006	2005
Aircraft	$93,978,544	$93,978,544
Cargo vessels	-	75,664,671
Co-generation facility	-	15,787,934
Railcars	5,631,436	5,631,436
Material handling, telecommunication and computer equipment	4,576,536	4,576,536

	104,186,516	195,639,121
Accumulated depreciation	(41,003,236)	(70,791,992)

	$63,183,280	$124,847,129

During September 2002, the LLC and ICON Income Fund Eight B L.P. (“Fund Eight B”), an entity also managed by the Manager, formed a joint venture, ICON Aircraft 46835 LLC (“Aircraft 46835”), for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft on lease with Federal Express Corporation (“FedEx”). The lease expired on March 31, 2007. The LLC and Fund Eight B had interests in the joint venture of 85% and 15%, respectively. The Lender had a security interest in the aircraft and an assignment of the rental payments under the lease.

On September 21, 2006, FedEx provided Aircraft 46835 its irrevocable notice to purchase the aircraft. Pursuant to the lease, Aircraft 46835 had twenty days to agree with FedEx on the fair value of the aircraft. The lease further provided that if the parties did not agree within that time period, then they have ten days to appoint a mutually acceptable appraiser. If the parties could not agree on an appraiser, the lease provided that the fair value would be determined by independent appraisers, one selected by the Manager and one selected by FedEx. Moreover, the lease provided that if those appraisers could not agree on the fair value, the two appraisers would appoint a third nationally recognized independent aircraft appraiser.

Aircraft 46835 selected a nationally recognized appraiser and received an appraisal value for the aircraft of $7,300,000. In addition, the Manager commissioned an additional nationally recognized appraiser to conduct an appraisal on the aircraft who appraised the aircraft at $6,700,000.

The appraiser selected by FedEx, however, valued the aircraft at only $4,400,000, which was significantly lower than the Manager’s two appraisals and much lower than all publicly available published values for this type of aircraft.

When the appraisers chosen by the Manager and FedEx could not agree on the fair value, they selected a third appraiser. Although FedEx did not initially agree to this appraiser, it ultimately did so, but only after substantial delay. In February 2007, FedEx finally agreed to allow the process to proceed with the third appraiser and on February 23, 2007, the third appraiser was retained by the parties.

On March 2, 2007, Aircraft 46835 was notified that the third appraiser valued the aircraft at what the Manager believes is an exceedingly low appraisal valuing the aircraft at $4,120,000. Pursuant to a formula in the lease, the two appraisals that are closest in value are to be averaged, which resulted in a sales price for the aircraft of $4,260,000, resulting in a loss on the sale of the aircraft of approximately $640,000, which will be recorded by Aircraft 46835 during the first quarter of 2007.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Condensed Consolidated Financial Statements
September 30, 2006
(Unaudited)

(5) Investments in Operating Leases - continued

The Manager has serious concerns about the propriety of the appraisal process and has advised FedEx that it believes that FedEx improperly interfered with the process and thereby negatively impacted the appraised price of the aircraft. The Manager is thoroughly reviewing the facts with its outside legal counsel. On March 30, 2007, Aircraft 46835 sold the aircraft to FedEx for $4,260,000. The final lease payment was paid to the lender, satisfying all remaining debt obligations.

The Manager concluded, based upon an independent third party appraisal obtained in December, 2006, that no impairments were required on the aircraft at December 31, 2006.

On April 20, 2006, ICON/Kenilworth LLC, a wholly owned subsidiary, sold its sole asset, a natural gas-fired 25MW co-generation facility to a third party for approximately $4,800,000 in cash. The LLC recognized a loss on the sale of the co-generation facility of approximately $2,770,000, which was recorded as an impairment loss at the end of March 2006. The Manager determined that it was in the best interest of ICON/Kenilworth LLC to sell the co-generation facility for the cash received. The decision to sell the asset was based on the outlook of pricing in the natural gas industry.

During December 2002, the LLC acquired, through its wholly owned subsidiary ICON Aircraft 128 LLC (“ICON 128”), a 100% interest in an Airbus A340-313X aircraft (the “Aircraft”) on lease to Cathay Pacific Airways Limited (“Cathay”) for approximately $4,278,000 in cash and the assumption of approximately $64,791,000 of non-recourse debt. Effective June 7, 2006, the LLC entered into a lease extension with Cathay through December 1, 2011. In connection with the lease extension the LLC refinanced the related non-recourse debt (See Note 8). ICON 128 is also subject to a residual sharing agreement with respect to the Aircraft (See Note 12).

During December 2004, the LLC acquired four Noritsu QSS 3011 digital mini-labs on lease to Rite Aid Corporation through November 2008 for approximately $399,000 in cash. The Manager was paid acquisition fees of approximately $12,000 relating to this transaction. At December 31, 2006, the Manager determined, based upon an independent third party appraisal, to record an impairment of approximately $80,000 to more closely approximate the adjusted book value to the current fair value of the equipment.

Non-cancelable minimum annual rental amounts receivable from operating leases, including recent lease extensions, are as follows at September 30, 2006:

Years Ending
September 30,
2007	$10,992,936
2008	$7,019,307
2009	$6,852,665
2010	$6,685,416
2011	$6,373,848

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Condensed Consolidated Financial Statements
September 30, 2006
(Unaudited)

(6) Joint Ventures

The joint ventures described below are minority owned, and are not consolidated by the LLC.

ICON Aircraft 47820 LLC

During February 2003, the LLC and Fund Eight B, formed a joint venture, ICON Aircraft 47820 LLC (“Aircraft 47820”), for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft and two spare engines (the “Aircraft and engines”) on lease to FedEx. The lease expired on March 31, 2007. The LLC and Fund Eight B had interests of 10% and 90%, respectively. The Lender had a security interest in the Aircraft and engines and an assignment of the rental payments under the lease.

On September 21, 2006, FedEx provided Aircraft 47820 its irrevocable notice to purchase the Aircraft and engines. Pursuant to the lease, Aircraft 47820 had twenty days to agree with FedEx on the fair value of the Aircraft and engines. The lease further provided that if the parties did not agree within that time period, then they have ten days to appoint a mutually acceptable appraiser. If the parties could not agree on an appraiser, the lease provided that the fair value would be determined by independent appraisers, one selected by the Manager and one selected by FedEx. Moreover, the lease provided that if those appraisers could not agree on the fair value, the two appraisers would appoint a third nationally recognized independent aircraft appraiser.

Aircraft 47820 selected a nationally recognized appraiser and received an appraisal value for the Aircraft and engines of $10,460,000. In addition, the Manager commissioned an additional nationally recognized appraiser to conduct an appraisal on the Aircraft and engines who appraised the Aircraft and engines at $7,820,000.

The appraiser selected by FedEx, however, valued the Aircraft and engines at only $5,500,000, which was significantly lower than the Manager’s two appraisals and much lower than all publicly available published values for this type of aircraft.

When the appraisers chosen by the Manager and FedEx could not agree on the fair value, they selected a third appraiser. Although FedEx did not initially agree to this appraiser, it ultimately did so, but only after substantial delay. In February 2007, FedEx finally agreed to allow the process to proceed with the third appraiser and on February 23, 2007, the third appraiser was retained by the parties.

On March 2, 2007, Aircraft 47820 was notified that the third appraiser valued the Aircraft and engines at what the Manager believes is an exceedingly low appraisal valuing the Aircraft and engines at $5,450,000. Pursuant to a formula in the lease, the two appraisals that are closest in value are to be averaged, which resulted in a sales price for the Aircraft and engines of $5,475,000, resulting in a loss on the sale of the Aircraft and engines of approximately $1,020,000, which will be recorded by Aircraft 47820 during the first quarter of 2007.

The Manager has serious concerns about the propriety of the appraisal process and has advised FedEx that it believes that FedEx improperly interfered with the process and thereby negatively impacted the appraised price of the Aircraft and engines. The Manager is thoroughly reviewing the facts with its outside legal counsel. On March 30, 2007, Aircraft 47820 sold the Aircraft and engines to FedEx for $5,475,000. The final lease payment was paid to the lender, satisfying all remaining debt obligations.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Condensed Consolidated Financial Statements
September 30, 2006
(Unaudited)

(6) Joint Ventures - continued

ICON Global Crossing II, LLC

On September 28, 2006, the LLC along with ICON Income Fund Ten, LLC (“Fund Ten”) an entity also managed by the Manager, formed ICON Global Crossing II, LLC (“ICON Global Crossing II”), with original interests of approximately 17% and 83%, respectively. The total capital contributions made to ICON Global Crossing II were approximately $12,044,000 of which the LLC’s share was approximately $2,000,000. The Manager was paid an acquisition fee totaling $60,000 relating to this transaction, which was included in other assets and will be amortized to operations over the life of the related lease with Global Crossing Telecommunications, Inc. and Global Crossing North American Networks, Inc. (collectively the “Global Crossing Group”).

On September 28, 2006, ICON Global Crossing II purchased state-of-the-art telecommunications equipment for approximately $12,044,000. This equipment is subject to a 48 month lease with the Global Crossing Group that commenced on November 1, 2006.

On October 31, 2006, ICON Leasing Fund Eleven, LLC (“Fund Eleven”), an entity also managed by the Manager, made a capital contribution of approximately $1,841,000 to ICON Global Crossing II. The contribution changed the interests for the LLC, Fund Ten and Fund Eleven at October 31, 2006 to 14.4%, 72.3% and 13.3%, respectively. The additional contribution was used to purchase state-of-the-art telecommunications equipment subject to a 48 month lease with the Global Crossing Group that commenced on November 1, 2006.

ICON GeicJV

On March 31, 2004, the LLC along with Fund Ten, formed a joint venture, ICON GeicJV, for the purpose of purchasing information technology equipment subject to a lease with Government Employees Insurance Company (“GEICO”) until March 31, 2007. The LLC and Fund Ten have interests of 26% and 74%, respectively. On April 30, 2004, ICON GeicJV acquired the information technology equipment subject to the lease for a total cost of approximately $5,853,000 in cash. The Manager has been notified that GEICO will return the equipment following the expiration of the lease.

ICON Aircraft 126 LLC

During February 2002, the LLC and Fund Eight B L.P. , formed ICON Aircraft 126 LLC ("ICON 126") for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited ("D.A.L."), a Cayman Islands registered company, which owns, through an owner trust, an Airbus A340-313X aircraft which is on lease to Cathay. The lease was initially scheduled to expire in March 2006, but has been extended until July 1, 2011. The LLC and Fund Eight B each have ownership interests of 50% in ICON 126. ICON 126 consolidates the financial position and operations of D.A.L. in its consolidated financial statements.

Simultaneously with the lease extension, ICON 126, through the owner trustee, refinanced the non-recourse debt associated with the aircraft. The refinancing was done due to the fact that the original non-recourse debt of approximately $52,850,000 was due to be repaid on March 27, 2006. ICON 126 established, under the original lease, a reserve account totaling approximately $582,500, which was used to reduce the balloon payment to approximately $52,267,500. The refinanced non-recouse debt, which accrues interest at the London Interbank Offered Rate (“LIBOR”) plus 1.165%, matures on July 1, 2011 and requires a balloon payment of approximately $32,000,000. The variable interest rate of the refinanced debt was fixed at 6.104% under the terms of the debt agreement, effective October 3, 2006.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Condensed Consolidated Financial Statements
September 30, 2006
(Unaudited)

(6) Joint Ventures - continued

During 2006, ICON 126 recognized a $182,020 capital contribution from both of its members, of which $50,000 was for amounts relating to the maintenance reserve account and $132,020 related to costs paid by its members relating to the refinancing of the non-recourse debt.

ICON 126 had a commitment with respect to its Cathay aircraft to pay certain of the maintenance overhaul costs, which were incurred on or prior to March 27, 2006. ICON 126 had established a maintenance account, which totaled, prior to incurring the maintenance overhaul costs, approximately $1,385,000 at September 30, 2006, to pay for these costs. This account was funded by the lessee in accordance with the terms of the lease. During September 2006, approximately $1,153,000 was paid for the maintenance overhaul costs.

In connection with the original purchase of the Cathay aircraft owned by ICON 126, the owner trustee entered into two first priority charge on cash deposit agreements pursuant to which the maintenance account for the Cathay aircraft owned by ICON 126 was cross-collateralized with the maintenance account for the Cathay aircraft owned by ICON Aircraft 123 LLC (“ICON 123”), a wholly-owned subsidiary of Fund Eight B. Under the terms of this agreement, ICON 126 was required to pay on behalf of, ICON 123, any maintenance cost shortfalls incurred by the affiliate. On January 30, 2007, ICON 126 paid approximately $143,000 in maintenance costs from the remaining balance in its maintenance account on behalf of ICON 123. The maintenance account and related security interests were then terminated. ICON 126 will be reimbursed by ICON 123 for the maintenance short fall when the aircraft is sold.

ICON 126 is a party to a residual sharing agreement (the “Airtrade Residual Sharing Agreement”) with ICON 123 and Airtrade Capital Corp. (“Airtrade”). Pursuant to the terms of the Airtrade Residual Sharing Agreement, all proceeds received in connection with the sale or lease extension of the aircraft owned by ICON 123 and ICON 126 in excess of $8,500,000 (in the aggregate) of the debt associated with each aircraft (net of expenses) will be allocated 55% to ICON 126 or ICON 123, as applicable, and 45% will be allocated to Airtrade.

Information as to the results of operations of ICON 126 for the three and nine months ended September 30, 2006 and 2005 are summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net (loss) income	$(359,503)	$208,954	$(695,421)	$654,425
LLC's share of net (loss) income	$(179,752)	$104,477	$(347,711)	$327,213

(7) Investment in Unguaranteed Residual Values

The LLC entered into an agreement with Summit Asset Management (a United Kingdom based company) to acquire a 90% interest in the unguaranteed residual values of manufacturing and technology equipment on lease to various lessees located in the United Kingdom for approximately $4,454,000 in cash. The LLC’s investment return is contingent upon the residual value of the equipment after repayment of the debt.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Condensed Consolidated Financial Statements
September 30, 2006
(Unaudited)

(7) Investment in Unguaranteed Residual Values - continued

For the three and nine months ended September 30, 2006, the LLC received approximately $441,000 and $855,000, respectively, in proceeds from the sale of unguaranteed residual values and recognized a gain (loss) of approximately $41,000 and $(43,000), respectively. For the three and nine months ended September 30, 2005, the LLC received approximately $105,000 and $310,000, respectively, in proceeds from the sale of unguaranteed residual values and recognized a loss of approximately $225,000 and $206,000, respectively.

(8) Notes Payable - Non-Recourse

The LLC acquired the Vessels on bareboat charter to Wilhelmsen through December 2008 for cash and non-recourse debt (See Note 4). On May 18, 2006, in connection with the charter extension through December 22, 2013, the LLC refinanced the non-recourse debt related to the Vessels and borrowed approximately an additional $22,043,000. The principal amount of the refinanced non-recourse debt is $51,000,000, matures on December 22, 2013 and accrues interest at LIBOR plus 1.50% per year. The refinanced non-recourse debt requires quarterly payments ranging from $450,000 to $800,000. The lender has a security interest in the Vessels and an assignment of the rental payments under the charter. The LLC paid approximately $630,000 in costs associated with the non-recourse debt refinancing, which were capitalized to other assets and will be amortized to operations over the term of the non-recourse debt. The LLC expensed approximately $417,000 of loan origination costs associated with the original non-recourse debt to interest expense.

Simultaneously with the execution of the refinanced non-recourse debt, the LLC entered into three interest rate swap contracts with Fortis Bank NV/SA, New York Branch in the aggregate amount of $51,000,000 in order to fix the variable interest rate on the non-recourse debt and minimize the LLC’s risk of interest rate fluctuation. The interest rate swap contracts fixed the interest rate at 7.02% per year. The LLC accounts for its interest rate swap contracts in accordance with Statement Financial Accounting Standards No. 133 (“SFAS 133”), as amended, and recorded the interest rate swap contracts at their estimated fair values, and recognizes the periodic change in their fair values as other comprehensive income. At September 30, 2006, the value of the interest rate swap contract was a liability of $703,959.

During September 2002, the LLC had entered into three interest rate swap contacts associated with the original non-recourse debt assumed by the LLC as part of the acquisition of the Vessels. The LLC entered into these agreements in order to effectively fix the variable interest rate on the non-recourse debt. The interest rate swap contracts had a fixed interest rate of 4.67% per year. . On May 22, 2006, the LLC terminated the initial interest rate swap contracts in connection with the non-recourse debt refinancing and received $705,000 from the swap provider to terminate the existing three interest rate swap contracts. The LLC recognized a gain on this termination of approximately $26,000 at June 30, 2006.

The LLC acquired its interest in the aircraft on lease to Cathay for cash and non-recourse debt (See Note 5). Effective June 7, 2006, the owner trustee, in connection with the Cathay lease extension, refinanced the non-recourse debt related to the aircraft (the “Initial Refinancing”). The Initial Refinancing was entered into due to the fact that the original non-recourse debt obligation of approximately $44,250,000 was due to be repaid on June 12, 2006. The LLC was required by the lender to pay down approximately $6,754,000 of the balloon payment as part of the Initial Refinancing. The principal balance of the Initial Refinancing was approximately $37,495,000, which debt matured on December 1, 2011, required a balloon payment of approximately $11,550,000 and accrued interest at LIBOR plus 0.80% per year. The Initial Refinancing required monthly payments of approximately $545,000 through May 2010 and approximately $495,000 through December 2011. The LLC incurred approximately $197,000 of costs in connection with the Initial Refinancing. The non-recourse debt lender had a security interest in the aircraft and an assignment of the lease payments. The LLC expensed these costs to interest expense during the third quarter of 2006.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Condensed Consolidated Financial Statements
September 30, 2006
(Unaudited)

(8) Notes Payable - Non-Recourse - continued

On August 1, 2006, the owner trustee was able to negotiate more favorable terms with a new lender and refinanced the Initial Refinancing (the “Second Refinancing”). In connection with the Second Refinancing, the LLC was able to borrow approximately an additional $6,242,000 of non-recourse debt. The principal balance of the Second Refinancing is approximately $43,800,000, matures on December 1, 2011, requires a balloon payment of approximately $22,750,000 and accrues interest at 6.85% per year. The Second Refinancing requires monthly payments of approximately $545,000 through May 2010 and approximately $495,000 through December 2011. The LLC paid approximately $749,000 of costs in connection with the Second Refinancing, which were capitalized to other assets and will be amortized to operations over the term of the Second Refinancing. The new lender has a security interest in the aircraft and an assignment of the lease payments.

The aggregate maturities of notes payable - non-recourse, including the refinancings discussed above, consist of the following at September 30, 2006:

Years Ending
September 30,
2007	$18,957,561
2008	$13,459,889
2009	$10,173,941
2010	$10,108,289
2011	$9,584,596

(9) Revolving Loan Facility - recourse

On August 31, 2005, the LLC, together with certain of its affiliates (entities sponsored and organized by the Manager), Fund Eight B, Fund Ten and Fund Eleven (collectively, the “Borrowers”) entered into a Commercial Loan Agreement (the “Loan Agreement”), with California Bank & Trust (the “Lender”). The Loan Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the “Facility”) which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at September 30, 2006. The Loan Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Loan Agreement.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Condensed Consolidated Financial Statements
September 30, 2006
(Unaudited)

(9) Revolving Loan Facility - recourse - continued

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

The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower. The Borrowers are in compliance with the Contribution Agreement at September 30, 2006, and no amounts are due to or payable by the LLC under the Contribution Agreement.

On September 7, 2005, certain of the Borrowers were advanced approximately $10,200,000 under the Facility, which amount was used to completely repay all of the outstanding indebtedness incurred by certain of the Borrowers and their affiliates under a line of credit agreement they had with Comerica Bank.

The line of credit with Comerica Bank was subsequently terminated and the Borrowers entered into the new line of credit agreement with California Bank & Trust.

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Loan Agreement. The changes to the Loan Agreement include, but are not limited to, an extension of the Facility from August 31, 2007 to September 30, 2008 and the lowering of (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market (the “LIBOR Rate”), plus 2.75% per year to the LIBOR Rate plus 2.5% per year. The interest rate at December 31, 2006 was 8.25%.

Under the terms of the Loan Agreement, the Borrowers were required to maintain a cash reserve with the Lender representing 20% of all outstanding advances plus all pending advances. Fund Eleven had established an interest bearing cash account with the Lender which satisfied the Lender’s cash reserve requirement. Pursuant to the terms of the Loan Modification, the Borrowers no longer have to maintain a cash reserve.

Aggregate borrowings by the Borrowers under the Facility amounted to $2,340,000 at September 30, 2006. The LLC had no advances outstanding under the Facility at September 30, 2006.

(10) Transactions with Related Parties

In accordance with the terms of the LLC Agreement, the LLC pays or paid the Manager (i) management fees ranging from 1% to 7% based on a percentage of the rentals recognized either directly by the LLC or through its joint ventures and (ii) acquisition fees, through the reinvestment period of 3%, calculated based on the gross value of the LLC’s acquisition transactions. In addition, the Manager is reimbursed for administrative expenses incurred in connection with the LLC’s operations.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Condensed Consolidated Financial Statements
September 30, 2006
(Unaudited)

(10) Transactions with Related Parties - continued

The Manager performs certain services relating to the management of the LLC’s equipment leasing activities. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

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

The Manager also has a 1% interest in the LLC’s profits, losses, cash distributions and liquidation proceeds. The LLC paid distributions to the Manager of $66,905 for the nine months ended September 30, 2006. The Manager’s interest in the LLC’s net income for the three months ended September 30, 2006 and 2005 was $13,603 and $2,956, respectively. The Manager’s interest in the LLC’s net (loss) income for the nine months ended September 30, 2006 and 2005 was $(11,195) and $2,366, respectively.

Fees paid or accrued by the LLC to the Manager or its affiliates for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Management fees	$510,322	$522,300	$1,634,888	$1,541,959
Administrative expense reimbursements	166,397	96,290	415,806	584,184

	$676,719	$618,590	$2,050,694	$2,126,143

The LLC had a payable of $301,745 due to the Manager and affiliates at September 30, 2006. Of this amount, approximately $198,000 is due to the Manager relating to administrative expense reimbursements, approximately $60,000 is due to the Manager relating to acquisition fees for the investment in Global Crossing II, approximately $15,000 is due to the Manager relating to distributions not paid and approximately $24,900 is due to the Manager relating to other costs paid on behalf of the LLC. The remaining balance of the payable of approximately $3,100 is due to an affiliate.

At September 30, 2006, the LLC was due $100,000 from various of its affiliates, which primarily consisted of $75,000 due from Fund Eight B and $25,000 due from ICON 126, for the initial deposits relating to the establishment of the ICON 126 maintenance accounts. The LLC received the $75,000 from Fund Eight B during December 2006 and anticipates receiving the $25,000 due from ICON 126 at lease expiration when the aircraft is sold.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Condensed Consolidated Financial Statements
September 30, 2006
(Unaudited)

(11) Other Comprehensive (Loss) Income

Other comprehensive income (loss) consists of the following:

	Three Months Ended		Nine Months Ended		For the Year Ended
	September 30,		September 30,		December 31,
	2006	2005	2006	2005	2005
Net loss	1,360,294	295,580	$(1,119,509)	$(236,595)	$(2,777,128)

Other comprehensive income:
Change in valuation interest rate
swap contracts	(720,681)		(703,959)	-	-
Foreign currency translation adjustment	-	-	45,185	(45,185)	-

Comprehensive income (loss)	$639,613	$295,580	$(1,778,283)	$(281,780)	$(2,777,128)

(12) Commitments and Contingencies

The LLC has entered into remarketing and residual sharing agreements with various third parties. In connection with these agreements, remarketing and residual proceeds received in excess of specific amounts will be shared with these third parties based on specified formulas.

ICON 128 is a party to a residual sharing agreement (the “Airfleet Residual Sharing Agreement”) with Airfleet Credit Corporation (“Airfleet”) and HXO Leasing Limited. Pursuant to the terms of the Airfleet Residual Sharing Agreement, all proceeds received in connection with the sale or lease extension of the aircraft in excess of $4,250,000 of the loan balance associated with the aircraft will be allocated 55% to ICON 128, and 45% to Airfleet.

ICON 128 had a commitment with respect to the Cathay aircraft to pay certain of the maintenance overhaul costs, which were incurred during June 2006. The total estimated costs for this overhaul were approximately $1,300,000 and were accrued at June 30, 2006. During November 2006, the LLC paid approximately $1,300,000 for these maintenance overhaul costs.

At the time the LLC acquires or divests of its interest in an equipment lease or other leasing transaction, the LLC may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities. The Manager believes that any liability of the LLC that may arise as a result of any such indemnification will not have a material adverse effect on the consolidated financial condition of the LLC taken as a whole.

(13) Recent Accounting Pronouncements

In April 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Financial Instruments” (“SFAS 155”), amendment to SFAS 133 and SFAS 140. SFAS 155 addresses what had been characterized as a temporary exemption from the application of the bifurcation requirements of SFAS 133 to beneficial interests in securitized financial assets. The adoption of SFAS 155 did not have any impact on the LLC’s condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Accounting for Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative GAAP pronouncements to be measured at fair value. In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement No. 7 regarding the use of present value techniques in measuring fair value. SFAS 157 is effective for financial statements with fiscal years beginning after November 15, 2007. The Manager is currently evaluating the impact of this pronouncement, but does not currently believe it will have a material impact on the LLC’s condensed consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Condensed Consolidated Financial Statements
September 30, 2006
(Unaudited)

(13) Recent Accounting Pronouncements - continued

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 expresses the views of the SEC regarding the process of quantifying the materiality of financial misstatements. SAB 108 requires both the balance sheet and income statement approaches be used when quantifying the materiality of misstated amounts. In addition, SAB 108 contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. SAB 108 is effective for the fiscal years ending after November 15, 2006. The adoption of SAB 108 will not have any impact on the LLC’s condensed consolidated financial statements.

The Manager does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Item 2. Manager’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and current financial position. This discussion should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, Part II, Item 1A. Risk Factors and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include ICON Income Fund Nine, LLC and its consolidated subsidiaries.

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expects,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.

Overview

We operate as an equipment leasing program in which the capital our members have invested is pooled together to make investments, pay fees and establish a small reserve. We primarily acquire equipment subject to lease, purchase equipment and lease it to third-party end users and, to a lesser degree, acquire ownership rights to items of leased equipment at lease expiration. Some of our equipment leases are acquired for cash and are expected to provide current cash flow, which we refer to as “income” leases. For the other equipment leases, we finance the majority of the purchase price. We refer to these leases as “growth” leases. These growth leases generate little or no current cash flow because substantially all of the rental payments received from a lessee service the indebtedness associated with acquiring or financing the lease. We anticipate that the future value of the leased equipment will exceed our cash portion of the purchase price.

At September 30, 2006, our current portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment subject to lease:

Air Transportation Industry:

•
We had an 85% interest in a joint venture, ICON Aircraft 46835 LLC (“Aircraft 46835”), which owned a McDonnell Douglas DC-10-30F aircraft that was on lease with Federal Express Corporation (“FedEx”). The lease expired on March 31, 2007.

•
We have a 100% interest in one Airbus A340-313X aircraft and a 50% interest through a joint venture with ICON Income Fund Eight B L.P. (“Fund Eight B”), in a second Airbus A340-313X aircraft, both on lease to Cathay Pacific Airways Limited (“Cathay”). During June 2006, we entered into an agreement with Cathay with respect to the aircraft in which we have a 100% interest, which extended the lease through December 1, 2011, and during March 2006, we entered into an agreement with Cathay with respect to the aircraft in which we have a 50% interest, which extended the lease through July 1, 2011.

Shipping:

•
We have a 100% interest in three car and truck carrying vessels (the “Vessels”) on bareboat charter to Wilhelmsen Lines Shipowning AS (“Wilhelmsen”). Effective March 14, 2006, the terms of the bareboat charters were extended through December 22, 2013.

Manufacturing Industry:

•
We have a 100% interest in several leases relating to microprocessor manufacturing devices and semi-conductor memory testing equipment on lease with Advanced Micro Devices, Inc. with expiration dates of June 30, 2007 and July 1, 2007, respectively.

•
We have a 100% interest in several leases for various manufacturing equipment on lease to Wildwood Industries, Inc. The leases expire on various dates between January 2007 and September 2008. Pursuant to the terms of the lease, the lease that was scheduled to expire in January 2007, has been extended for an additional twelve months, under the same terms as the original lease.

Energy Industry:

•
We had a 100% interest in a 25 MW co-generation facility on lease to Schering-Plough Corporation until July 1, 2004, which lease was subsequently extended through July 1, 2009. On April 20, 2006, we sold this co-generation facility to a third party for $4,800,000 in cash. We incurred a loss of approximately $2,770,000 on the sale of this equipment, which was recorded as an impairment loss at the end of March 2006.

Information Technology Industry:

•
We had a 100% interest in several leases relating to computer equipment and corresponding parts acquired from Insight Investments Corporation. The leases expired on December 1, 2006 and the lessee returned the equipment to us. Our Manager is currently exploring our options with respect to re-leasing or selling this equipment.

•
We had a 100% interest in various components of computer equipment, consisting of DMX hard drives, Brocade 12000 Directors with 128 usable ports and associated hardware acquired from Insight Investments Corporation. The lease was scheduled to expire on December 1, 2007. During October 2006, the unrelated third-party lessee purchased the leased equipment by prepaying the remaining outstanding non-recourse debt balance of approximately $1,100,000 and paying us approximately $30,000. We recognized a loss of approximately $87,000 on the sale of the equipment.

Lease and Other Significant Transactions

Sale of two McDonnell Douglas DC-10-30F aircraft

During September 2002, we and Fund Eight B formed a joint venture, Aircraft 46835, for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft on lease with FedEx. The lease expired on March 31, 2007. We had an 85% interest in this joint venture. The Lender had a security interest in the aircraft and an assignment of the rental payments under the lease.

On September 21, 2006, FedEx provided Aircraft 46835 its irrevocable notice to purchase the aircraft. Pursuant to the lease, Aircraft 46835 had twenty days to agree with FedEx on the fair value of the aircraft. The lease further provided that if the parties did not agree within that time period, then they have ten days to appoint a mutually acceptable appraiser. If the parties could not agree on an appraiser, the lease provided that the fair value would be determined by independent appraisers, one selected by our Manager and one selected by FedEx. Moreover, the lease provided that if those appraisers could not agree on the fair value, the two appraisers would appoint a third nationally recognized independent aircraft appraiser.

Aircraft 46835 selected a nationally recognized appraiser who is the former Chairman of the International Society of Transport Aircraft Trading appraisal board and received an appraisal value for the aircraft of $7,300,000. In addition, our Manager commissioned an additional nationally recognized appraiser to conduct an appraisal on the aircraft who appraised the aircraft at $6,700,000.

The appraiser selected by FedEx, however, valued the aircraft at only $4,400,000, which was significantly lower than our Manager’s two appraisals and much lower than all publicly available published values for this type of aircraft.

When the appraisers chosen by our Manager and FedEx could not agree on the fair value, they selected a third appraiser. Although FedEx did not initially agree to this appraiser, it ultimately did so, but only after substantial delay. In February 2007, FedEx finally agreed to allow the process to proceed with the third appraiser and on February 23, 2007, the third appraiser was retained by the parties.

On March 2, 2007, Aircraft 46835 was notified that the third appraiser valued the aircraft at what our Manager believes is an exceedingly low appraisal valuing the aircraft at $4,120,000. Pursuant to a formula in the lease, the two appraisals that are closest in value are to be averaged, which resulted in a sales price for the aircraft of $4,260,000, resulting in a loss on the sale of the aircraft of approximately $640,000, which will be recorded by Aircraft 46835 during the first quarter of 2007.

Our Manager has serious concerns about the propriety of the appraisal process and has advised FedEx that it believes that FedEx improperly interfered with the process and thereby negatively impacted the appraised price of the aircraft. Our Manager is thoroughly reviewing the facts with its outside legal counsel. On March 30, 2007, Aircraft 46835 sold the aircraft to FedEx for $4,260,000. The final lease payment was paid to the lender, satisfying all remaining debt obligations.

Our Manager concluded, based upon an independent third party appraisal, that no impairments were required on the aircraft at December 31, 2006.

During February 2003, we and Fund Eight B, formed a joint venture, ICON Aircraft 47820 LLC (“Aircraft 47820”), for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft and two spare engines (the “Aircraft and engines”) on lease to FedEx. The lease expired on March 31, 2007. We had a 10% interest in this joint venture. The Lender had a security interest in the Aircraft and engines and an assignment of the rental payments under the lease.

On September 21, 2006, FedEx provided Aircraft 47820 its irrevocable notice to purchase the Aircraft and engines. Pursuant to the lease, Aircraft 47820 had twenty days to agree with FedEx on the fair value of the Aircraft and engines. The lease further provided that if the parties did not agree within that time period, then they have ten days to appoint a mutually acceptable appraiser. If the parties could not agree on an appraiser, the lease provided that the fair value would be determined by independent appraisers, one selected by our Manager and one selected by FedEx. Moreover, the lease provided that if those appraisers could not agree on the fair value, the two appraisers would appoint a third nationally recognized independent aircraft appraiser.

Aircraft 47820 selected a nationally recognized appraiser who is the former Chairman of the International Society of Transport Aircraft Trading appraisal board and received an appraisal value for the Aircraft and engines of $10,460,000. In addition, our Manager commissioned an additional nationally recognized appraiser to conduct an appraisal on the Aircraft and engines who appraised the Aircraft and engines at $7,820,000.

The appraiser selected by FedEx, however, valued the Aircraft and engines at only $5,500,000, which was significantly lower than our Manager’s two appraisals and much lower than all publicly available published values for this type of aircraft.

When the appraisers chosen by our Manager and FedEx could not agree on the fair value, they selected a third appraiser. Although FedEx did not initially agree to this appraiser, it ultimately did so, but only after substantial delay. In February 2007, FedEx finally agreed to allow the process to proceed with the third appraiser and on February 23, 2007, the third appraiser was retained by the parties.

On March 2, 2007, Aircraft 47820 was notified that the third appraiser valued the Aircraft and engines at what our Manager believes is an exceedingly low appraisal valuing the Aircraft and engines at $5,450,000. Pursuant to a formula in the lease, the two appraisals that are closest in value are to be averaged, which resulted in a sales price for the Aircraft and engines of $5,475,000, resulting in a loss on the sale of the Aircraft and engines of approximately $1,020,000, which will be recorded by Aircraft 47820 during the first quarter of 2007.

Our Manager has serious concerns about the propriety of the appraisal process and has advised FedEx that it believes that FedEx improperly interfered with the process and thereby negatively impacted the appraised price of the Aircraft and engines. Our Manager is thoroughly reviewing the facts with its outside legal counsel. On March 30, 2007, Aircraft 47820 sold the Aircraft and engines to FedEx for $5,475,000. The final lease payment was paid to the lender, satisfying all remaining debt obligations.

Our Manager concluded, based upon an independent third party appraisal, that no impairments were required on the Aircraft and engines at December 31, 2006.

Information Technology Equipment on lease with GEICO

On March 31, 2004, we and ICON Income Fund Ten LLC (“Fund Ten”), an entity also managed by our Manager, formed a joint venture, ICON GeicJV, for the purpose of purchasing information technology equipment subject to a three year lease with Government Employees Insurance Company (“GEICO”). We have an interest of 26% in this joint venture. On April 30, 2004, ICON GeicJV acquired the information technology equipment. The lease expired on March 31, 2007. Our Manager has been notified that GEICO will return the equipment following the expiration of the lease. Our portion of purchase price was approximately $1,522,000 in cash. Our Manager was paid an acquisition fee of approximately $46,000 relating to this transaction.

Lease Renewal of Manufacturing Equipment

On April 30, 2003, we acquired a Double Kraft Paper Forming Tubing Unit on lease to Wildwood Industries, Inc. through January 2007 for approximately $1,350,000 in cash. Our Manager was paid acquisition fees of approximately $41,000 relating to this transaction. Pursuant to the terms of the lease, effective February 1, 2007, the lease has been extended for an additional twelve months under the same terms as the original lease.

Sale and Return of Information Technology Equipment

During March 2004, we acquired from Insight Investments Corporation a lease for computer equipment and corresponding parts. The lease expired on December 1, 2006. The purchase price was approximately $3,036,000, consisting of approximately $74,000 in cash and the assumption of approximately $2,962,000 of non-recourse debt. The non-recourse debt accrued interest at 4.5% per year and matured in December 2006. The lender had a security interest in the computer equipment and an assignment of the rental payments under the lease. The equipment was uninstalled during December 2006 and returned to us during January 2007. The associated estimated residual value of the equipment was subsequently reclassified to equipment held for sale or lease as of December 31, 2006. Our Manager is exploring our options with respect to re-leasing or selling this equipment. At December 31, 2006, based on recent sales estimates, we recorded an impairment loss of approximately $98,000.

During March 2004, we acquired from Insight Investments Corporation an additional lease for computer equipment and corresponding parts. The lease expired on December 1, 2006. The purchase price was approximately $1,751,000, consisting of approximately $43,000 in cash and the assumption of approximately $1,708,000 of non-recourse debt. The non-recourse debt accrued interest at 5.36% per year and matured in December 2006. The lender had a security interest in the computer equipment and an assignment of the rental payments under the lease. The equipment was uninstalled during December 2006 and returned to us during January 2007. The associated estimated residual value of the equipment was subsequently reclassified to equipment held for sale or lease as of December 31, 2006. Our Manager is exploring our options with respect to re-leasing or selling this equipment. At December 31, 2006, based on recent sales estimates, we recorded an impairment loss of approximately $56,000.

During March 2004, we acquired from Insight Investments Corporation various computer equipment, consisting of DMX hard drives, Brocade 12000 Directors with 128 usable ports and associated hardware. The lease was scheduled to expire on December 1, 2007. The purchase price was approximately $3,392,000, consisting of approximately $83,000 in cash and the assumption of approximately $3,309,000 of non-recourse debt. The non-recourse debt accrued interest at 5.87% per year and was scheduled to mature in December 2007. The lender had a security interest in the computer equipment and an assignment of the rental payments under the lease. During October 2006, the lessee purchased the leased equipment by prepaying the remaining outstanding non-recourse debt balance of approximately $1,100,000 and paying us approximately $30,000. We recognized a loss of approximately $87,000 on the sale of this equipment.

Impairment of Noritsu QSS 3011 Digital Mini-Labs

During December 2004, we acquired four Noritsu QSS 3011 digital mini-labs subject to leases with Rite Aid Corporation. The leases expire during November 2008. The purchase price of this equipment was approximately $399,000 in cash. Our Manager was paid an acquisition fee of approximately $12,000 relating to this transaction. At December 31, 2006, the Manager determined, based upon an independent third party appraisal, to record an impairment loss of approximately $80,000 to more closely approximate the adjusted book value to the current fair value of the equipment.

Investment in ICON Global Crossing II, LLC

On September 28, 2006, we, along with Fund Ten, formed ICON Global Crossing II, LLC (“ICON Global Crossing II”), with original interests of approximately 17% and 83%, respectively. The total capital contributions made to ICON Global Crossing II were approximately $12,044,000, of which our share was approximately $2,000,000.

On September 28, 2006, ICON Global Crossing II purchased state-of-the-art telecommunications equipment for approximately $12,044,000. This equipment is subject to a 48 month lease, with Global Crossing Telecommunications, Inc. and Global Crossing North American Networks, Inc. (collectively the “Global Crossing Group”) that commenced on November 1, 2006. We incurred acquisition fees payable to our Manager in the amount of $60,000 related to this transaction.

On October 31, 2006, ICON Leasing Fund Eleven, LLC (“Fund Eleven”), an entity also managed by our Manager, made a capital contribution of approximately $1,841,000 to ICON Global Crossing II. The contribution changed the interests for us, Fund Ten and Fund Eleven at October 31, 2006 to 14.4%, 72.3% and 13.3%, respectively. The additional contribution was used to purchase state-of-the-art telecommunications equipment subject to a 48 month lease with the Global Crossing Group that commenced on November 1, 2006.

Lease Extensions and Non-Recourse Debt Refinancing of Two Airbus Aircraft

Effective June 7, 2006, the owner trustee, in connection with the Cathay lease extension, refinanced the non-recourse debt related to the Cathay aircraft in which we have a 100% interest (the “Initial Refinancing”). The Initial Refinancing was entered into because the original non-recourse debt of approximately $44,250,000 was due to be repaid on June 12, 2006. We were required by the lender to pay down approximately $6,754,000 of the balloon payment as part of the Initial Refinancing. The principal balance of the Initial Refinancing was approximately $37,495,000 and was scheduled to mature on December 1, 2011, required a balloon payment of approximately $11,550,000 and accrued interest at LIBOR plus 0.80% per year. The Initial Refinancing required monthly payments of approximately $545,000 through May 2010 and approximately $495,000 through December 2011. We incurred approximately $197,000 of costs in connection with the Initial Refinancing. We expensed these costs to interest expense during the third quarter of 2006.

On August 1, 2006, the owner trustee was able to negotiate more favorable terms with a new lender and refinanced the Initial Refinancing (the “Second Refinancing”). In connection with the Second Refinancing, we were able to borrow approximately $6,242,000 of non-recourse debt. The principal balance of the Second Refinancing is approximately $43,800,000, which debt matures on December 1, 2011, requires a balloon payment of approximately $22,750,000 and accrues interest at 6.85% per year. The Second Refinancing requires monthly payments of approximately $545,000 through May 2010 and approximately $495,000 through December 2011. We paid approximately $749,000 of costs in connection with the Second Refinancing.

We had a commitment with respect to the Cathay aircraft in which we have a 100% interest to pay certain of the maintenance overhaul costs, which were incurred during June 2006. The total estimated costs for this maintenance overhaul were approximately $1,300,000 and were accrued at June 30, 2006. During November 2006, we paid approximately $1,300,000 for these maintenance overhaul costs.

Effective March 27, 2006, the owner trustee, in connection with the Cathay lease extensions, refinanced the non-recourse debt associated with the Cathay aircraft in which we have a 50% interest through an investment in ICON Aircraft 126 LLC (“ICON 126”) a joint venture with Fund Eight B. The refinancing was due to the fact that the original non-recourse debt of approximately $52,850,000 was due to be repaid on March 27, 2006. ICON 126 established, under the original lease, a reserve account totaling approximately $583,000, which was used to reduce the balloon payment to approximately $52,267,500. The refinanced non-recourse debt accrues interest at LIBOR plus 1.165%, matures on July 1, 2011 and requires a balloon payment of approximately $32,000,000. The variable interest rate of the refinanced debt was fixed at 6.104% under the terms of the debt agreement, effective October 3, 2006.

During 2006, ICON 126 recognized a $182,020 capital contribution from both of its members, of which $50,000 was for amounts relating to the maintenance reserve account and $132,020 related to costs paid by its members relating to the refinancing of the non-recourse debt.

ICON 126 had a commitment with respect to the Cathay aircraft that it owns to pay certain of the maintenance overhaul costs, which were incurred on or prior to March 27, 2006. ICON 126 had established a maintenance account, which totaled, prior to incurring the maintenance overhaul costs, approximately $1,385,000 at September 30, 2006 (including interest accreted in the amount of approximately $31,000 through December 31, 2006), to pay for its portion of these costs. This account was funded by the lessee in accordance with the terms of the original lease. During September 2006, approximately $1,153,000 was paid for the maintenance overhaul costs.

In connection with the original purchase of the aircraft in which we have a 50% interest, the owner trustee entered into two first priority charge on cash deposit agreements pursuant to which the maintenance account for the Cathay aircraft owned by ICON 126 was cross-collateralized with the maintenance account for the Cathay aircraft owned by ICON Aircraft 123 LLC (“ICON 123”), a wholly owned subsidiary of Fund Eight B. Under the terms of this agreement, ICON 126 was required to pay on behalf of ICON 123, any maintenance cost shortfalls incurred by the affiliate. On January 30, 2007, ICON 126 paid approximately $143,000 in maintenance costs from the remaining balance in its maintenance account on behalf of ICON 123. The maintenance account and related security interests were then terminated. ICON 126 will be reimbursed by ICON 123 for the maintenance short fall when the aircraft is sold.

Sale of Manufacturing Equipment

On May 30, 2003, we acquired lathes, presses and robotic manufacturing equipment on lease to Metaldyne Corporation through December 2009 for approximately $2,412,000 in cash. During March 2006, the equipment on lease to Metaldyne Corporation was sold for approximately $1,931,000 in cash and we recognized a gain of approximately $302,000.

Sale of Co-generation Facility

We had a 100% interest in a natural gas-fired 25MW co-generation facility on lease to Schering-Plough Corporation through July 1, 2009. On April 20, 2006, we sold this co-generation facility to a third party for $4,800,000 in cash. We incurred a loss of approximately $2,770,000 on the sale of this co-generation facility, which was recorded as an impairment loss at the end of March 2006.

Lease Extension and Non-Recourse Debt Refinancing of Vessels

Effective March 14, 2006, we extended the term of our bareboat charters with Wilhelmsen through December 22, 2013. The charter extension provides Wilhelmsen with the option to own the Vessels at the expiration of the extended charter for a nominal amount.

On May 18, 2006, we refinanced the non-recourse debt related to the Vessels and borrowed approximately an additional $22,043,000 of non-recourse debt. The principal amount of refinanced non-recourse debt is $51,000,000, matures on December 22, 2013 and accrues interest at the London Interbank Offered Rate (“LIBOR”) plus 1.50% per year. The refinanced non-recourse debt requires quarterly payments ranging from $450,000 to $800,000. The lender has a security interest in the Vessels and an assignment of the rental payments under the charter. We paid approximately $630,000 in costs associated with the non-recourse debt refinancing. We expensed approximately $417,000 of loan origination costs associated with the original non-recourse debt to interest expense.

Simultaneously with the execution of the refinanced non-recourse debt, we entered into three interest rate swap contracts with Fortis Bank NV/SA, New York Branch in the aggregate amount of $51,000,000 in order to fix the variable interest rate on the non-recourse debt and minimize our risk of interest rate fluctuation. The interest rate swap contracts fixed the interest rate at 7.02% per year. We account for our interest rate swap contracts in accordance with Statement of Financial Accounting Standards No. 133, (“SFAS 133”) as amended, and recorded the interest rate swap contracts at their estimated fair values and recognize the periodic change in their fair values as other comprehensive income. On May 22, 2006, we received $705,000 from the original swap provider to terminate the original three interest rate swap contracts that applied to the original financing of the Vessels and in accordance with accounting principles generally accepted in the United States of America (“GAAP”), were recorded through the statement of operations.. We recognized a gain on this transaction of approximately $26,000 at June 30, 2006.

Results of Operations for the Three Months Ended September 30, 2006 (the “2006 Quarter”) and 2005 (the “2005 Quarter”)

We are currently in our reinvestment period and anticipate entering our liquidation period during April 2008, but may be extended for an additional three years, at our Manager’s discretion. While in our reinvestment period, we will continue to look to purchase equipment subject to leases, either with cash or with a combination of cash and financing. As such, we expect our revenue will fluctuate due to our selling some equipment while purchasing other equipment subject to leases. We also expect to have gains and losses from the sales of equipment during this time period. As for our expenses, we anticipate interest expense to decrease as our outstanding debt decreases. If we enter into an equipment lease where we finance a portion of the purchase price, then interest expense will increase.

Once we enter our liquidation period, we will sell our assets in the ordinary course of business. As we begin to sell our assets, both rental income and finance income will decrease over time, as will expenses related to our assets, such as depreciation expense. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and the debt is repaid to the lender. As leased equipment is sold, we will experience both gains and losses on these sales.

Revenue for the 2006 Quarter and the 2005 Quarter are summarized as follows:

	Three Months Ended September 30,
	2006	2005	Change
Total revenue	$6,229,854	$7,594,030	$(1,364,176)

Rental income	3,731,678	7,205,635	(3,473,957)
Finance income	2,104,167	315,241	1,788,926
(Loss) income from investments in joint ventures	66,071	180,115	(114,044)
Net gain (loss) on sales of equipment	40,749	(133,561)	174,310
Interest and other income	287,189	26,600	260,589

Total revenue for the 2006 Quarter decreased by $1,364,176, or 18.0%, as compared to the 2005 Quarter. This decrease was due to a decrease in rental income and a decrease in income from investments in joint ventures during the 2006 Quarter. On March 14, 2006, we renegotiated our charters with Wilhelmsen, and in connection with the charter extensions, we reclassified the charters from operating leases to direct finance leases. This change in lease classification caused our rental income to decrease while increasing our finance income. The decrease in income from our investments in our joint ventures was primarily due to the lease extension completed with Cathay during March 2006, which reduced the rental income of our joint venture, ICON 126, whose sole asset is an Airbus A340-313X aircraft. The increase in interest and other income is primarily due to income we received from our investments in unguaranteed residual values during the 2006 Quarter.

Expenses for the 2006 Quarter and the 2005 Quarter are summarized as follows:

	Three Months Ended September 30,
	2006	2005	Change
Total expenses	$4,869,560	$7,298,450	$(2,428,890)

Depreciation and amortization	1,700,909	5,324,112	(3,623,203)
Interest	2,297,912	1,294,838	1,003,074
Management fees - Manager	510,322	522,300	(11,978)
Administrative expense reimbursements - Manager	166,397	96,290	70,107
General and administrative	85,229	45,013	40,216
Minority interest	108,791	15,897	92,894

Total expenses for the 2006 Quarter decreased by $2,428,890, or 33.3%, as compared to the 2005 Quarter. This decrease is primarily the result of the decrease in depreciation and amortization expense resulting from the change in the lease classification of our charters with Wilhelmsen discussed above. The increase in interest expense is related to our net increase in non-recourse debt. During 2006, we incurred additional non-recourse debt on our Wilhelmsen Vessels of approximately $21,855,000. This increase in debt, notwithstanding a decrease in the interest rate, caused our interest expense to increase from the 2005 Quarter to the 2006 Quarter.

Net Income

As a result of the foregoing factors, the net income for the 2006 Quarter was $1,360,294 as compared to $295,580 for the 2005 Quarter. The net income per weighted average number of additional members’ shares outstanding for the 2006 Quarter was $13.72 as compared to the net income per weighted average number of additional members’ shares outstanding for the 2005 Quarter, which was $2.98.

Results of Operations for the Nine Months Ended September 30, 2006 (the “2006 Period”) and 2005 (the “2005 Period”)

Revenue for the 2006 Period and the 2005 Period are summarized as follows:

	Nine Months Ended September 30,
	2006	2005	Change
Total revenue	$19,728,274	$22,976,156	$(3,247,882)

Rental income	14,082,166	21,611,294	(7,529,128)
Finance income	4,941,180	1,033,874	3,907,306
(Loss) income from investments in joint ventures	(253,467)	491,440	(744,907)
Net gain (loss) on sales of equipment	259,324	(206,208)	465,532
Interest and other income	699,071	45,756	653,315

Total revenue for the 2006 Period decreased by $3,247,882, or 14.1%, as compared to the 2005 Period. This decrease was primarily due to the decrease in rental income and the and a loss from investments in joint ventures. On March 14, 2006, we renegotiated our charters with Wilhelmsen and in connection with the charter extensions, we reclassified the charters from operating leases to direct finance leases. This change in lease classification caused our rental income to decrease while increasing our finance income. The loss from our investments in joint ventures was primarily due to two factors: (i) the lease extension completed with Cathay during March 2006, which reduced the rental income of our joint venture, ICON 126, whose sole asset is an Airbus A340-313X aircraft and (ii) ICON 126 was required to pay 50% of the maintenance overhaul costs associated with a scheduled maintenance check. During June 2006, ICON 126 accrued a one-time cost of approximately $1,153,000 relating to the maintenance overhaul costs. The increase in interest and other income is primarily due to income we received from our investments in unguaranteed residual values during the 2006 Period.

Expenses for the 2006 Period and the 2005 Period are summarized as follows:

	Nine Months Ended September 30,
	2006	2005	Change
Total expenses	$20,847,783	$22,739,561	$(1,891,778)

Impairment loss	2,771,007	-	2,771,007
Depreciation and amortization	8,802,519	15,980,334	(7,177,815)
Interest	5,175,380	4,230,903	944,477
Management fees - Manager	1,634,888	1,541,959	92,929
Administrative expense reimbursements - Manager	415,806	584,184	(168,378)
General and administrative	425,716	358,244	67,472
Maintenance expense	1,300,000	-	1,300,000
Minority interest	322,467	43,937	278,530

Total expenses for the 2006 Period decreased by $1,891,778, or 8.3%, as compared to the 2005 Period. We recognized a loss on the sale of our co-generation facility of approximately $2,770,000, which was recorded as an impairment loss at the end of March 2006. The decrease in depreciation and amortization expense is primarily a result of the change in the lease classification of the Wilhelmsen charters as discussed above. The increase in management fees - Manager was a result of an increase in rental income and minimum rents receivable payments from our lessees. Our Manager receives management fees for providing various services, such as the collection of lease payments from lessees, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses. As we increased our leased equipment portfolio, management fees paid to our Manager increased. The decrease in administrative expense reimbursements is a result of less time required by our Manager to administer our affairs. The increase in maintenance expense was a result of the one-time maintenance overhaul costs we incurred with respect to our 100% owned Cathay aircraft.

Net (Loss) Income

As a result of the foregoing factors, the net loss for the 2006 Period was $1,119,509 as compared to net income of $236,595 for the 2005 Period. The net loss per weighted average number of additional members’ shares outstanding for the 2006 Period was $11.29, as compared to the net income per weighted average number of additional members’ shares outstanding for the 2005 Period, which was $2.38.

Liquidity and Capital Resources

Sources and Uses of Cash

At September 30, 2006, we had cash and cash equivalents of $21,995,617. During our offering period our main source of cash was from financing activities and during our reinvestment period our main source of cash has been from investing activities, which we expect to continue during the liquidation period. During our offering our main use of cash was from investing activities and during our reinvestment period our main use of cash has been from financing activities, which we anticipate will continue during the liquidation period.

Sources of cash

Our sources of cash during the 2006 Period were from financing activities, investing activities and operating activities. Our sources of cash from financing activities consisted of proceeds from non-recourse borrowings of approximately $28,723,000, proceeds from our recourse borrowings of approximately $875,000 and one-time proceeds from the termination of our interest rate swap contracts of approximately $705,000. We do not anticipate future proceeds from our non-recourse borrowings. Our sources of cash from investing activities consisted of proceeds from the sales of equipment of approximately $7,586,000 and distributions received from our joint ventures of approximately $620,000. We received approximately $3,429,000 in net cash provided by operating activities, of which approximately $3,102,000 was from the collection of principal on non-financed receivables from direct finance leases.

Uses of cash

Our primary cash outflows during the 2006 Period were from financing activities and investing activities. Our uses of cash relating to financing activities were cash distributions paid to our members of approximately $6,691,000, the repayment of non-recourse borrowings of approximately $6,868,000, repayment of recourse borrowings of approximately $5,410,000, approximately $1,176,000 relating to costs incurred for various non-recourse debt refinancings. We do not anticipate future cash outflows for the repayment of non-recourse debt or for the costs related to obtaining this non-recourse debt. Our use of cash relating to investing activities was approximately $2,066,000, for an investment we made in a joint venture, ICON Global Crossing II.

Financings and Borrowings

We have non-recourse debt obligations at September 30, 2006 and are party to a senior secured revolving loan facility. Our non-recourse debt consists of notes payable in which the lenders have a security interest in the equipment and an assignment of the rental payments under the leases. The lenders are being paid directly by the lessees. Our non-recourse debt obligations accrue interest at rates ranging from 4.04% per year to 9.50% per year. The outstanding balance of our non-recourse debt was $97,363,613 at September 30, 2006. At September 30, 2006, we owed no amounts under our senior secured revolving loan facility.

On May 18, 2006, we refinanced the non-recourse debt related to the Vessels and borrowed approximately an additional $22,043,000 of non-recourse debt. The principal amount of refinanced non-recourse debt is $51,000,000, matures on December 22, 2013 and accrues interest at LIBOR plus 1.50% per year. The refinanced non-recourse debt requires quarterly payments ranging from $450,000 to $800,000. The lender has a security interest in the Vessels and an assignment of the rental payments under the charters. We paid approximately $630,000 in costs associated with the non-recourse debt refinancing. We expensed approximately $417,000 of loan origination costs associated with the original non-recourse debt to interest expense.

Simultaneously with the execution of the refinanced non-recourse debt, we entered into three interest rate swap contracts with Fortis Bank NV/SA, New York Branch in the aggregate amount of $51,000,000 in order to fix the variable interest rate on the non-recourse debt and minimize our risk of interest rate fluctuation. The interest rate swap contracts fixed the interest rate at 7.02% per year. We account for our interest rate swap contracts in accordance with SFAS No. 133, as amended, recorded the interest rate swap contracts at their estimated fair values and recognize the periodic change in their fair values as other comprehensive income. On May 22, 2006, we received $705,000 from the original swap provider to terminate the original three interest rate swap contracts that applied to the original financing of the Vessels and, in accordance with GAAP, were recorded through the statement of operations. We recognized a gain on this transaction of approximately $26,000.

Effective June 7, 2006, the owner trustee, in connection with the Cathay lease extension, refinanced the non-recourse debt related to the Cathay aircraft in which we have a 100% interest (the “Initial Refinancing”). The Initial Refinancing was entered into due to the fact that the original non-recourse debt of approximately $44,250,000, was due to be paid on June 12, 2006. We were required by the Lender to pay down approximately $6,754,000 of the balloon payment as part of the Initial Refinancing. The principal balance of the Initial Refinancing was approximately $37,495,000, was scheduled to mature on December 1, 2011, required a balloon payment of approximately $11,550,000 and accrued interest at LIBOR plus 0.80% per year. The Initial Refinancing required monthly payments of approximately $545,000 through May 2010 and approximately $495,000 through December 2011.

On August 1, 2006, the owner trustee was able to negotiate more favorable terms with a new lender and refinanced the Initial Refinancing (the “Second Refinancing”). In connection with the Second Refinancing, we were able to borrow approximately $6,242,000 of additional non-recourse debt. The principal balance of the Second Refinancing is approximately $43,800,000, which debt matures on December 1, 2011, requires a balloon payment of approximately $22,750,000 and accrues interest at 6.85% per year. The Second Refinancing requires monthly payments of approximately $545,000 through May 2010 and approximately $495,000 through December 2011. We paid approximately $749,000 of costs in connection with the Second Refinancing.

Revolving Loan Facility - recourse

On August 31, 2005, we, together with certain of our affiliates (entities sponsored and organized by our Manager), Fund Eight B, Fund Ten, and Fund Eleven (collectively, the “Borrowers”) entered into a Commercial Loan Agreement (the "Loan Agreement"), with California Bank & Trust (the “Lender”). The Loan Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at September 30, 2006. The Loan Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Loan Agreement.

In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the “Contribution Agreement”), pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the Loan Agreement, as applied to such Borrower and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower. The Borrowers are in compliance with the Contribution Agreement at September 30, 2006 and no amounts are due to or payable by us under the Contribution Agreement.

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Loan Agreement. The changes to the Loan Agreement, include, but are not limited to, an extension of the Facility from August 31, 2007 to September 30, 2008 and the lowering of (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market (the “LIBOR Rate”) plus 2.75% per year to the LIBOR Rate plus 2.5% per year. The interest rate at December 31, 2006 was 8.25%.

Under the terms of the Loan Agreement, the Borrowers were required to maintain a cash reserve with the Lender representing 20% of all outstanding advances plus all pending advances. Fund Eleven had established an interest bearing cash account with the Lender which satisfied the Lender’s cash reserve requirement. Pursuant to the terms of the Loan Modification, the Borrowers no longer have to maintain a cash reserve.

Aggregate borrowings by all Borrowers under the Facility amounted to $2,340,000 at September 30, 2006. We had no borrowings outstanding under this Facility at September 30, 2006.

Our Manager believes that with the cash we have currently available, cash being generated from our equipment leases and cash from the proceeds from sales of equipment, we have sufficient cash to continue our operations into the foreseeable future. We have the ability to borrow funds under the Facility if necessary. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessees’ business that are beyond our control. See “Part II, Item 1A. Risk Factors.”

Distributions

We pay monthly distributions to our members beginning with the first month after the member’s admission through the termination of our reinvestment period, which we anticipate will be April 29, 2008, unless that date is extended for up to an additional three years, in our Manager’s sole discretion. We paid distributions to additional members for the nine months ended September 30, 2006 in the amount of $6,623,638. We paid distributions to our Manager for the nine months ended September 30, 2006 in the amount of $66,905.

Contractual Obligations and Commitments and Off Balance Sheet Transactions

At December 31, 2006, we have non-recourse debt obligations. The lenders have security interests in the equipment relating to each non-recourse debt instrument and an assignment of the rental payments under the leases associated with the equipment. If the lessee were to default on the non-recourse debt the equipment would be returned to the lender in extinguishment of the non-recourse debt. At September 30, 2006, our outstanding non-recourse indebtedness was $97,363,613. We are a party to the Facility, as discussed in the financing and borrowings section above, although we had no borrowings under the Facility at September 30, 2006.

Principal maturities of our non-recourse debt and interest consist of the following at December 31, 2006:

	Payments Due by Period
		Less Than 1	1 - 3	4 - 5	More Than 5
	Total	Year	Years	Years	Years
Non-recourse debt	$92,480,648	$17,325,073	$22,897,394	$41,458,181	$10,800,000
Non-recourse interest	21,782,532	5,993,690	9,023,317	5,947,608	817,917

	$114,263,180	$23,318,763	$31,920,711	$47,405,789	$11,617,917

We have refinanced and extended our commitments with regard to our Wilhelmsen charters and our 100% owned Cathay aircraft lease. On May 18, 2006, we extended the maturity of the loan related to our Wilhelmsen Vessels to December 22, 2013, from the original maturity of September 22, 2008. The quarterly payments range from $450,000 to $800,000. Simultaneously with the refinancing, we entered into three interest rate swap contracts to fix the variable interest rate at 7.02% per year.

On June 7, 2006, we refinanced the non-recourse debt related to our Cathay aircraft in which we have a 100% interest, which extended the maturity of the debt to December 1, 2011, from the original maturity of July 1, 2006. The monthly payments were approximately $545,000 through May 2010 and approximately $495,000 through December 2011 and required a balloon payment of $11,550,000. On August 1, 2006, we were able to negotiate more favorable terms with a new lender and refinanced the earlier refinancing. The existing non-recourse debt matures on December 1, 2011. It requires monthly payments of approximately $545,000 through May 2010 and approximately $495,000 through December 1, 2011 and a balloon payment of approximately $22,750,000. Interest accrues on the debt at 6.85% per year.

We had a commitment with respect to our Cathay aircraft to pay certain of the maintenance overhaul costs, which were incurred during June 2006. The total estimated costs for this overhaul were approximately $1,300,000 and were accrued at June 30, 2006. During November 2006, we paid approximately $1,300,000 for these maintenance overhaul costs.

We entered into remarketing and residual sharing agreements with various third parties. In connection with these agreements, remarketing and residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas. We do not have any off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We, like most other companies, are exposed to certain market risks, which include changes in interest rates and the demand for equipment (and the related residuals) owned by us. We believe that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations. There are no other material changes to the disclosure related to these items since the filing of our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended September 30, 2006, as well as the interim financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”) included restated consolidated financial statements for the years ended December 31, 2003 and 2002 in order to correct our previously issued historical consolidated financial statements at December 31, 2003 and 2002 and for the years then ended, initially filed with the SEC on March 30, 2004 and March 31, 2003, respectively.

Our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Chief Executive Officer and its Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. As part of their evaluation, they reviewed the circumstances surrounding the delay in filing the 2004 10-K and the restatement of our previously issued financial statements for the years ended December 31, 2002 and 2003. As we previously reported in our Current Report on Form 8-K dated May 18, 2006, we delayed the filing of the 2004 10-K, the Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”), and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005, September 30, 2005 and March 31, 2006 pending completion by our accountants, Hays & Company LLP, of the re-audit of our 2002 financial statements that were audited by our prior accountants. After the completion of the re-audit of our 2002 financial statements, we filed our 2004 10-K on July 19, 2006. On November 13, 2006 we filed our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. On November 14, 2006, we filed the 2005 10-K. Once this Quarterly Report on Form 10-Q is filed, we will have filed all of our outstanding Quarterly Reports on Form 10-Q.

While evaluating our Manager’s disclosure controls and procedures, our Manager recognized that greater internal controls were needed to aid in a more thorough review and efficient closing of our financial statements, thereby requiring our Manager to hire additional skilled accounting staff to support the senior vice president of accounting hired by our Manager at the end of the third quarter of 2004. Accordingly, our Manager hired two additional accounting staff members during 2005 that are certified public accountants and experienced with public reporting entities. Subsequently, in 2006, our Manager hired an additional accounting staff member who is a certified public accountant and is experienced with public reporting entities as well.

In our Manager’s continuing evaluation of its disclosure controls and procedures to determine their adequacy and effectiveness, our Manager’s Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of September 30, 2006, our Manager’s disclosure controls and procedures were not (i) effective to ensure that the correct accounting treatment for certain transactions disclosed in the 2004 10-K, which transactions were required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”), were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our Manager, including our Manager’s principal executive and principal financial officers, as appropriate to allow timely decisions regarding appropriate disclosure.

It should be noted that in designing and evaluating our Manager’s disclosure controls and procedures, our Manager recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our Manager’s disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

Our Manager's Chief Executive Officer and Principal Financial and Accounting Officer expect to remediate the weakness in disclosure controls and procedures that has to date prevented this Quarterly Report on Form 10-Q from being timely filed following the filing of this Quarterly Report on Form 10-Q.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the section entitled “Risk Factors” in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or results of operations. The risks described in that Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Manager consented to us redeeming 22 additional member shares during the 2006 Period. The redemption amounts are calculated according to a specified redemption formula in accordance with the LLC agreement. Redeemed shares have no voting rights and do not share in distributions. The LLC agreement limits the number of shares which can be redeemed in any one year and redeemed shares may not be reissued. The following table details our additional redemptions:

	Total Number of	Price Paid Per
	Additional Member	Additional Member
	Shares Redeemed	Shares
January 1, 2006 through January 31, 2006	-	$-
February 1, 2006 through February 28, 2006	11	$650.98
March 1, 2006 through March 31, 2006	11	$634.40
April 1, 2006 through April 30, 2006	-	$-
May 1, 2006 through May 31, 2006	-	$-
June 1, 2006 through June 30, 2006	-	$-
July 1, 2006 through July 1, 2006	-	$-
August 1, 2006 through August 31, 2006	-	$-
September 1, 2006 through September 30, 2006	-	$-

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the 2006 Quarter.

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

Dated: April 13, 2007

/s/ Beaufort J.B. Clarke
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 13, 2007

/s/ Michael A. Reisner
Michael A. Reisner
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

38