Form 10-K
period 2006-12-31
ICON INCOME FUND NINE LLC
filed 2007-04-13
CIK 1157522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50217

ICON Income Fund Nine, LLC
(Exact name of registrant as specified in its charter)

Delaware	13-4183234
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor New York, New York	10011-1505
(Address of principal executive offices)	(Zip Code)

(212) 418-4700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Limited Liability Company Shares

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ྑ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ༂ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ྑ

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes ☑ No ྑ

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ྑ  Accelerated filer ྑ Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ྑ No ☑

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

Item 1. Business

Our History

ICON Income Fund Nine, LLC (the “LLC”) was formed on July 11, 2001 as a Delaware limited liability company. The LLC will continue until December 31, 2020, unless terminated sooner. When used in this report, the terms “we,” “us” and “our” refers to the LLC.

Our Manager is ICON Capital Corp. (our “Manager”), a Connecticut corporation. Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and financing transactions, under the terms of our limited liability company agreement (our “LLC Agreement”).

Our initial capitalization was $1,000, which was contributed by our Manager. We offered member shares with the intention of raising up to $100,000,000 of capital and we commenced business operations on our initial closing date, December 18, 2001, when we issued 1,250 member shares, representing $1,249,910 of capital contributions. Between December 19, 2001 and April 30, 2003, our final closing date, we sold an additional 98,416 member shares, representing $98,403,564 of capital contributions bringing the total member shares and capital contributions to 99,666 and $99,653,474, respectively. Through December 31, 2006, we redeemed 1,564 member shares. At December 31, 2006, we had 98,102 member shares outstanding.

Our Business

We operate as an equipment leasing program in which the capital our members have invested is pooled together to make investments, pay fees and establish a small reserve. We primarily acquire equipment subject to lease, and to a lesser degree, acquire ownership rights to items of leased equipment at lease expiration. Some of our equipment leases are acquired for cash and are expected to provide current cash flow, which we refer to as “income” leases. For our other equipment leases, we finance the majority of the purchase price. We refer to these leases as “growth” leases. These growth leases generate little or no current cash flow because substantially all of the rental payments received from a lessee service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipate that the future value of the leased equipment will exceed our cash portion of the purchase price.

We divide the life of the program into three distinct phases:

(1) Offering Period: We invested most of the net proceeds from the sale of member shares in items of equipment subject to a lease.

(2) Reinvestment Period: After the close of the offering period, we have continued to reinvest the cash generated from our initial investments to the extent that cash is not needed for our expenses, reserves and distributions to members. We anticipate that the reinvestment period will end on April 29, 2008. However, our Manager may, at its sole discretion, extend the reinvestment period for up to an additional three years.

(3) Liquidation Period: After the reinvestment period, we will then sell our assets in the ordinary course of business. If our Manager believes it would benefit our members to reinvest the proceeds received from our investments in additional investments during our liquidation period, we may do so, but our Manager will not receive any additional acquisition fees in connection with such reinvestments. Our goal is to complete our liquidation period in three years after the end of our reinvestment period, but it may take longer to do so.

At December 31, 2006 and 2005, we had total assets of $137,187,658 and $151,635,559, respectively. For the year ended December 31, 2006, our total rental and finance income was $24,325,355, which included three lessees that accounted for approximately 88% of our total rental income and finance income. We had a net loss for the year ended December 31, 2006 of $667,903. For the year ended December 31, 2005, our total rental and finance income was $30,253,218, which included three lessees that accounted for approximately 86% of our total rental income and finance income. We incurred a net loss for the year ended December 31, 2005 of $2,777,128. For the year ended December 31, 2004, our total rental income and finance income was $32,768,610, which included three lessees that accounted for approximately 81% of our total rental income and finance income. We incurred a net loss for the year ended December 31, 2004 of $17,768.

At December 31, 2006, our current portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment subject to lease:

Air Transportation Industry

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

Our Manager concluded, based upon an independent third party appraisal, that no impairments were required on this aircraft at December 31, 2006. At December 31, 2005, our Manager determined, based upon an independent third party appraisal that indicated the aircraft was impaired due to a slower than expected recovery in the air transportation industry, and recorded an impairment loss of approximately $3,182,000, to more closely approximate the adjusted book value to the current fair value of the aircraft.

•
We have a 100% interest in one Airbus A340-313X aircraft and a 50% interest through a joint venture ICON Aircraft 126, LLC ("ICON 126") with ICON Income Fund Eight B L.P. (“Fund Eight B”), an entity also managed by our Manager, in a second Airbus A340-313X aircraft, both on lease to Cathay Pacific Airways Limited (“Cathay”). During June 2006, we entered into an agreement with Cathay with respect to the aircraft in which we have a 100% interest, which extended the lease through December 1, 2011, and during March 2006, ICON 126 entered into an agreement with Cathay with respect to the aircraft in which we have a 50% interest, which extended the lease through July 1, 2011. The purchase price of the first aircraft was approximately $69,069,000, comprised of approximately $4,278,000 in cash and approximately $64,791,000 of non-recourse debt. The total purchase price of the second aircraft was approximately $74,527,000. Our cash portion of the purchase price of the second aircraft was approximately $2,125,000.

Shipping

•
We have a 100% interest in three car and truck carrying vessels (the “Vessels”) on bareboat charter to Wilhelmsen Lines Shipowning AS (“Wilhelmsen”). Effective March 14, 2006, the terms of the bareboat charters were extended through December 22, 2013. The purchase price was approximately $74,020,000, consisting of approximately $9,690,000 in cash and approximately $64,330,000 of non-recourse debt.

Manufacturing Industry

•
We have a 100% interest in two leases relating to microprocessor manufacturing devices and semi-conductor memory testing equipment on lease with Advanced Micro Devices, Inc. with expiration dates of June 30, 2007 and July 1, 2007, respectively. The purchase prices were approximately $6,391,000 in cash for the lease that expires on June 30, 2007 and $4,561,000 in cash for the lease that expires on July 1, 2007.

•
We have a 100% interest in several leases for various manufacturing equipment on lease to Wildwood Industries, Inc. The leases expire on various dates between January 2007 and September 2008. The purchase price for these leases was approximately $3,472,000 in cash. Pursuant to the terms of the lease, the lease that was scheduled to expire in January 2007, has been extended for an additional twelve months under the terms of the original lease.

For a discussion of our lease and other significant transactions for the years ended December 31, 2006, 2005 and 2004, please refer to “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segment Information

We have only one operating segment: the business of acquiring and managing equipment subject to leases with companies that we generally believe to be creditworthy.

Competition

The equipment leasing industry is highly competitive. When seeking leasing transactions for acquisition, we compete with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies.  Many competitors are larger than us and have greater financial resources than we do.

Employees

We have no direct employees. Our Manager has full and exclusive control over our management and operations.

Available Information

Our Annual Report on Form 10-K and our most recent Quarterly Reports on Form 10-Q and amendments to those reports, if any, and our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our Manager’s internet website at http://www.iconcapital.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). The information contained on our Manager’s website is not deemed part of this Annual Report on Form 10-K. Our reports are also available on the SEC’s website, at http://www.sec.gov.

Financial Information Regarding Geographic Areas

We have long-lived assets, which include finance leases and operating leases, net of accumulated depreciation and revenues in geographic areas outside of the United States. For additional information, see Note 17 to our consolidated financial statements in "Item 8. Consolidated Financial Statements and Supplementary Data".

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

We are subject to a number of uncertainties associated with the equipment leasing business that may affect our business, operating results and financial condition. These include:

•	changes in economic conditions, including fluctuations in demand for equipment and interest rates;
•	the technological and economic obsolescence of equipment;
•	potential defaults by lessees;
•	the existence of leverage increases the risk of foreclosure; and
•	increases in our expenses, including taxes and insurance expenses.

Our Manager’s decisions are subject to conflicts of interest with us.

Our Manager’s decisions could be subject to various conflicts of interest arising out of its relationship to us and its affiliates. Our Manager could be confronted with decisions in which it will have an economic incentive to place its interests above ours. Our Manager sponsors and currently manages five other equipment leasing businesses. See “Item 13. Certain Relationships and Related Transactions.” These conflicts may include:

•	Our Manager will receive more fees for making investments if we incur indebtedness to fund these acquisitions than if indebtedness is not incurred;
•	Our LLC Agreement does not prohibit our Manager from competing with us for equipment acquisitions and engaging in other types of business;
•	Our Manager will have opportunities to earn fees for referring a prospective acquisition opportunity to purchasers other than us;
•	Our Manager may receive fees in connection with the turnover of our equipment portfolio;
•	The lack of separate legal representation for us and our Manager and lack of arm’s-length negotiations regarding compensation payable to our Manager;
•
Our Manager is our tax matters partner and is able to negotiate with the IRS to settle tax disputes that would bind us and our members that might not be in the best interests of our members, given a member’s individual tax situation; and

•	Our Manager can make decisions as to when and whether to sell a jointly-owned asset when the co-owner is another business it manages.

Because we borrowed, and may in the future borrow funds, to purchase equipment, losses as a result of lessee defaults may be greater than if debt were not incurred. Restrictions imposed by the terms of our indebtedness may limit our financial flexibility.

Although we acquired, and may in the future acquire, some of our investments for cash, we borrowed and may in the future borrow a substantial portion of the purchase price of our equipment investments and there is no limit to the amount of debt that we may incur when purchasing equipment. While we believe the use of leverage results in us being able to make more acquisitions and that each acquisition will have fewer dollars at risk than if leverage were not utilized, there can be no assurance that the benefits of greater size and diversification of the portfolio will offset the heightened risk of loss in an individual lease transaction using leverage. With respect to our non-recourse borrowings, a lessee default could force us to make the debt service payments that would otherwise be paid by the lessee so as to protect our investment in equipment and prevent the equipment owned by us from being subject to repossession.

We, together with certain of our affiliates (entities sponsored and organized by our Manager) Fund Eight B, ICON Income Fund Ten, LLC ("Fund Ten") and ICON Leasing Fund Eleven, LLC ("Fund Eleven"), are party to a revolving line of credit agreement with California Bank & Trust. The terms of that agreement could restrict us from paying distributions to our members if such payments would cause us not to be in compliance with our financial covenants in that agreement. See “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

The risks and uncertainties associated with the industries of our lessees may indirectly affect our business, operating results and financial condition.

We are indirectly subject to a number of uncertainties associated with the industries of our lessees. We primarily acquire equipment subject to lease, and to a lesser degree, acquire ownership rights to items of leased equipment at lease expiration in a variety of industries with a number of lessees. As such, we are indirectly subject to the various risks and uncertainties that affect our lessees’ businesses and operations. If such risks or uncertainties were to affect our lessees, we may indirectly suffer a loss on our investment, lose future revenues or experience adverse consequences to our business, operating results and financial condition.

If the value of our equipment declines more rapidly than we anticipate, our financial performance may be adversely affected.

A significant part of the value of most of the equipment that we purchase is the potential value of the equipment once the lease term expires (“residual value”). Generally, leased equipment is expected to decline in value over its useful life. In acquiring equipment, we assume a residual value for the equipment at the end of the lease that, when combined with lease payments, is expected to be enough to return the cost of our investment in the equipment and provide a rate of return despite the expected decline in the value of the equipment over the lease term. However, the residual value of the equipment at the end of a lease, and whether that value meets our expectations, depends, to a significant extent, upon the following factors, many of which are beyond our control:

•	our ability to acquire or, to a lesser degree, enter into lease agreements that preserve or enhance the relative value of the equipment;
•	our ability to maximize the value of the equipment upon the sale or re-lease when the lease expires;
•	market conditions prevailing at the time the lease expires;
•	the cost of new equipment at the time we are remarketing used equipment;
•	the extent to which technological or regulatory developments during the lease term reduce the market for such used equipment;
•	the strength of the economy; and
•	the condition of the equipment when the lease expires.

We cannot assure you that our assumptions with respect to value are accurate or that the equipment will not lose value more rapidly than we anticipate.

If leased equipment is not properly maintained, its residual value may be less than expected.

If a lessee fails to maintain equipment in accordance with the terms of its lease, we may have to make unanticipated expenditures to repair the equipment in order to protect our investment. In addition, some of the equipment we purchase is used equipment. While we plan to inspect most used equipment prior to purchase, there is no assurance that an inspection of used equipment prior to purchasing it will reveal any or all defects and problems with the equipment that may occur after it is acquired by us.

We seek to obtain representations from the sellers and lessees of used equipment that:

•	the equipment has been maintained in compliance with the terms of their leases;
•	that neither the seller, as lessor, nor the lessee, is in violation of any material terms of such leases; and
•	the equipment is in good operating condition and repair and that the lessee has no defenses to the payment of rent for the equipment as a result of its condition.

We would have rights against the seller of the equipment for any losses arising from a breach of representations made to us, and against the lessee for a default under the lease. However, we cannot assure you that these rights would make us whole with respect to our entire investment in the equipment or our expected returns on the equipment, including legal costs, costs of repair and lost revenue from the delay in being able to sell or re-lease the equipment due to undetected problems or issues.

If a lessee defaults on its lease, we could incur losses.

We may lease equipment to lessees that have senior debt rated below investment grade. We do not require our lessees to have a minimum credit rating. Lessees with such lower credit ratings may default on lease payments more frequently than lessees with higher credit ratings. If a lessee does not make lease payments to us when due, or violates the terms of its lease in another important way, we may be forced to terminate the lease and attempt to recover the equipment. We may do this at a time when we may not be able to arrange for a new lease or to sell the equipment right away, if at all. We would then lose the expected lease revenues and might not be able to recover the entire amount or any of our original investment in the equipment. The costs of recovering equipment upon a lessee’s default, enforcing the lessee’s obligations under the lease, and transporting, storing, repairing and finding a new lessee for the equipment may be high and may negatively affect the value of our investment in the equipment.

If a lessee files for bankruptcy, we may have difficulty enforcing the terms of the lease and may incur losses.

If a lessee files for protection under the bankruptcy laws, the remaining term of the lease could be shortened or the lease could be rejected by the bankruptcy court, which could result in, among other things, any unpaid pre-bankruptcy lease payments being cancelled as part of the bankruptcy proceeding. We may also experience difficulties and delays in recovering equipment from a lessee that is involved in a bankruptcy proceeding or has been declared bankrupt by a bankruptcy court. If a lease is rejected in a bankruptcy, we would bear the cost of retrieving and storing the equipment, and then have to remarket the equipment. In addition, the bankruptcy court would treat us as an unsecured creditor for any amounts due under the lease.

We may invest in options that could become worthless if the option grantor files for bankruptcy.

We may acquire options to purchase equipment, usually for a fixed price at a future date, which is typically at the end of a lease term. In the event of a bankruptcy by the party granting the option, we might be unable to enforce the option or recover the option price paid.

Leasing equipment in foreign countries may be riskier than domestic leasing and may result in losses.

We lease equipment for use by domestic or foreign lessees outside of the United States. We may have difficulty enforcing our rights under a foreign lease. In addition, we may have difficulty repossessing our equipment if a foreign lessee defaults, and lease enforcement outside the United States could be more expensive. Moreover, foreign jurisdictions may confiscate equipment. Use of equipment in a foreign country will be subject to that country’s tax laws, which may impose unanticipated taxes. While we seek to require lessees to reimburse us for all taxes imposed on the use of the equipment and require them to maintain insurance covering the risks of confiscation of the equipment, we cannot assure you that we will be successful or that insurance reimbursements will be adequate to allow for recovery of and a return on foreign investments.

In addition, we lease equipment that may travel to or between locations outside of the United States. Regulations in foreign countries may adversely affect our title to equipment in those countries. Foreign courts may not recognize judgments obtained in U.S. courts, and different accounting or financial reporting practices may make it difficult to judge lessees’ financial viability, heightening the risk of default and the loss of our investment in such equipment, which could have a material adverse effect on our results of operations and financial condition.

We could incur losses as a result of foreign currency fluctuations.

We have the ability to lease equipment where the rental payments are not made in U.S. dollars. In these cases, we may then enter into a contract to protect the lease from fluctuations in the currency exchange rate. These contracts, known as hedge contracts, would allow us to receive a fixed number of U.S. dollars for the rent and any other fixed, periodic payments due under the lease even if the exchange rate between the U.S. dollar and the currency of the lease changes over the lease term. If the lease payments were disrupted due to default by the lessee, we would try to continue to meet our obligations under the hedge contract by acquiring the foreign currency equivalent of the missed payments, which may be available at unfavorable exchange rates. If a lease is denominated in a major foreign currency such as the pound sterling, which historically has had a stable relationship with the U.S. dollar, we may consider hedging to be unnecessary to protect the value of the rental payments, but our assumptions concerning currency stability may turn out to be incorrect. Our investment returns could be reduced in the event of unfavorable currency fluctuation when lease payments are not made in U.S. dollars.

Furthermore, when we acquire a residual interest in foreign equipment, we may not be able to hedge our foreign currency exposure with respect to those residual values because the terms and conditions of such hedge contracts might not be in the best interest of our members. Even with leases requiring rental payments in U.S. dollars, the equipment may be sold at lease expiration for an amount that cannot be pre-determined to a buyer paying in a foreign currency. This could positively or negatively affect our income from such a transaction when the proceeds are converted into U.S. dollars.

Sellers of leased equipment could use their knowledge of the lease terms for gain at our expense.

We have acquired and may in the future acquire equipment subject to lease from leasing companies that have an ongoing relationship with the lessees. A seller could use its knowledge of the terms of the lease, particularly the end of lease options and the date the lease ends, to compete with us. In particular, a seller may approach a lessee with an offer to substitute similar equipment at lease end for lower rental amounts. This may adversely affect our opportunity to maximize the residual value of the equipment.

Investment in joint ventures may subject us to risks relating to our co-investors that could adversely impact the financial results of such joint ventures.

We invest in joint ventures with other businesses our Manager sponsors and manages. Investing in joint ventures involves additional risks not present when acquiring leased equipment that will be wholly owned by us. These risks include the possibility that our co-investors might become bankrupt or otherwise fail to meet financial commitments, thereby obligating us to pay all of the debt associated with the joint venture, as each party to a joint venture may be required to guarantee all of the joint venture’s obligations. Alternatively, the co-investors may have economic or business interests or goals that are inconsistent with our investment objectives and want to manage the joint venture in ways that do not maximize our return. Among other things, actions by a co-investor might subject leases that are owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement. Also, when none of the joint owners control a joint venture, there might be a stalemate on decisions, including when to sell the equipment or the prices or terms of a lease. Finally, while we may have the right to buy out the other joint owner’s interest in the equipment in the event of the sale, we may not have the resources available to do so.

We may not be able to obtain insurance for certain risks and would have to bear the cost of losses from non-insurable risks.

Leased equipment may be damaged or lost. Fire, weather, accidents, theft or other events can cause damage or loss of leased equipment. While our leases generally require lessees to have comprehensive insurance and assume the risk of loss, some losses, such as from acts of war, terrorism or earthquakes may either be uninsurable or not economically feasible to insure. Furthermore, not all possible liability claims or contingencies affecting equipment can be anticipated or insured against, and, if insured, the insurance proceeds may not be sufficient to cover a loss. If such a disaster occurs to the equipment, we could suffer a total loss of any investment in the affected equipment. In leasing some types of equipment, we may be exposed to environmental tort liability. Although we use our best efforts to minimize the possibility and exposure of such liability including by means of attempting to obtain insurance, we cannot assure you that our assets will be protected against any such claims.

We could suffer losses from failure to maintain equipment registration and from unexpected regulatory compliance costs.

Many types of transportation equipment are subject to registration requirements by U.S. governmental agencies, as well as foreign governments if the equipment is to be used outside of the United States. Failing to register the equipment, or losing the registration, could result in substantial penalties, forced liquidation of the equipment and/or the inability to operate and lease the equipment. Governmental agencies may also require changes or improvements to equipment, and we may have to spend our own funds to comply if the lessee of the equipment is not required to do so under the lease. These changes could force the equipment to be removed from service for a period of time. The terms of our leases may provide for rent reductions if the equipment must remain out of service for an extended period of time or is removed from service. We may then have reduced rental income from the lease for this item of equipment. If we do not have the funds to make a required change, we might be required to sell the affected equipment. If so, we could suffer a loss on our investment, lose future revenues and experience adverse tax consequences.

If a lease is determined to be a loan, it could be subject to usury laws, which could lower our lease revenue.

Equipment leases have sometimes been held by the courts to be loan transactions subject to State usury laws, which limit the interest rate that can be charged. Although we anticipate entering into or acquiring leases that we believe are structured so that they avoid being deemed loans, and would therefore not be subject to usury laws, we cannot assure you that we will be successful in doing so. Loans at usurious interest rates are subject to a reduction in the amount of interest due under such loans and, if an equipment lease is held to be a loan with a usurious rate of interest, the amount of the lease payment could be reduced and adversely affect our lease revenue.

Our Manager’s officers and employees manage other businesses and do not devote their time exclusively to managing us and our business.

We do not employ our own full-time officers, managers or employees. Instead, our Manager supervises and controls our business affairs. Our Manager’s officers and employees also spend time supervising the affairs of other equipment leasing programs it manages, so they devote the amount of time they think is necessary to conduct our business, which may not be the same amount of time that would be devoted to us if we had separate officers and employees.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.

Our Manager is evaluating our internal controls over financial reporting in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations of the SEC thereunder, which we refer to as “Section 404.” Our Manager is in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accountants addressing these assessments. During the course of our testing, our Manager may identify deficiencies that it may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. We expect that we will be required to comply with the requirements of Section 404 and issue management’s report on our internal controls in connection with our Annual Report on Form 10-K for our fiscal year ending December 31, 2007. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal control over financial reporting in connection with our Annual Report on Form 10-K for the year ending December 31, 2008, and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations.

We compete with a variety of financing sources for our lessees, which may affect our ability to achieve our investment objectives.

The commercial leasing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. Our competitors are varied and include other equipment leasing programs, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Competition from both traditional competitors and new market entrants has intensified in recent years due to a strong economy, growing marketplace liquidity and increasing recognition of the attractiveness of the commercial leasing industry.

We compete primarily on the basis of pricing, terms and structure. To the extent that our competitors compete aggressively on any combination of those factors, we could fail to meet our investment objectives.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We neither own nor lease office space or any other real property in our business at the present time.

Item 3. Legal Proceedings

In the ordinary course of conducting our business, we are subject to certain claims, suits, and complaints filed against us. In our Manager’s opinion, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations. No material legal proceedings are currently pending against us or against any of our assets.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter 2006.

PART II

Item 5. Market for the Registrant's Securities and Related Security Holder Matters

Our shares are not publicly traded and there is currently no market for our shares. It is unlikely that any such market will develop.

Number of Members
Title of Class	as of March 31, 2007
Manager (as a member)	1
Additional members	3229

We pay monthly distributions to our members beginning with the first month after the members’ admission through the termination of our reinvestment period, which we currently anticipate will be on April 29, 2008. We paid distributions to additional members totaling $8,831,229, $8,840,105 and $8,758,942, respectively, for the years ended December 31, 2006, 2005 and 2004. Additionally, our Manager was paid distributions of $89,204, $89,294 and $89,744, respectively, for the years ended December 31, 2006, 2005 and 2004. The terms of the loan agreement with California Bank and Trust could restrict us from paying cash distributions on our members’ shares if such payment would cause us to not be in compliance with our financial covenants. See “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

In order for the National Association of Securities Dealers (the “NASD”) members and their associated persons to have participated in the offering and sale of member shares (the “Shares”) pursuant to the offering or to participate in any future offering of our Shares, we are required pursuant to NASD Rule 2710(c)(6) to disclose in each annual report distributed to our members a per share estimated value of our Shares, the method by which we developed the estimated value and the date used to develop the estimated value. In addition, our Manager must prepare annual statements of our estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of Employee Retirement Income Security Act (“ERISA”) in the preparation of their reports relating to an investment in our Shares. For these purposes, the estimated value of our Shares is deemed to be $740.75 per Share at September 30, 2006.

This estimate was based on the amount of remaining undiscounted lease payments on our existing leases, the booked estimated residual values of the equipment held by us upon the termination of those leases and our cash on hand. From this amount, we then subtracted our total debt outstanding and then divided that sum by the total number of Shares outstanding. This valuation was based solely on our Manager’s perception of market conditions and the types and amounts of our assets. No independent valuation was sought. However, as set forth below, there is no significant public trading market for our Shares at this time, and there can be no assurance that additional members could receive $740.75 per Share if such a market did exist and they sold their Shares or that they will be able to receive such amount for their Shares in the future. The foregoing valuation was performed solely for the ERISA and NASD purposes described above. Furthermore, there can be no assurance as to the amount we may actually receive if and when we seek to liquidate our assets or the amount of lease payments and equipment disposition proceeds we will actually receive over our remaining term. Our Shares are not publicly traded nor is there currently a market for our Shares. It is unlikely that any such market will develop.

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 8. Consolidated Financial Statements and Supplementary Data contained elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
Total revenue (a)	$24,885,153	$30,349,467	$33,240,316	$34,982,056	$11,453,549
Net loss (b)	$(667,903)	$(2,777,128)	$(17,768)	$(793,837)	$(1,976,068)
Net loss allocable to additional members	$(661,224)	$(2,749,357)	$(17,590)	$(785,899)	$(1,956,307)
Net loss allocable to Manager	$(6,679)	$(27,771)	$(178)	$(7,938)	$(19,761)

Weighted average number of additional
member shares outstanding	98,123	98,215	98,695	90,813	29,023
Net loss per weighted average
additional member share outstanding	$(6.74)	$(27.99)	$(0.18)	$(8.65)	$(67.41)

Distributions to additional members	$8,831,229	$8,840,105	$8,758,942	$7,955,313	$2,181,537
Distributions per weighted average
additional member share outstanding	$90.00	$90.01	$88.75	$87.60	$75.17
Distributions to the Manager	$89,204	$89,294	$89,744	$80,356	$22,036

	December 31,
	2006	2005	2004	2003	2002
Total assets	$137,187,658	$151,635,559	$184,100,455	$212,717,298	$209,483,843
Notes payable and revolving loan facility	$92,480,648	$97,782,942	$117,261,455	$134,463,196	$156,955,116
Members' equity	$42,333,349	$52,543,253	$64,455,803	$73,842,948	$46,338,518

(a)	The decrease in total revenue between 2005 and 2006 relates to the renegotiated lease terms of two of our leases and to the termination of several leases during 2006. The decrease in total revenue between 2004 and 2005 relates to the renegotiated lease terms of one of our leases and to transfer of a consolidating interest. The increase in total revenue between 2002 and 2003 relates to our initial acquisition of equipment leases with third parties.

(b)	During 2002, we entered into three interest rate swap contracts that increased our interest expense during 2002 by approximately
$788,000, or $27.15 per weighted average additional member share outstanding. During 2006, we received approximately $705,000, or $7.18 per weighted average additonal member share outstanding for terminating the three interest rate swap contracts. The decrease in our net loss between 2002 and 2003 cannot be attributible to any one event. The equipment leases we entered into during 2002 were performing as expected and the additional equipment leases we entered into during 2003 added to the overall decrease in our net loss from 2002 to 2003. During 2006, we reclassified the three Wilhelmsen bareboat charters from investments in operating leases to investments in finance leases, resulting in a decrease in depreciation expense of approximately 50%. During 2006, 2005 and 2004, we recorded impairment losses of approximately $3,005,000, $3,182,000 and $236,000, respectively, or $30.62, $32.40 and $2.39, respectively, per weighted average additional member share outstanding. The positive effect of our interest rate swap contacts reduced our interest expense during 2005 and 2004 by approximately $452,000 and $743,000, respectively, or $4.60 and $7.53, respectively, per weighted average additional member share outstanding.

Item 7. Manager's Discussion and Analysis of Financial Condition and Results of Operations

Our Manager’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Part I. Forward-Looking Statements” and “Item 1A. Risk Factors” located elsewhere in this Annual Report on Form 10-K.

Overview

We operate as an equipment leasing program in which the capital our members have invested is pooled together to make investments, pay fees and establish a small reserve. We primarily acquire equipment subject to lease, and to a lesser degree, acquire ownership rights to items of leased equipment at lease expiration. Some of our equipment leases are acquired for cash and provide current cash flow, which we refer to as “income” leases. For the other equipment leases, we finance the majority of the purchase price. We refer to these leases as “growth” leases. These growth leases generate little or no current cash flow because substantially all of the rental payments received from a lessee service the indebtedness associated with acquiring or financing the lease. We anticipate that the future value of the leased equipment will exceed our cash portion of the purchase price.

Current Business Environment and Outlook

We believe that domestic equipment leasing volume is correlated to overall business investments in equipment. According to information published by the Equipment Leasing and Finance Association, domestic business investment in equipment in 2006 is forecasted to be an estimated $794.0 billion from a low of $620.0 billion in 2002, while the corresponding forecast for equipment leasing volume in 2006 is estimated to be $220.0 billion from a low of $182.0 billion in 2003. In addition, we believe that a similar correlation exists in the international markets in which we expect that capital spending by corporations should continue to increase in 2007. Increased capital spending may increase available leases, thereby creating more opportunities in the leasing market. While lower interest rates will remain a key obstacle for the equipment leasing industries because of the increased likelihood of customers choosing to purchase rather than lease for business investments in equipment, we believe the leasing industry’s outlook for the foreseeable future is encouraging.

Other factors that may negatively affect the leasing industry are the proposed legal and regulatory changes that may affect tax benefits of leasing and the continued misperception by potential lessees, stemming from Enron, WorldCom and others, that leasing should not play a central role as a financing alternative. However, as overall business investment in equipment increases and interest rates remain higher, we are optimistic that more equipment leasing volume will increase as more lessees return to the marketplace.

Lease and Other Significant Transactions

We entered into the following lease and other significant transactions during the years ended December 31, 2006, 2005 and 2004:

Sale of two McDonnell Douglas DC-10-30F aircraft

During September 2002, we and Fund Eight B formed a joint venture, Aircraft 46835, for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft on lease with FedEx. The lease expired on March 31, 2007. We have an 85% interest in this joint venture. On December 27, 2002, the joint venture acquired the aircraft. Our portion of the purchase price was approximately $21,498,000, consisting of approximately $2,550,000, in cash and approximately $18,948,000 of non-recourse debt. The non-recourse debt accrues interest at 4.04% per year and matured in March 2007. The lender had a security interest in the aircraft and an assignment of the rental payments under the lease. Our Manager was paid an acquisition fee of approximately $759,000 relating to this transaction, of which we paid approximately $645,000.

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

Our Manager concluded, based upon an independent third party appraisal, that no impairments were required on this aircraft at December 31, 2006. At December 31, 2005, our Manager determined, based upon an independent third party appraisal that indicated the aircraft was impaired due to a slower than expected recovery in the air transportation industry, and recorded an impairment loss of approximately $3,182,000, to more closely approximate the adjusted book value to the current fair value of the aircraft.

During February 2003, we and Fund Eight B, formed a joint venture, ICON Aircraft 47820 LLC (“Aircraft 47820”), for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft and two spare engines (the “Aircraft and engines”) on lease to FedEx. The lease expired on March 31, 2007. We had a 10% interest in this joint venture. On March 11, 2003, Aircraft 47820 acquired the Aircraft and engines for approximaltely $27,288,00, which consisted of approximately $3,077,000 in cash and approximately $24,211,00 of non-recourse debt. Our portion of the purchase price was approximately $390,000 in cash. The non-recourse debt accrues interest at 4.035% per year and matured in March 2007. The lender had a security interest in the Aircraft and engines and an assignment of the rental payments under the lease. Our Manager was paid an acquisition fee of approximately $819,000 relating to this transaction, of which we paid approximately $82,000.

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

Our Manager has serious concerns about the propriety of the appraisal process and has advised FedEx that it believes that FedEx improperly interfered with the process and thereby negatively impacted the appraised price of the Aircraft and engines. Our Manager is thoroughly reviewing the facts with its outside legal counsel. On March 30, 2007, Aircraft 47820 sold the Aircraft and engines to FedEx for $5,475,000.  The final lease payment was paid to the leander, satisfying all remaining debt obligations.

Our Manager concluded, based upon an independent third party appraisal, that no impairments were required on the Aircraft and engines at December 31, 2006. At December 31, 2005, our Manager determined, based upon an independent third party appraisal that indicated the Aircraft and engines were impaired due to a slower than expected recovery in the air transportation industry, and recorded an impairment loss of approximately $3,626,000 to more closely approximate the adjusted book value to the current fair value of the aircraft. Our share of the impairment loss, which is reflected in income from investments in joint ventures on the accompanying consolidated statement of operations for the year ended December 31, 2005, is approximately $363,000.

Information Technology Equipment on lease with GEICO

On March 31, 2004, we and Fund Ten, formed a joint venture, ICON GeicJV, for the purpose of purchasing information technology equipment subject to a three year lease with Government Employees Insurance Company (“GEICO”). We have an interest of 26% in this joint venture. On April 30, 2004, ICON GeicJV acquired the information technology equipment. The lease expired on March 31, 2007. Our Manager has been notified that GEICO will return the equipment following the expiration of the lease. Our portion of purchase price was approximately $1,522,000 in cash. Our Manager was paid an acquisition fee of approximately $46,000 relating to this transaction.

Lease Renewal of Manufacturing Equipment

On April 30, 2003, we acquired a Double Kraft Paper Forming Tubing Unit on lease to Wildwood Industries, Inc. through January 2007 for approximately $1,350,000 in cash. Our Manager was paid acquisition fees of approximately $41,000 relating to this transaction. Pursuant to the terms of the lease, effective February 1, 2007, the lease has been extended for an additional twelve months under the same term as the original lease.

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

During March 2004, we acquired from Insight Investments Corporation an additional lease for computer equipment and corresponding parts. The lease expired on December 1, 2006. The purchase price was approximately $1,751,000, consisting of approximately $43,000 in cash and the assumption of approximately $1,708,000 of non-recourse debt. The non-recourse debt accrued interest at 5.36% per year and matured in December 2006. The lender had a security interest in the computer equipment and an assignment of the rental payments under the lease. The equipment was uninstalled during December 2006 and returned to us during January 2007. The associated estimated residual value of the equipment was subsequently reclassified to equipment held for sale or lease as of December 31, 2006. Our Manager is exploring our options with respect to re-leasing or selling this equipment. At December 31, 2006, based on recent sales estimates, we recorded an impairment of approximately $56,000.

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

On September 28, 2006, ICON Global Crossing II purchased state-of-the-art telecommunications equipment for approximately $12,044,000. This equipment is subject to a 48 month lease with Global Crossing Telecommunications, Inc and Global Crossing North American Networks, Inc. (collectively the “Global Crossing Group”) that commenced on November 1, 2006. We incurred acquisition fees payable to our Manager in the amount of $60,000 related to this transaction.

On October 31, 2006, Fund Eleven made a capital contribution of approximately $1,841,000 to ICON Global Crossing II. The contribution changed the interests for us, Fund Ten and Fund Eleven at October 31, 2006 to 14.4%, 72.3% and 13.3%, respectively. The additional contribution was used to purchase state-of-the-art telecommunications equipment subject to a 48 month lease with the Global Crossing Group that commenced on November 1, 2006.

Lease Extensions and Non-Recourse Debt Refinancing of Two Airbus Aircraft

Effective June 7, 2006, the owner trustee, in connection with the Cathay lease extension, refinanced the non-recourse debt related to the Cathay aircraft in which we have a 100% interest (the “Initial Refinancing”). The Initial Refinancing was entered into because the original non-recourse debt of approximately $44,250,000 was due to be repaid on June 12, 2006. We were required by the lender to pay down approximately $6,754,000 of the balloon payment as part of the Initial Refinancing. The principal balance of the Initial Refinancing was approximately $37,495,000 and was scheduled to mature on December 1, 2011, required a balloon payment of approximately $11,550,000 and accrued interest at the London Interbank Offered Rate (“LIBOR”) plus 0.80% per year. The Initial Refinancing required monthly payments of approximately $545,000 through May 2010 and approximately $495,000 through December 2011. We incurred approximately $197,000 of costs in connection with the Initial Refinancing. We expensed these costs to interest expense during the third quarter of 2006.

On August 1, 2006, the owner trustee was able to negotiate more favorable terms with a new lender and refinanced the Initial Refinancing (the “Second Refinancing”). In connection with the Second Refinancing, we were able to borrow approximately $6,242,000 of non-recourse debt. The principal balance of the Second Refinancing is approximately $43,800,000, and matures on December 1, 2011, requires a balloon payment of approximately $22,750,000 and accrues interest at 6.85% per year. The Second Refinancing requires monthly payments of approximately $545,000 through May 2010 and approximately $495,000 through December 2011. We paid approximately $749,000 of costs in connection with the Second Refinancing.

We had a commitment with respect to the Cathay aircraft in which we have a 100% interest to pay certain of the maintenance overhaul costs, which were incurred during June 2006. The total estimated costs for this maintenance overhaul were approximately $1,300,000 and were accrued at June 30, 2006. During November 2006, we paid approximately $1,300,000 for these maintenance overhaul costs.

Effective March 27, 2006, the owner trustee, in connection with the Cathay lease extensions, refinanced the non-recourse debt associated with the Cathay aircraft in which we have a 50% interest through an investment in ICON Aircraft 126 LLC (“ICON 126”) a joint venture with Fund Eight B. The refinancing was entered into because the original non-recourse debt of approximately $52,850,000 was due to be repaid on March 27, 2006. ICON 126 established, under the original lease, a reserve account totaling approximately $583,000, which was used to reduce the balloon payment to approximately $52,267,000. The refinanced non-recourse debt accrues interest at LIBOR plus 1.165%, matures on July 1, 2011 and requires a balloon payment of approximately $32,000,000 at maturity. The variable interest rate of the refinanced debt was fixed at 6.104% under the terms of the debt agreement, effective October 3, 2006.

During 2006 ICON 126 recognized a $182,020 capital contribution from both of its members of which $50,000 was for amounts relating to the maintenance reserve account and $132,020 related to costs paid by its members relating to the refinancing of the non-recourse debt.

ICON 126 had a commitment with respect to the Cathay aircraft that it owns to pay certain of the maintenance overhaul costs, which were incurred on or prior to March 27, 2006. ICON 126 had established a maintenance account, which totaled prior to incurring the maintenance overhaul costs, approximately $1,385,000 at September 30, 2006 (including interest accreted in the amount of approximately $31,000 through December 31, 2006), to pay for its portion of these costs. This account was funded by the lessee in accordance with the terms of the original lease. During September 2006, approximately $1,153,000 was paid for the maintenance overhaul costs.

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

Sale of Co-generation Facility

We and Fund Eight B formed a joint venture, ICON/Kenilworth LLC (“Kenilworth”), to acquire a natural gas-fired 25MW co-generation facility on lease to Schering-Plough Corporation through July 2004, which was subsequently extended through July 1, 2009. We had a 95% interest in this joint venture. Our portion of the purchase price of the co-generation facility was approximately $14,562,000, consisting of approximately $7,990,000 in cash and approximately $6,572,000 of non-recourse debt. The non-recourse debt included both senior and junior non-recourse debt, accrued interest at 10.61% per year and 9.86% per year, respectively, and both matured on July 1, 2004. The outstanding balances of both the senior and junior non-recourse debt were fully repaid at the end of the base lease term. Our Manager was paid an acquisition fee of approximately $460,000 relating to this transaction, of which we paid approximately $437,000.

During December 2004, we transferred a 25.87% interest in ICON SPK 2023-A, LLC (“SPK 2023-A”), a joint venture with Fund Eight B, to Fund Eight B in exchange for its entire 5% interest in the co-generation facility. We entered into this exchange to reduce Fund Eight B’s New Jersey State income tax obligations. Our Manager believed it was in their best interest to no longer have any interest in equipment held in New Jersey. After the exchange, we had a 100% interest in the co-generation facility and a 25.13% interest in SPK 2023-A. The fair value of the co-generation facility was determined using an independent third party appraisal and our Manager determined that fair value for SPK 2023-A, was its net book value, based upon our Manager’s knowledge of equipment leases held by SPK 2023-A.

On April 20, 2006, we sold this co-generation facility to a third party for $4,800,000 in cash. We incurred a loss of approximately $2,770,000 on the sale of this co-generation facility, which was recorded as an impairment loss at the end of March 2006.

Lease Extension and Non-Recourse Debt Refinancing of Vessels

Effective March 14, 2006, we extended the term of our bareboat charters with Wilhelmsen through December 22, 2013. The charter extension provides Wilhelmsen with the option to acquire the Vessels at the expiration of the charter extension for a nominal amount.

On May 18, 2006, we refinanced the non-recourse debt related to the Vessels and borrowed approximately an additional $22,043,000. The principal amount of the refinanced non-recourse debt is $51,000,000, which debt matures on December 22, 2013 and accrues interest at LIBOR plus 1.50% per year. The refinanced non-recourse debt requires quarterly payments ranging from $450,000 to $800,000. The lender has a security interest in the Vessels and an assignment of the rental payments under the charter. We paid approximately $630,000 in costs associated with the non-recourse debt refinancing. We expensed approximately $417,000 of loan origination costs associated with the original non-recourse debt to interest expense.

Simultaneously with the execution of the refinanced non-recourse debt, we entered into three interest rate swap contracts with Fortis Bank NV/SA, New York Branch in the aggregate amount of $51,000,000 in order to fix the variable interest rate on the non-recourse debt and minimize our risk of interest rate fluctuation. The interest rate swap contracts fixed the interest rate at 7.02% per year. On May 22, 2006, we received $705,000 from the original swap provider to terminate the original three interest rate swap contracts that applied to the original financing of the Vessels and, in accordance with accounting principles generally accepted in the United States of America ("GAAP"), were recorded through the statement of operations. We recognized a gain on this transaction of approximately $26,000.

Assignment of Sodium Chlorate Production Facility

On March 28, 2005, ICON Cash Flow Partners L.P. Seven (“L.P. Seven”), an entity also managed by our Manager, assigned its entire 50% interest in a lease with EKA Chemicals, Inc. ("EKA") to us for $745,000. This assignment was made in order for L.P. Seven to repay its outstanding debt obligation to us as pursuant to the contribution agreement that we entered into with some of our affiliates in connection with the line of credit agreement we had with Comerica Bank. This amount represented the fair value of L.P. Seven’s interest in EKA on March 28, 2005. This amount was determined to represent the fair value of the lease with EKA based upon the expected future cash flows from such lease. At December 31, 2005, we received the full payment of $745,000 from EKA.

Assignment of Rowan Cash Flow

On February 23, 2005, L.P. Seven assigned to us 3.02% of its rights in the profits, losses and cash flows from its limited partnership interest in an entity that owns a 100% interest in a mobile offshore drilling rig that is subject to lease with Rowan Companies, Inc. L.P. Seven assigned the rights to us as repayment of its $755,000 outstanding debt obligation to us pursuant to the contribution agreement that we entered into in connection with the line of credit agreement we had with Comerica Bank. This assignment increased our rights to the profits, losses and cash flows from L.P. Seven’s limited partnership interest from 2.60%, which were assigned to us in November 2004, to 5.62%. The repayment amount represented the Manager's estimated fair value of L.P. Seven's interest in the mobile offshore drilling rig at February 23, 2005. The fair value of the mobile offshore drilling rig was determined using an independent third party appraisal and cash flow analysis.  During the year ended December 31, 2006, we received approximately $253,000 in cash distributions related to this assignment.

Acquisition of Mitel Networks 3340 Global Branch Office Solution Phone Systems

During December 2004, we acquired a Mitel Networks 3340 Global Branch Office Solution Phone System subject to lease with CompUSA, Inc. The lease term expires during December 2008. The purchase price was approximately $173,000 in cash.

Acquisition of Medical Equipment

During December 2004, we acquired from Varilease Technology Finance Group, Inc., a portfolio of medical equipment consisting of two leases. These leases expire on December 31, 2008. The purchase price was approximately $2,046,000 in cash. Our Manager waived its acquisition fee relating to this transaction.

Recent Accounting Pronouncements

In April 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Financial Instruments”, an amendment to SFAS 133 and SFAS 140. SFAS 155 addresses what had been characterized as a temporary exemption from the application of the bifurcation requirements of SFAS 133 to beneficial interests in securitized financial assets. The adoption of SFAS 155 did not have any impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Accounting for Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative GAAP pronouncements to be measured at fair value. In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement No. 7 regarding the use of present value techniques in measuring fair value. SFAS 157 is effective for financial statements with fiscal years beginning after November 15, 2007. Our Manager is currently evaluating the impact of this pronouncement, but does not currently believe it will have a material impact on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 expresses the views of the SEC regarding the process of quantifying the materiality of financial misstatements. SAB 108 requires both the balance sheet and income statement approaches be used when quantifying the materiality of misstated amounts. In addition, SAB 108 contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. SAB 108 is effective for the fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

Our Manager does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Critical Accounting Policies

An appreciation of our critical accounting policies is necessary to understand our financial results. These policies may require our Manager to make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. We applied our critical accounting policies and estimation methods consistently in all periods presented.  We consider the following accounting policies to be critical to our business:

•	Lease classification and revenue recognition
•	Asset impairments
•	Depreciation
•	Derivative financial instruments

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

Our Manager has an investment committee that approves each new equipment transaction and lease acquisition. As part of its process, it determines the residual value to be used once the acquisition has been approved. The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and industry in which the potential lessee operates. Residual values are reviewed for impairment in accordance with our policy to review all significant assets in our portfolio.

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

The events or changes in circumstances which generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than our carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy our residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and we do not recover our residual position until the non-recourse note payable is repaid in full.

Depreciation

We will record depreciation expense on equipment classified as an operating lease.  In order to calculate depreciation, we first will determine the depreciable equipment cost, which is the cost less the estimated residual value.  The estimated residual value is our estimate of the value of the equipment at lease termination.  The estimated residual value is reviewed annually, by our Manager, to determine whether an impairment charge may be required.  Our Manager will use qualified independent third party appraisers to assist in the review process. Depreciation expense is recorded ratably over the term of the related lease.

Derivative Financial Instruments

We account for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which established accounting and reporting standards for derivative instruments. SFAS 133 has been amended by SFAS No. 137, issued in June 1999, by SFAS No. 138, issued in June 2000 and by SFAS No. 149, issued in June 2003.

SFAS 133, as amended, requires us to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value or cash flow hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments.

We designate derivative financial instruments as either a hedge or a derivative instrument. For hedging instruments, at the trade date, these instruments and their hedging relationship are identified, designated and documented. For derivative financial instruments designated as hedge instruments, we evaluate the effectiveness of these hedges, at least quarterly, to ensure that there remains a highly effective correlation in the hedge relationship. Once the hedge relationship is established the effective portion of the hedge is recorded on the consolidated balance sheet as a component of members’ equity, accumulated other comprehensive income, while the ineffective portion, if any, is recognized as an expense in our consolidated statements of operations.

For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized into our earnings in the period in which the changes occur or when such instruments are settled.

Results of Operations for the Years Ended December 31, 2006 (“2006”) and 2005 (“2005”)

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

Revenue for 2006 and 2005 are summarized as follows:

	Years Ended December 31,
	2006	2005 (1)	Change
Total revenue	$24,885,153	$30,349,467	$(5,464,314)

Rental income	17,863,494	28,934,363	(11,070,869)
Finance income	6,461,861	1,318,855	5,143,006
(Loss) income from investments in joint ventures	(279,072)	345,661	(624,733)
Net gain (loss) on sales of equipment	128,181	(301,052)	429,233
Interest and other income	710,689	51,640	659,049

(1) Certain reclassifications have been made to the accompanying consolidated financial statements in prior years to conform to the current presentation.

Total revenue for 2006 decreased by $5,464,314, or 18.0%, as compared to 2005. This decrease was due to a decrease in rental income and a loss from investments in joint ventures during 2006. On March 14, 2006, we renegotiated our charters with Wilhelmsen, and in connection with the charter extensions, we reclassified the charters from operating leases to finance leases in accordance with GAAP. This change in lease classification caused our rental income to decrease while increasing our finance income. The loss from our investments in joint ventures was primarily due to the lease extension completed with Cathay during March 2006, which reduced the rental income of our joint venture, ICON 126, whose sole asset is an Airbus A340-313X aircraft. The increase in interest and other income is primarily due to the foreign exchange gain recognized on our sales of investments in unguaranteed residual values during 2006, interest on the cash received with regard to the Wilhelmsen refinancing discussed above and to cash received for the sales of equipment in 2006.

Expenses for 2006 and 2005 are summarized as follows:

	Years Ended December 31,
	2006	2005	Change
Total expenses	$25,553,056	$33,126,595	$(7,573,539)

Impairment loss	3,005,403	3,182,485	(177,082)
Depreciation and amortization	10,579,026	21,328,939	(10,749,913)
Interest	6,897,802	5,653,467	1,244,335
Management fees - Manager	2,114,283	2,131,445	(17,162)
Administrative expense reimbursements - Manager	596,881	647,534	(50,653)
Maintenance expense	1,317,361	-	1,317,361
General and administrative	607,142	596,519	10,623
Minority interest	435,158	(413,794)	848,952

Total expenses for 2006 decreased by $7,573,539, or 22.9%, as compared to 2005. This decrease is primarily the result of the decrease in depreciation and amortization expense resulting from the change in the lease classification of our charters with Wilhelmsen discussed above, and to a lesser extent the decrease in depreciation on FedEx discussed in conjunction with minority interest below. The increase in interest expense is related to our net increase in non-recourse debt, during 2006 of approximately 21,855,000. Additionally the interest rate on our refinanced debt related to Wilhelmsen increased from 4.85% to 7.02% per year. The increase in maintenance expense is due to the one time charge for maintenance overhaul costs incurred in 2006. The increase in minority interest expense is due to the increase in net income on our consolidating interest in FedEx resulting from the impairment charge at December 31, 2005, which decreased depreciation expense.

Net Loss

As a result of the foregoing factors, the net loss for 2006 was $667,903 as compared to $2,777,128 for 2005. The net loss per weighted average number of additional members’ shares outstanding for 2006 was $6.74 as compared to net loss per weighted average number of additional members’ shares outstanding for 2005, which was $27.99.

Results of Operations for the Years Ended December 31, 2005 (“2005”) and 2004 (“2004”)

Revenue for 2005 and 2004 are summarized as follows:

	Years Ended December 31,
	2005 (a)	2004	Change
Total revenue	$30,349,467	$33,240,316	$(2,890,849)

Rental income	28,934,363	31,111,650	(2,177,287)
Finance income	1,318,855	1,656,960	(338,105)
(Loss) income from investments in joint ventures	345,661	425,066	(79,405)
Net gain (loss) on sales of equipment	(301,052)	(65,074)	(235,978)
Interest and other income	51,640	111,714	(60,074)

(a) Certain reclassifications have been made to the accompanying consolidated financial statements in prior years to conform to the current presentation.

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

Expenses for 2005 and 2004 are summarized as follows:

	Years Ended December 31,
	2005	2004	Change
Total expenses	$33,126,595	$33,258,084	$(131,489)

Impairment loss	3,182,485	236,003	2,946,482
Depreciation and amortization	21,328,939	22,968,907	(1,639,968)
Interest	5,653,467	6,170,420	(516,953)
Management fees - Manager	2,131,445	2,109,282	22,163
Administrative expense reimbursements - Manager	647,534	1,139,479	(491,945)
General and administrative	596,519	528,722	67,797
Minority interest	(413,794)	105,271	(519,065)

Expenses for 2005 decreased by $131,489, or 0.4%, as compared to 2004. The overall decrease in expenses is due primarily to the renegotiated lease terms of the Kenilworth lease, which resulted in decreased depreciation expense on the co-generation plant held by Kenilworth. The decrease in interest expense was due to the renegotiated lease terms on the Kenilworth lease, which resulted in a repayment of the note payable in July 2004 and the increase in the value of our interest rate swaps which resulted in a decrease of interest expense of approximately $452,000. The increase in impairment loss was due to our Manager’s determination that one of the aircraft was impaired, which also decreased minority interest expense. The impairment charge was approximately $3,182,000.

Net Loss

As a result of the foregoing factors, the net loss for 2005 was $2,777,128, as compared to the net loss for 2004 of $17,768.  The net loss per weighted average number of additional members’ shares outstanding for 2005 was $27.99, as compared to the net loss per weighted average number of additional members’ shares outstanding for 2004 of $0.18.

Liquidity and Capital Resources

 Sources and Uses of Cash

At December 31, 2006 and 2005, we had cash and cash equivalents of $19,730,600 and $2,237,797, respectively. During our offering period our main source of cash was from financing activities and during our reinvestment period our main source of cash has been from investing activities, which we expect to continue during our liquidation period. During our offering period our main use of cash was from investing activities and during our reinvestment period our main use of cash has been from financing activities, which we anticipate will continue during our liquidation period.

Operating Activities

Sources of cash

Our main source of cash from operating activities in 2006 was primarily from the collection of non-financed receivables from our finance leases of approximately $3,965,000, from the following lessees, approximately $902,000 from Wildwood Industries, Inc (“Wildwood”), Metaldyne Corporation (“Metaldyne”) of approximately $87,000 which was sold during March 2006, and Advanced Micro Devices, Inc. (“AMD”) of approximately $2,928,000. Our main source of cash from operating activities in 2005 was primarily from the collection of non-financed receivables from finance leases of approximately $5,186,000, which were received from our finance leases with Wildwood of approximately $932,000, Metaldyne of approximately $417,000, and with AMD of $3,089,000. Additionally, we received approximately $745,000 from EKA Chemicals, Inc. The $745,000 was the only installment due to us under the terms of the investment. Our main source of cash from operating activities in 2004 was primarily from the collection of non-financed receivables from finance leases of approximately $4,393,000, which were received from our finance leases with Wildwood of approximately $853,000, AMD, Inc. of approximately $3,089,000, and Metaldyne of approximately $451,000.

Investing Activities

Sources of cash

Our sources of cash from investing activities in 2006 consisted of proceeds from the sales of equipment of approximately $7,865,000, which consisted of the proceeds we received from the sale of the Kenilworth facility of approximately $4,800,000, the sale of manufacturing equipment from Metaldyne for approximately $1,931,000, $1,104,000 for the sale of the investment in unguaranteed residual value and $30,000 for the sale of the information technology equipment, and to distributions received from our joint ventures of approximately $813,000, of which we received approximately $105,000 from ICON Global Crossing II, approximately $471,000 from ICON GeicJV, and approximately $237,000 from SPK 2023-A. Our sources of cash from investing activities in 2005 consisted of proceeds from the sales of equipment of approximately $801,000, which consisted of the proceeds we received from the sales of our investment in unguaranteed residual values, and distributions received from joint ventures of approximately $658,000, of which we received approximately $360,000 from our ICON GeicJV and approximately $298,000 from SPK 2023-A. Our sources of cash from investing activities in 2004 consisted of proceeds from the sales of equipment of approximately $296,000, which consisted of approximately $24,000 from Texas Genco, LLC, for material handling equipment, approximately $259,000 from our then consolidating entity SPK 2023-A for manufacturing and material handling equipment, approximately $13,000 for our sale of investment in unguaranteed residual value, and distributions received from joint ventures of approximately $581,000, of which we received approximately $479,000 from ICON GeicJV and approximately $102,000 from SPK 2023-A.

 Uses of cash

Our use of cash from investing activities in 2006 was approximately $2,091,000, for investments in joint ventures, of which approximately $2,000,000 was for our investment in Global Crossing II, and $91,000 was for our investment in ICON 126. Our uses of cash from investing activities in 2005 were for loans and advances to affiliates of $1,500,000, which were repaid with investments, and approximately $575,000, for amounts paid to Fund Ten for our Comp USA and Rite-Aid operating leases acquired in 2004. Our uses of cash from investing activities in 2004 were distributions to minority interest owners of our consolidated joint ventures of approximately $925,000, of which approximately $6,000 was paid to Kenilworth and $919,000 was paid to Fund Eight B, investments in various leases and joint ventures of approximately $4,300,000, which primarily consisted of investments in operating leases of approximately $600,000 for information technology equipment on lease to Rite-Aid and Comp USA, approximately $2,100,000 for medical equipment on lease to Hudson Crossing Surgery Center and Short Hills Surgery Center and approximately $1,600,000 for our investment in ICON GeicJV, in addition to loans and advances to affiliates of approximately $650,000.

Financing Activities

Sources of cash
Our sources of cash in 2006 consisted of proceeds from non-recourse borrowings of approximately $28,723,000, from our refinancing of our Wilhelmsen charters and Cathay leases proceeds from our recourse borrowings of approximately $875,000 and one-time proceeds from the termination of our interest rate swap contracts relating to our Wilhelmsen charters of approximately $705,000. We do not anticipate future proceeds from our non-recourse borrowings. Our source of cash from financing activities in 2005 was from proceeds we received from our recourse debt in the amount of $4,535,000.

Uses of cash
Our uses of cash from financing activities in 2006 were cash distributions paid to our members of approximately $8,920,000, the repayment of non-recourse borrowings of approximately $6,868,000, repayment of recourse borrowings of approximately $5,410,000, and approximately $1,200,000 relating to costs incurred for various non-recourse debt refinancings. We do not anticipate any future cash outflows for the repayment of non-recourse debt or for the costs related to obtaining such non-recourse debt. Our uses of cash from financing activities in 2005 were primarily cash distributions to our members of approximately $8,929,000 and the redemption of additional member shares of approximately $161,000. Our uses of cash from financing activities in 2004 were cash distributions to our members of approximately $8,849,000 and the redemption of additional member shares of approximately $521,000.

Financings and Borrowings

We have non-recourse debt obligations. The non-recourse debt obligations are being paid directly to the lenders by the lessees and accrue interest at rates ranging from 4.04% per year to 9.50% per year. The outstanding balances of our non-recourse debt at December 31, 2006 and 2005 were $92,480,648 and $93,247,942, respectively.

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

Effective June 7, 2006, the owner trustee, in connection with the Cathay lease extension, refinanced the non-recourse debt related to the Cathay aircraft, in which we have a 100% interest, (the “Initial Refinancing”). The Initial Refinancing was entered into due to the fact that the original non-recourse debt of approximately $44,250,000, was due to be paid on June 12, 2006. We were required by the Lender to pay down approximately $6,754,000 of the balloon payment as part of the Initial Refinancing. The principal balance of the Initial Refinancing was approximately $37,495,000, was scheduled to mature on December 1, 2011, required a balloon payment of approximately $11,550,000 and accrued interest at LIBOR plus 0.80% per year. The Initial Refinancing required monthly payments of approximately $545,000 through May 2010 and approximately $495,000 through December 2011.

On August 1, 2006, the owner trustee was able to negotiate more favorable terms with a new lender and refinanced the Initial Refinancing (the “Second Refinancing”). In connection with the Second Refinancing, we were able to borrow approximately $6,242,000 of non-recourse debt. The principal balance of the Second Refinancing is approximately $43,800,000, and matures on December 1, 2011, requires a balloon payment of approximately $22,750,000 and accrues interest at 6.85% per year. The Second Refinancing requires monthly payments of approximately $545,000 through May 2010 and approximately $495,000 through December 2011. We paid approximately $749,000 of costs in connection with the Second Refinancing.

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

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at December 31, 2006. The Loan Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Loan Agreement.

In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the “Contribution Agreement”), pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the Loan Agreement, as applied to such Borrower and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower. The Borrowers are in compliance with the Contribution Agreement at December 31, 2006 and no amounts are due to or payable by us under the Contribution Agreement.

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Loan Agreement. The changes to the Loan Agreement included, but are not limited to, an extension of the Facility from August 31, 2007 to September 30, 2008 and the lowering of (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market (the “LIBOR Rate”) plus 2.75% per year to the LIBOR Rate plus 2.5% per year. In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer have to maintain a cash reserve. The interest rate at December 31, 2006 was 8.25%.

Aggregate borrowings by all Borrowers under the Facility amounted to $3,125,000 at December 31, 2006. We had no borrowings outstanding under the Facility at December 31, 2006.

Our Manager believes that with the cash we have currently available, cash being generated from our equipment leases and cash from the proceeds from sales of equipment, we have sufficient cash to continue our operations into the foreseeable future. We have the ability to borrow funds under the Facility if necessary. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessees’ business that are beyond our control. See “Part II, Item 1A. Risk Factors”.

Distributions

We pay monthly distributions to our members beginning with the first month after the member’s admission through the termination of our reinvestment period, which we anticipate will be April 29, 2008, unless that date is extended for up to an additional three years, in our Manager’s sole discretion. We paid distributions to additional members for the years ended December 31, 2006, 2005 and 2004 in the amount of $8,831,229, $8,840,105 and $8,758,942. We paid distributions to our Manager for the year ended December 31, 2006, 2005 and 2004 in the amount of $89,204, $89,294 and $89,744.

Contractual Obligations and Commitments

At December 31, 2006, we have non-recourse debt obligations. The lenders have security interests in the equipment relating to each non-recourse debt instrument and an assignment of the rental payments under the leases associated with the equipment. If the lessee were to default on the non-recourse debt the equipment would be returned to the lender in extinguishment of the non-recourse debt. At December 31, 2006, our outstanding non-recourse indebtedness was $92,480,648. We are a party to the Facility, as discussed in the financing and borrowings section above, although we had no borrowings under the Facility at December 31, 2006.

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

In general, we manage our exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. We may, however, finance leases with a floating interest rate and we are therefore exposed to interest rate risk until fixed rate financing is arranged.

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

Effective March 14, 2006, we refinanced the non-recourse debt obligations related to the three car and truck carrying vessels that are subject to bareboat charters with Wilhelmsen. The non-recourse debt accrues interest at LIBOR plus 1.50% per year. Simultaneously with the refinancing, we entered into three identical interest rate swap contracts, each having a notional amount of $17,000,000, with Fortis Bank NV/SA, New York Branch. We entered into these agreements in order to effectively fix the variable interest rate on the non-recourse debt. The interest rate swap contracts fixed the interest rate with respect to the non-recourse debt at 7.02% per year.

We manage our exposure to equipment and residual risk by monitoring the markets our leased equipment are in and maximizing remarketing proceeds through the re-lease or sale of equipment.

Item 8. Consolidated Financial Statements and Supplementary Data

The Members
ICON Income Fund Nine, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of ICON Income Fund Nine, LLC (a Delaware limited liability company) and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Income Fund Nine, LLC and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hays & Company LLP

April 2, 2007
New York, New York

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets
December 31,

ASSETS

	2006	2005
Cash and cash equivalents	$19,730,600	$2,237,797

Investments in finance leases:
Minimum rents receivable	70,895,398	11,895,122
Estimated unguaranteed residual values	1,207,567	1,753,811
Initial direct costs, net	24,109	124,284
Unearned income	(28,697,566)	(1,256,271)

Net investments in finance leases	43,429,508	12,516,946

Investments in operating leases:
Equipment, at cost	104,106,477	195,639,121
Accumulated depreciation	(42,657,483)	(70,791,992)

Net investments in operating leases	61,448,994	124,847,129

Investments in joint ventures	6,472,600	5,473,170
Investments in unguaranteed residual values	2,147,793	3,339,010
Interest rate swap contracts	-	720,458
Due from Manager and affiliates	-	136,760
Other assets, net	3,958,163	2,364,289

Total assets	$137,187,658	$151,635,559

LIABILITIES AND MEMBERS' EQUITY

Liabilities:
Notes payable - non-recourse	$92,480,648	$93,247,942
Revolving loan facility - recourse	-	4,535,000
Accrued expenses and other liabilities	915,793	653,581
Deferred rental income	-	269,184
Interest rate swap contracts	639,304	-
Due to Manager and affiliates	193,480	196,673
Minority interest	625,084	189,926

Total liabilities	94,854,309	99,092,306

Commitments and contingencies

Members' equity:
Manager (one share outstanding, $1,000 per share
original issue price)	(431,964)	(336,081)
Additional Members (98,102 and 98,144 shares outstanding,
$1,000 per share original issue price)	43,404,617	52,924,519
Accumulated other comprehensive income	(639,304)	(45,185)

Total members' equity	42,333,349	52,543,253

Total liabilities and members' equity	$137,187,658	$151,635,559

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
Years Ended December 31,

	2006	2005	2004
Revenue
Rental income	$17,863,494	$28,934,363	$31,111,650
Finance income	6,461,861	1,318,855	1,656,960
(Loss) income from investments in joint ventures	(279,072)	345,661	425,066
Net gain (loss) on sales of equipment	128,181	(301,052)	(65,074)
Interest and other income	710,689	51,640	111,714

Total revenue	24,885,153	30,349,467	33,240,316

Expenses
Impairment loss	3,005,403	3,182,485	236,003
Depreciation and amortization	10,579,026	21,328,939	22,968,907
Interest	6,897,802	5,653,467	6,170,420
Management fees - Manager	2,114,283	2,131,445	2,109,282
Administrative expense reimbursements - Manager	596,881	647,534	1,139,479
Maintenance expense	1,317,361	-	-
General and administrative	607,142	596,519	528,722
Minority interest	435,158	(413,794)	105,271

Total expenses	25,553,056	33,126,595	33,258,084

Net loss	$(667,903)	$(2,777,128)	$(17,768)

Net loss allocable to:
Additional Members	$(661,224)	$(2,749,357)	$(17,590)
Manager	(6,679)	(27,771)	(178)

	$(667,903)	$(2,777,128)	$(17,768)

Weighted average number of additional member
shares outstanding	98,123	98,215	98,695

Net loss per weighted average additional
member share outstanding	$(6.74)	$(27.99)	$(0.18)

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Changes in Members' Equity
Years Ended December 31, 2004, 2005 and 2006

				Accumulated
	Additional Member	Additional		Other Comprehensive	Total Members'
	Shares	Members	Manager	Income (Loss)	Equity
Balance, January 1, 2004	98,991	$73,972,042	$(129,094)	$-	$73,842,948

Additional members' shares redeemed	(643)	(520,691)	-	-	(520,691)
Cash distributions to members	-	(8,758,942)	(89,744)	-	(8,848,686)
Net loss	-	(17,590)	(178)	-	(17,768)

Balance, December 31, 2004	98,348	64,674,819	(219,016)	-	64,455,803

Additional members' shares redeemed	(204)	(160,838)	-	-	(160,838)
Cash distributions to members	-	(8,840,105)	(89,294)	-	(8,929,399)
Foreign currency translation adjustment	-	-	-	(45,185)	(45,185)
Net loss	-	(2,749,357)	(27,771)	-	(2,777,128)

Balance, December 31, 2005	98,144	52,924,519	(336,081)	(45,185)	52,543,253

Additional members' shares redeemed	(42)	(27,449)	-	-	(27,449)
Cash distributions to members	-	(8,831,229)	(89,204)	-	(8,920,433)
Foreign currency translation adjustment	-	-	-	45,185	45,185
Change in valuation of interest rate					-
swap contracts				(639,304)	(639,304)
Net loss	-	(661,224)	(6,679)	-	(667,903)

Balance, December 31, 2006	98,102	$43,404,617	$(431,964)	$(639,304)	$42,333,349

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
Years Ended December 31,

	2006	2005	2004
Cash flows from operating activities:
Net loss	$(667,903)	$(2,777,128)	$(17,768)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(13,470,826)	(26,690,121)	(29,914,946)
Finance income	(6,461,861)	(1,318,854)	(1,656,960)
Loss (income) from investments in joint ventures	279,072	(345,662)	(425,066)
Net (gain) loss on sales of equipment	(128,181)	301,052	65,074
Net gain on sale of interest rate swap contracts	(25,656)	-	-
Impairment loss	3,005,403	3,182,485	236,003
Depreciation and amortization	10,579,026	21,328,939	22,968,907
Interest expense on non-recourse financing paid directly
to lenders by lessees	5,850,979	5,918,949	6,826,076
Change in fair value of interest rate swap contracts	41,114	(451,962)	(743,044)
Minority interest in joint ventures	435,158	(413,794)	105,271
Changes in operating assets and liabilities:
Collection of principal - non-financed receivables	3,965,426	5,185,643	4,392,885
Due to/from Manager and affiliates	133,567	208,151	919,796
Other assets	697,010	(258,520)	160,981
Accrued expenses and other liabilities	347,212	199,218	193,988
Deferred rental income	(1,613,143)	44,119	99,432

Net cash provided by operating activities	2,966,397	4,112,515	3,210,629

Cash flows from investing activities:
Proceeds from sales of equipment	7,864,799	800,845	296,009
Investments in operating leases and direct finance leases	-	(574,727)	(2,823,323)
Investments in joint ventures	(2,091,010)	-	(1,521,571)
Loans and advances to affiliate	-	(1,500,000)	(650,000)
Distributions to minority interest in joint venture	-	-	(925,108)
Distributions received from joint ventures	812,508	657,446	580,954

Net cash provided by (used in) investing activities	6,586,297	(616,436)	(5,043,039)

Cash flows from financing activities:
Cash distributions paid to members	(8,920,433)	(8,929,399)	(8,848,686)
Proceeds from non-recourse borrowings	28,722,634	-	-
Repayment of non-recourse borrowings	(6,867,630)	-	-
Proceeds from recourse borrowings	875,000	4,535,000	-
Repayment of recourse borrowings	(5,410,000)	-	-
Fiancing costs paid	(1,182,198)	(107,628)	-
Proceeds from sale of interest rate swap contracts	705,000	-	-
Cash paid for additional members' shares redeemed	(27,449)	(160,838)	(520,691)

Net cash provided by (used in) financing activities	7,894,924	(4,662,865)	(9,369,377)

Effects of exchange rates on cash and cash equivalents	45,185	(45,185)	-

Net increase (decrease) in cash and cash equivalents	17,492,803	(1,211,971)	(11,201,787)
Cash and cash equivalents, beginning of year	2,237,797	3,449,768	14,651,555

Cash and cash equivalents, end of year	$19,730,600	$2,237,797	$3,449,768

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
Years Ended December 31,

	2006	2005	2004
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$164,267	$159,800	$87,388

Supplemental disclosure of non-cash investing and financing activities:
Non-cash portion of equipment purchased with non-recourse debt	$-	$-	$7,979,500
Principal and interest paid on non-recourse notes payable
paid directly to lenders by lessees	$28,473,277	$29,655,779	$32,007,317
Reclassification of net assets from investments in operating
leases to investments in finance leases	$45,399,576	$-	$-
Other Assets acquired from affiliate in exchange
for amounts owed	$-	$755,000	$650,000
Interest in Finance Lease acquired from affiliate in
exchange for amounts owed	$-	$745,000	$-

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

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

The principal objective of the LLC is to obtain the maximum economic return from its investments for the benefit of its members. To achieve this objective, the LLC: (i) acquires a diversified portfolio of leases and financing transactions; (ii) makes monthly cash distributions to its members commencing with each member's admission to the LLC, continuing through the reinvestment period, which period the LLC expects will end no later than April 29, 2008, but may be extended for an additional three years at the discretion of its Manager; (iii) re-invests substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period; and (iv) after the reinvestment period, which is known as the liquidation period, the LLC will dispose of its investments and distribute the excess cash from sales of such investments to its members.

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

The initial capitalization of the LLC was $1,000 contributed by the Manager. The LLC offered membership interests with the intention of raising up to $100,000,000 of capital from additional members. The LLC commenced business operations on its initial closing date, December 18, 2001, when it admitted 1,250 membership interests, representing $1,249,910 of capital contributions. Between December 19, 2001 and April 30, 2003, the final closing date, the LLC admitted additional members owning 98,416 membership interests, representing $98,403,564 of capital contributions and bringing the total membership interests to 99,666 representing $99,653,474 of capital contributions. Through December 31, 2006, the LLC redeemed 1,564 additional membership interests, leaving 98,102 additional membership interests outstanding at December 31, 2006.

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

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(2) Summary of Significant Accounting Policies

Basis of Presentation

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

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the LLC estimates uncollectibility of receivables by analyzing lessee concentrations, creditworthiness and current economic trends. The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely.

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
December 31, 2006, 2005 and 2004

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

Unguaranteed Residual Values

The LLC carries its investments in unguaranteed residual values at cost. The net book value is equal to or less than the fair value at each reporting period, and is subject to the LLC's policy relating to impairment review.

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
December 31, 2006, 2005 and 2004

(2) Summary of Significant Accounting Policies - continued

For operating leases, rental income is recognized on the straight line method over the lease term. Billed and uncollected operating lease receivables are included in other assets. Deferred income is the difference between the timing of the cash payments and the income recognized on a straight line basis.

Derivative Financial Instruments

When possible, the LLC uses derivative financial instruments to mitigate the variable cash flows associated with the LLC’s variable rate debt. All derivatives are recognized on the balance sheet at fair value. Certain derivatives, at inception, are designated as hedges and evaluated for effectiveness at least quarterly throughout the hedge period. These derivatives are designated as either (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge), or (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge). The LLC only had cash flow hedges at December 31, 2006.

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

When possible, the LLC manages its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The LLC may finance leases with a floating interest rate and it is therefore exposed to interest rate risk until fixed rate financing is arranged. To hedge its variable interest rate risk, the LLC may enter into interest rate swap contracts that will effectively convert the underlying floating interest rates to a fixed interest rate. Statement of Financial Accounting Standard ("SFAS") No. 133 (“SFAS 133”) requires that derivative financial instruments used for hedging must be specifically matched with the underlying exposures to an outside third party and documented contemporaneously to qualify for hedge accounting treatment. Management has determined that the LLC did not meet the contemporaneous documentation requirements to meet the hedging requirements with respect to the interest rate swap contracts entered into in 2002.

The LLC carries all derivative financial instruments on the consolidated balance sheet at fair value. The LLC designates derivative financial instruments as either a hedge or a derivative instrument. For hedging instruments, at inception of the transaction, these instruments and their hedging relationship are identified, designated and documented. Once the hedge relationship is established the effective portion of the hedge is recorded on the consolidated balance sheet as a component of members’ equity, accumulated other comprehensive income, while the ineffective portion, if any, is recognized as an expense in the LLC’s consolidated statements of operations. The LLC assesses, both at inception of the transaction and on a quarterly basis, whether the derivative financial instruments used in hedging transactions are highly effective in offsetting changes in the cash flows of hedged items.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(2) Summary of Significant Accounting Policies - continued

For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized into the LLC’s earnings in the period in which the changes occur or when such instruments are settled.

The LLC assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative financial instruments used in hedging transactions are highly effective in offsetting changes in the cash flow hedged items.

Share Redemption

The LLC may, at its discretion, redeem shares from a limited number of its additional members, as provided for in its LLC Agreement. The redemption price for any shares approved for redemption is based upon a formula, as provided for in the LLC Agreement. Members are required to hold their shares for at least one year before redemptions will be permitted.

Per Share Data

Net loss per share is based upon the weighted average number of additional member shares outstanding during the year.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the allowance for doubtful accounts, depreciation and amortization, residual values and impairments. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In April 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Financial Instruments” (“SFAS 155”), amendment to SFAS 133 and SFAS 140. SFAS 155 addresses what had been characterized as a temporary exemption from the application of the bifurcation requirements of SFAS 133 to beneficial interests in securitized financial assets. The adoption of SFAS 155 did not have any impact on the LLC’s consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(2) Summary of Significant Accounting Policies - continued

In September 2006, the FASB issued SFAS No. 157, “Accounting for Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative GAAP pronouncements to be measured at fair value. In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement No. 7 regarding the use of present value techniques in measuring fair value. SFAS 157 is effective for financial statements with fiscal years beginning after November 15, 2007. The Manager is currently evaluating the impact of this pronouncement, but does not currently believe it will have a material impact on the LLC’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 expresses the views of the SEC regarding the process of quantifying the materiality of financial misstatements. SAB 108 requires both the balance sheet and income statement approaches be used when quantifying the materiality of misstated amounts. In addition, SAB 108 contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. SAB 108 is effective for the fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the LLC’s consolidated financial statements.

The Manager does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the accompanying consolidated financial statements in prior years to conform to the current presentation.

(3) Investments in Finance Leases

On March 28, 2005, ICON Cash Flow Partners L.P. Seven (“L.P. Seven”), an entity also managed by the Manager, assigned its entire 50% interest in a lease with EKA Chemicals, Inc. (“EKA”) to the LLC for $745,000. This assignment was made in order for L.P. Seven to repay its outstanding debt obligation to the LLC as required by the contribution agreement the LLC entered in to with some of its affiliates in connection with the line of credit the LLC had with Comerica Bank. This amount represented L.P. Seven’s fair value of its interest in the EKA lease on March 28, 2005 based upon expected future cash flows. At December 31, 2005, the LLC received the full payment of $745,000 from EKA.

During March 2004, the LLC acquired from Insight Investments Corporation a lease for computer equipment and corresponding parts. The purchase price was approximately $3,036,000, consisting of approximately $74,000 in cash and the assumption of approximately $2,962,000 of non-recourse debt. The lease expired on December 1, 2006. The equipment was uninstalled during December 2006 and returned to the LLC during January 2007. The associated estimated residual value of the equipment was reclassified to equipment held for sale or lease at December 31, 2006. The Manager is exploring options with respect to re-leasing or selling this equipment.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(3) Investments in Finance Leases - continued

During March 2004, the LLC acquired from Insight Investments Corporation an additional lease for computer equipment and corresponding parts. The purchase price was approximately $1,751,000, consisting of approximately $43,000 in cash and the assumption of approximately $1,708,000 of non-recourse debt. The lease expired on December 1, 2006. The equipment was uninstalled during December 2006 and returned to the LLC during January 2007. The associated estimated residual value of the equipment was reclassified to equipment held for sale or lease at December 31, 2006. The Manager is exploring options with respect to re-leasing or selling this equipment.

During March 2004, the LLC acquired various pieces of computer equipment consisting of DMX hard drives, Brocade 12000 Directors with 128 usable ports and associated hardware from Insight Investments Corporation for approximately $3,392,000, consisting of approximately $83,000 in cash and the assumption of approximately $3,309,000 of non-recourse debt. The equipment was leased to an unrelated third-party lessee under a lease which was scheduled to expire in December 2007. During October 2006, the lessee purchased the leased equipment by prepaying the remaining outstanding non-recourse debt balance of approximately $1,100,000 and paying the LLC approximately $30,000. The LLC recognized a loss of approximately $87,000 on this sale.

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

During September 2002, the LLC acquired three car and truck carrying vessels (the “Vessels”) on bareboat charter to Wilhelmsen Lines Shipowning AS (“Wilhelmsen”) through December 22, 2008. Effective March 14, 2006, the LLC extended the terms of its bareboat charters with Wilhelmsen through December 22, 2013. The charter extension includes a provision that provides Wilhelmsen to own the Vessels at the expiration of the charter extension for a nominal amount. Accordingly, the LLC reclassified the net book value of the Vessels of approximately $45,399,000 from investments in operating leases to investments in finance leases as of March 14, 2006. The non-recourse debt associated with the Vessels was refinanced on May 18, 2006 (See Note 8).

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(3) Investments in Finance Leases - continued

Non-cancelable minimum annual amounts due on investments in finance leases over the next five years are as follows at December 31, 2006:

Years Ending
December 31,
2007	$14,565,303
2008	$11,964,949
2009	$9,307,500
2010	$9,061,125
2011	$8,322,000

(4) Investments in Operating Leases

Investments in operating leases consist of the following at December 31, 2006 and 2005:

	December 31,	December 31,
	2006	2005
Aircraft	$93,978,544	$93,978,544
Cargo vessels	-	75,664,671
Co-generation facility	-	15,787,934
Railcars	5,631,436	5,631,436
Material handling, telecommunication and computer equipment	4,496,497	4,576,536

	104,106,477	195,639,121
Accumulated depreciation	(42,657,483)	(70,791,992)

	$61,448,994	$124,847,129

Aircraft

During September 2002, the LLC and ICON Income Fund Eight B L.P. (“Fund Eight B”), an entity also managed by the Manager, formed a joint venture, ICON Aircraft 46835 LLC (“Aircraft 46835”), for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft on lease with Federal Express Corporation (“FedEx”). The lease expired on March 31, 2007. The LLC and Fund Eight B have interests in the joint venture of 85% and 15%, respectively. On December 27, 2002, Aircraft 46835 acquired the aircraft for approximately $21,498,000, consisting of approximately $2,550,000, in cash and approximately $18,948,000 of non-recourse debt. The non-recourse debt accrues interest at 4.04% per year and matured in March 2007. The lender had a security interest in the aircraft and an assignment of the rental payments under the lease. The Manager was paid an acquisition fee of approximately $759,000 relating to this transaction.

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
December 31, 2006, 2005 and 2004

(4) Investments in Operating Leases - continued

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

The Manager concluded, based upon an independent third party appraisal obtained in December, 2006, that no impairments were required on this aircraft at December 31, 2006. At December 31, 2005, the Manager determined, based upon an independent third party appraisal that indicated the aircraft was impaired due to a slower than expected recovery in the air transportation industry, and recorded an impairment loss of approximately $3,182,000, to more closely approximate the adjusted book value to the current fair value of the aircraft.

During December 2002, the LLC acquired, through its wholly owned subsidiary ICON Aircraft 128 LLC (“ICON 128”), a 100% interest in an Airbus A340-313X aircraft (the “Aircraft”) on lease to Cathay Pacific Airways Limited (“Cathay”) for approximately $4,278,000 in cash and the assumption of approximately $64,791,000 of non-recourse debt. Effective June 7, 2006, the LLC entered into a lease extension with Cathay through December 1, 2011. In connection with the lease extension the LLC refinanced the related non-recourse debt (See Note 8). ICON 128 is also subject to a residual sharing agreement with respect to the Aircraft (See Note 14).

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(4) Investments in Operating Leases - continued

Co-generation Facility

During May 2002, the LLC and Fund Eight B formed ICON/Kenilworth LLC (“Kenilworth”) for the purpose of acquiring a natural gas-fired 25MW co-generation facility (the “Kenilworth Facility”) on lease to Schering-Plough Corporation until July 1, 2004, which was subsequently extended through July 1, 2009. The LLC paid approximately $7,990,000 in cash for its investment in Kenilworth. The LLC and Fund Eight B had interests of 95% and 5%, respectively. The Manager was paid an acquisition fee totaling approximately $460,000 relating to this transaction, of which the LLC paid approximately $437,000.

Kenilworth acquired the Kenilworth Facility subject to the lease for a total cost of approximately $15,328,000, consisting of approximately $8,410,000 in cash and non-recourse debt of approximately $6,918,000. The non-recourse debt was comprised of senior and junior non-recourse debt. The senior debt was approximately $6,679,000, required quarterly payments of approximately $938,000, accrued interest at 10.61% per year and matured on July 1, 2004. The junior debt was approximately $239,000, required quarterly payments of approximately $39,000, accrued interest at 9.86% per year and matured on July 1, 2004. The outstanding balance of both the senior and junior non-recourse debt was fully repaid at the end of the base lease term in July 2004.

On December 1, 2004, Fund Eight B transferred its entire 5% interest in Kenilworth to the LLC in exchange for a 25.87% interest in ICON SPK 2023-A LLC (“SPK 2023-A”). The Manager determined the fair value of the Kenilworth interest and the SPK 2023-A interest was approximately $488,000 and was based upon the Manager’s knowledge of current market conditions and a recent appraisal received for the Kenilworth Facility.

On April 20, 2006, the Kenilworth Facility was sold to a third party for approximately $4,800,000 in cash. The LLC incurred a loss of approximately $2,770,000 on the sale of this equipment, which was recorded as an impairment loss at the end of March 2006. The Manager determined that it was in the best interest of the LLC to sell the co-generation facility for the cash received. The decision to sell the asset was based on the outlook of pricing in the natural gas industry.

Material Handling, Telecommunications and Computer Equipment

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

During December 2004, the LLC acquired from Varilease Technology Finance Group, Inc. a portfolio of medical equipment subject to two leases that expire in December 2008 for approximately $2,046,000 in cash. The Manager waived its acquisition fees on this transaction.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(4) Investments in Operating Leases - continued

Non-cancelable minimum annual rental amounts receivable from operating leases over the next five years, including recent lease extensions, are as follows:

Years Ending
December 31,
2007	$10,626,519
2008	$6,886,061
2009	$6,841,533
2010	$6,568,494
2011	$5,842,694

(5) Joint Ventures

The LLC and certain of its affiliates, entities also managed by the Manager, formed certain joint ventures, for the purpose of acquiring and managing various leased equipment. The LLC and these affiliates have substantially identical investment objectives and participate on identical terms and conditions. The LLC and the other joint venture members have a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the other joint venture members desire to sell their interests in the equipment or joint venture.

The five joint ventures described below are minority owned by the LLC and accounted for under the equity method.

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

ICON SPK 2023-A, LLC

The LLC and Fund Eight B formed SPK 2023-A for the purpose of acquiring and managing a portfolio of equipment leases consisting of material handling, telecommunication and computer equipment. The LLC paid approximately $3,953,000 for its investment in SPK 2023-A. The LLC and Fund Eight B originally had interests of 51% and 49%, respectively.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(5) Joint Ventures - continued

SPK 2023-A completed the transaction, with a total cost of approximately $7,750,000 in cash. SPK 2023-A acquired a portfolio of 32 leases, of which 4 remain active at December 31, 2006, with lease expiration dates through April 2008. The Manager was paid an acquisition fee totaling approximately $233,000 relating to this transaction, of which the LLC paid approximately $119,000.

On December 1, 2004, the LLC transferred 25.87% of its interest in SPK 2023-A to Fund Eight B in exchange for Fund Eight B’s 5% interest in Kenilworth (see Note 4). The LLC and Fund Eight B entered into this transaction in order to minimize the New Jersey State income tax obligations of Fund Eight B. After giving effect to the exchange, the LLC has a 25.13% interest in SPK 2023-A and had a 100% interest in Kenilworth. The Manager computed the fair value of the Kenilworth interest and the SPK 2023-A interest based upon its knowledge of current market conditions and a recent appraisal received for the Kenilworth Facility.

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

ICON Aircraft 47820 LLC

During February 2003, the LLC and Fund Eight B, formed a joint venture, ICON Aircraft 47820 LLC (“Aircraft 47820”), for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft and two spare engines (the “Aircraft and engines”) on lease to FedEx. The lease expired on March 31, 2007. The LLC and Fund Eight B have interests of 10% and 90%, respectively. On March 11, 2003, Aircraft 47820 acquired the Aircraft and engines for approximaltely $27,288,00, which consisted of approximately $3,077,000 in cash and approximately $24,211,00 of non-recourse debt. The LLC paid approximately $390,000 in cash for its cash portion of its investment in ICON 47820. The non-recourse debt accrues interest at 4.035% per year and matured in March 2007. The lender had a security interest in the Aircraft and engines and an assignment of the rental payments under the lease. The Manager was paid an acquisition fee of approximately $819,000 relating to this transaction, of which the LLC paid approximately $82,000.

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
December 31, 2006, 2005 and 2004
(5) Joint Ventures - continued

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

The Manager concluded, based upon an independent third party appraisal obtained in December, 2006, that no impairments were required on the Aircraft and engines at December 31, 2006. At December 31, 2005, the Manager determined, based upon an independent third party appraisal that indicated the Aircraft and engines were impaired due to a slower than expected recovery in the air transportation industry, and recorded an impairment loss of approximately $3,626,000 to more closely approximate the adjusted book value to the current fair value of the aircraft. The LLC’s share of the impairment loss, which is reflected in income from investments in joint ventures on the accompanying consolidated statement of operations for the year ended December 31, 2005, is approximately $363,000.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(5) Joint Ventures - continued

ICON Aircraft 126 LLC

During February 2002, the LLC and Fund Eight B, formed ICON Aircraft 126 LLC (“ICON 126”) for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited (“D.A.L.”), a Cayman Islands registered company, which owns, through an owner trust, an Airbus A340-313X aircraft which is on lease to Cathay. The lease was initially scheduled to expire in March 2006, but has been extended until July 1, 2011. The LLC and Fund Eight B each have interests of 50% in ICON 126. ICON 126 consolidates the financial position and operations of D.A.L. in its consolidated financial statements.

Simultaneously with the lease extension, ICON 126, through the owner trustee, refinanced the non-recourse debt associated with the aircraft. The refinancing was done due to the fact that the original non-recourse debt of approximately $52,850,000 was due to be repaid on March 27, 2006. ICON 126 established, under the original lease, a reserve account totaling approximately $582,500, which was used to reduce the balloon payment to approximately $52,267,500. The refinanced non-recourse debt, which accrues interest at the London Interbank Offered Rate (“LIBOR”) plus 1.165%, matures on July 1, 2011 and requires a balloon payment of approximately $32,000,000. The variable interest rate of the refinanced debt was fixed at 6.104% under the terms of the debt agreement, effective October 3, 2006.

During 2006 ICON 126 recognized a $182,020 capital contribution from both of its members of which $50,000 was for amounts relating to the maintenance reserve account and $132,020 related to costs paid by its members relating to the refinancing of the non-recourse debt.

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

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(5) Joint Ventures - continued

In connection with the original purchase of the Cathay aircraft owned by ICON 126, the owner trustee entered into two first priority charge on cash deposit agreements pursuant to which the maintenance account for the Cathay aircraft owned by ICON 126 was cross-collateralized with the maintenance account for the Cathay Aircraft owned by ICON Aircraft 123 LLC ("ICON 123"), a wholly owner subsidiary of Fund Eight B. Under the terms of this agreement, ICON 126 was required to pay on behalf of ICON 123, any maintenance cost shortfalls incurred by the affiliate. On January 30, 2007, ICON 126 paid approximately $143,000 in maintenance costs from the remaining balance in its maintenance account on behalf of ICON 123. The maintenance account and related security interests were then terminated. ICON 126 will be reimbursed by ICON 123 for the maintenance short fall when the aircraft is sold.

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

At December 31, 2006 and 2005 the LLC received approximately $1,104,000 and $801,000 respectively, in proceeds for the sale of various pieces of equipment and recognized a loss for the years ended December 31, 2006 and 2005, of approximately $87,000 and $301,000 on these sales, respectively.

Additionally, for the years ended December 31, 2006 and 2005, the LLC received approximately $310,000 and $117,000, respectively, in renewal income which is classified as rental income in the accompanying consolidated statements of operations.

(7) Equipment Held for Sale or Lease

Equipment held for sale or lease at December 31, 2006, consists solely of computer equipment and corresponding parts. On December 1, 2006, two of the LLC’s leases in investment in finance leases expired and the equipment was returned and classified as held for sale or lease. The LLC is currently exploring its options with respect to re-leasing or selling this equipment. At December 31, 2006, based on recent sales estimates, the LLC recorded an impairment loss of approximately $154,000.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(8) Notes Payable - Non-recourse

The LLC acquired the Vessels on bareboat charter to Wilhelmsen through December 2008 for cash and non-recourse debt (See Note 3). On May 18, 2006, in connection with the charter extension through December 22, 2013, the LLC refinanced the non-recourse debt related to the Vessels and borrowed approximately an additional $22,043,000. The principal amount of the refinanced non-recourse debt is $51,000,000, matures on December 22, 2013 and accrues interest at LIBOR plus 1.50% per year. The refinanced non-recourse debt requires quarterly payments ranging from $450,000 to $800,000. The lender has a security interest in the Vessels and an assignment of the rental payments under the charter. The LLC paid approximately $630,000 in costs associated with the non-recourse debt refinancing, which were capitalized to other assets and will be amortized to operations over the term of the non-recourse debt. The LLC expensed approximately $417,000 of loan origination costs associated with the original non-recourse debt to interest expense.

Simultaneously with the execution of the refinanced non-recourse debt, the LLC entered into three interest rate swap contracts with Fortis Bank NV/SA, New York Branch in the aggregate amount of $51,000,000 in order to fix the variable interest rate on the non-recourse debt and minimize the LLC’s risk of interest rate fluctuation. The interest rate swap contracts fixed the interest rate at 7.02% per year. The LLC accounts for its interest rate swap contracts in accordance with SFAS No. 133, as amended, and recorded the interest rate swap contracts at their estimated fair values, and recognizes the periodic change in their fair values as other comprehensive income. At December 31, 2006, the fair value of the interest rate swap contracts was a liability of $639,304.

During September 2002, the LLC had entered into three interest rate swap contracts associated with the original non-recourse debt assumed by the LLC as part of the acquisition of the Vessels. The LLC entered into these agreements in order to effectively fix the variable interest rate on the non-recourse debt. The interest rate swap contracts had a fixed interest rate of 4.67% per year. The Manager did not contemporaneously identify these interest rate swap contracts as hedging instruments and is accounting for these derivatives at fair value. Accordingly the change in fair value is recognized in earnings in the period of change.

At December 31, 2004, the fair value of the interest rate swap contracts was recorded as an asset of $268,496 and the LLC reduced interest expense by approximately $743,000 for the year ended December 31, 2004. At December 31, 2005, the fair value of the interest rate swap contracts was recorded as an asset of $720,458 and the LLC reduced interest expense by $451,962 for the year ended December 31, 2005. On May 22, 2006, the LLC terminated the initial interest rate swap contracts in connection with the non-recourse debt refinancing and received $705,000 from the swap provider to terminate the existing three interest rate swap contracts. The LLC recognized a gain on this termination of approximately $26,000 during the year ended December 31, 2006.

 The LLC acquired its interest in the aircraft on lease to Cathay for cash and non-recourse debt (See Note 4). Effective June 7, 2006, the owner trustee, in connection with the Cathay lease extension refinanced the non-recourse debt related to the aircraft (the “Initial Refinancing”). The Initial Refinancing was entered into due to the fact that the original non-recourse debt of approximately $44,250,000 was due to be repaid on June 12, 2006. The LLC was required by the lender to pay down approximately $6,754,000 of the balloon payment as part of the Initial Refinancing. The principal balance of the Initial Refinancing was approximately $37,495,000, and was scheduled to mature on December 1, 2011, required a balloon payment of approximately $11,550,000 and accrued interest at LIBOR plus 0.80% per year. The Initial Refinancing required monthly payments of approximately $545,000 through May 2010 and approximately $495,000 through December 2011. The LLC incurred approximately $197,000 of costs in connection with the Initial Refinancing. The non-recourse debt lender had a security interest in the aircraft and an assignment of the lease payments. The LLC expensed these costs to interest expense during the year ended December 31, 2006.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(8) Notes Payable - Non-recourse - continued

On August 1, 2006, the owner trustee was able to negotiate more favorable terms with a new lender and refinanced the Initial Refinancing (the “Second Refinancing”). In connection with the Second Refinancing, the LLC was able to borrow approximately an additional $6,242,000. The principal balance of the Second Refinancing is approximately $43,800,000, matures on December 1, 2011, requires a balloon payment of approximately $22,750,000 and accrues interest at 6.85% per year. The Second Refinancing requires monthly payments of approximately $545,000 through May 2010 and approximately $495,000 through December 2011. The LLC paid approximately $749,000 of costs in connection with the Second Refinancing, which were capitalized to other assets and will be amortized to operations over the term of the Second Refinancing. The new lender has a security interest in the aircraft and an assignment of the lease payments.

As discussed in Notes 3 and 4, the LLC has non-recourse notes outstanding in connection with various lease acquisitions.

The aggregate maturities of notes payable - non recourse, including the effects of refinancing discussed above, consist of the following at December 31, 2006:

Years Ended
December 31,
2007	$17,325,074
2008	$13,096,419
2009	$9,800,975
2010	$9,912,863
2011	$31,545,318
Thereafter	$10,800,000

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

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at December 31, 2006. The Loan Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Loan Agreement.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004
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

The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower. The Borrowers are in compliance with the Contribution Agreement at December 31, 2006, and no amounts are due to or payable by the LLC under the Contribution Agreement.

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

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Loan Agreement. The changes to the Loan Agreement included, but are not limited to, an extension of the Facility from August 31, 2007 to September 30, 2008 and the lowering of (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market (the “LIBOR Rate”), plus 2.75% per year to the LIBOR Rate plus 2.5% per year. In addition, pursuant to the Loan Modification, the Borrowers no longer have to maintain a cash reserve. The interest rate at December 31, 2006 was 8.25%.

Aggregate borrowings by all Borrowers under the Facility amounted to $3,125,000 at December 31, 2006. The LLC had no borrowings under the Facility at December 31, 2006.

(10) Transactions with Related Parties

In accordance with the terms of the LLC Agreement, the LLC pays or paid the Manager (i) management fees ranging from 1% to 7% based on a percentage of the rentals recognized either directly by the LLC or through its joint ventures, and (ii) acquisition fees, through the reinvestment period of 3%, calculated based on the gross value of the LLC’s acquisition transactions. In addition, the Manager is reimbursed for administrative expenses incurred in connection with the LLC’s operations.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004
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

The Manager also has a 1% interest in the LLC’s profits, losses, cash distributions and liquidation proceeds. The LLC paid distributions to the Manager of $89,204, $89,294 and $89,744 for the years ended December 31, 2006, 2005 and 2004, respectively. The Manager’s interest in the LLC’s net loss was $6,679, $27,771 and $178 for the years ended December 31, 2006, 2005 and 2004, respectively.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the years ended December 31, 2006, 2005 and 2004, were as follows:

	2006	2005	2004
Acquisition fees (a)	$60,000	$-	$51,632
Management fees (b)	2,114,283	2,131,445	2,109,282
Administrative expense reimbursements (b)	596,881	647,534	1,139,479

Total fees paid to the Manager	$2,771,164	$2,778,979	$3,300,393

(a) Amount charged to other assets and amortized to operations over the life of the related acquisition.
(b) Amount charged to operations.

At December 31, 2006, the LLC owed $193,480 to it's Manager and affiliates, of which $189,740 is due to the Manager for administrative expense reimbursements and management fees. Approximately $3,740 is due to affiliates for distributions and rental payments received on its behalf.

At December 31, 2005, the LLC was due $136,760, of which $100,000 was due from two affiliates, $75,000 from Fund Eight B and $25,000 from ICON 126, for the initial deposits relating to the establishment of maintenance accounts. The LLC received the $75,000 from Fund Eight B during December 2006. During the fourth quarter of 2006 the LLC reclassified the $25,000 it was due from ICON 126 to a contribution to its investment in joint ventures.

At December 31, 2005, the LLC owed $196,673, to the Manager and affiliates, of which approximately $108,000 was due to the Manager for administrative expense reimbursements in the amount of approximately $66,000, approximately $17,000 in management fees and $25,000 for legal fees paid on the LLC’s behalf in connection with the lease extensions and refinancings. Approximately $88,000 was due to Fund Eight B for distributions and rental payments received on its behalf.

As discussed in Notes 3, and 14, the LLC was assigned certain other assets during 2004 and 2005 and an interest in a direct finance lease during 2005 from L.P. Seven as repayment for amounts paid by the LLC on behalf of L.P. Seven under the terms of the line of credit the LLC had with Comerica Bank.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(11) Fair Value of Financial Instruments

Fair value information with respect to the LLC's leased assets and liabilities is not separately provided since (i) SFAS No. 107, “Disclosures About Fair Values of Financial Instruments,” does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of recourse notes payable approximates fair value due to their short-term maturities and variable interest rates. The fair value of the LLC’s non-recourse debt, estimated based upon the interest rate available from the LLC’s recourse lender at December 31, 2006 and 2005, was approximately $58,563,000 and $83,829,000, respectively.

(12) Concentrations

The LLC's cash and cash equivalents are held principally at two financial institutions and at times may exceed insured limits. The LLC has placed these funds in high quality institutions in order to minimize the risk.

Concentrations of credit risk with respect to lessees are dispersed across the different industry segments within the United States of America and throughout the world; accordingly the LLC is exposed to business and economic risk. Although the LLC does not currently foresee a concentrated credit risk associated with these lessees, lease payments are dependent upon the financial stability of the lessees.

For the year ended December 31, 2006, the LLC had three lessees that accounted for approximately 88% of its rental and finance income. Wilhelmsen accounted for approximately 34%. For the year ended December 31, 2005, the LLC had three lessees which accounted for approximately 86% of its rental and finance income. Wilhelmsen accounted for approximately 39%. For the year ended December 31, 2004, the LLC had three lessees that accounted for approximately 81% of its rental and finance income. Wilhelmsen accounted for approximately 38%.

For the year ended December 31, 2006 the LLC had two aircraft that accounted for approximately 90% of operating assets. For the year ended December 31, 2005, the LLC had two aircraft that accounted for 48% of total assets and three vessels that accounted for approximately 39%.

For the year ended December 31, 2006, the LLC had two lenders that accounted for approximately 95% of notes payable - non-recourse. Wilhelmsen accounted for approximately 49% and Cathay accounted for approximately 46%. For the year ended December 31, 2005, the LLC had two lessees that accounted for approximately 84% of notes payable - non-recourse. Wilhelmsen accounted for approximately 34% and Cathay accounted for 50%.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(13) Other Comprehensive Income (Loss)

For the years ended December 31, 2006, 2005 and 2004, other comprehensive loss consists of the following:

	2006	2005	2004
Net loss	$(667,903)	$(2,777,128)	$(17,768)

Other comprehensive income:
Change in valuation interest rate
swap contracts	(639,304)
Foreign currency translation adjustment	45,185	(45,185)	-

Comprehensive loss	$(1,262,022)	$(2,822,313)	$(17,768)

(14) Commitments and Contingencies

The LLC has entered into remarketing and residual sharing agreements with various third parties. In connection with these agreements, remarketing and residual proceeds received in excess of specific amounts will be shared with these third parties based on speciic formulas.

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

ICON 128 had a commitment with respect to the Cathay aircraft to pay certain of the maintenance overhaul costs, which were incurred during June 2006. The total estimated costs for this overhaul were approximately $1,300,000. During November 2006, the LLC paid approximately $1,300,000 for these maintenance overhaul costs.

On February 23, 2005, L.P. Seven assigned to the LLC 3.02% of its rights to the profits, losses, and cash flows from its limited partnership interest in an entity that owns a 100% interest in a mobile offshore drilling rig. L.P. Seven assigned the rights to the LLC as repayment of its $755,000 outstanding debt obligation pursuant a contribution agreement that the LLC entered into with some of its affiliates in connection with the line of credit agreement the LLC had with Comerica Bank. This assignment increased the LLC’s rights to the profits, losses, and cash flows from L.P. Seven’s limited partnership interest from 2.60%, which were assigned to the LLC in November 2004 as repayment of its $650,000 outstanding debt obligation, to 5.62%. The repayment amount represented the Manager’s estimated fair value of L.P. Seven's interest in the mobile offshore drilling rig at February 23, 2005. The fair value of the mobile offshore drilling rig was determined using an independent third party appraisal and cash flow analysis. During the year ended December 31, 2006, the LLC received approximately $253,000 in cash distributions, related to this assignment.

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

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(15) Income Taxes (Unaudited)

The LLC is treated as a partnership for Federal income tax purposes, therefore no provision for income taxes has been recorded by the LLC since the liability for such taxes is the responsibility of each of the individual members rather than the LLC. The LLC’s income tax returns are subject to examination by Federal and state taxing authorities, and changes, if any could adjust the individual income taxes of the members.

At December 31, 2006 and 2005, the members’ capital accounts included in the consolidated financial statements totaled $42,333,349 and $52,543,253, respectively. The members’ capital for Federal income tax purposes at December 31, 2006 and 2005 totaled $70,782,921 and $71,837,442, respectively. The difference arises primarily from sales and offering expenses reported as a reduction in the additional members’ capital accounts for financial reporting purposes, but not for Federal income tax reporting purposes and differences in depreciation and amortization between financial reporting purposes and Federal income tax purposes.

The following table reconciles net loss for consolidated financial statement reporting purposes to the loss for Federal income tax purposes as follows:

	Years Ended December 31,
	2006	2005	2004
Net loss per consolidated financial statements	$(667,903)	$(2,777,128)	$(17,768)

Direct finance leases	12,039,904	6,034,568	4,994,525
Depreciation expense	1,018,532	1,207,259	1,466,952
Interest expense - consolidating joint venture	(1,734,784)	(5,298,044)	3,200,132
Maintenance expense - consolidating joint venture	(1,317,361)	-	-
Gain on sale of equipment	497,486	-	9,829
Rent - consolidating joint venture	(5,472,966)	4,962,772	(8,367,308)
Tax gain from joint venture	2,994,299	997,361	(612,505)
Change in valuation of interest swap contracts	20,455	(451,962)	(743,044)
Other	594,864	(1,161,517)	(105,203)

Net income (loss) for Federal income tax purposes	$7,972,526	$3,513,309	$(174,390)

(16) Share Redemptions

The Manager consented to the LLC redeeming 42, 204 and 643 member shares for the years ended December 31, 2006, 2005 and 2004, respectively. The redemption amounts are calculated according to a specified redemption formula that is calculated pursuant to the LLC Agreement. Redeemed shares have no voting rights and do not share in distributions. The LLC Agreement limits the number of shares which can be redeemed in any one year and redeemed shares may not be reissued. Redeemed member shares are accounted for as a reduction of members' equity.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(17) Geographic Information

Geographic information for revenue, based on the country of origin, and long-lived assets, which includes finance leases, operating leases, net of accumulated depreciation, investments in joint ventures and investments in unguaranteed residual values at December 31, 2006 and 2005 and for the years then ended is as follows:

	Year Ended December 31, 2006
	United	United		South
	States	Kingdom	Vessels (a)	East Asia	Total
Revenue:
Rental income	$7,613,200	$310,389	$2,471,428	$7,468,477	$17,863,494
Finance income	6,266,931	-	-	194,930	6,461,861
Income from investments in joint ventures	457,137	-	-	(736,209)	(279,072)

	At December 31, 2006
	United	United		South
	States	Kingdom	Vessels (a)	East Asia	Total
Long-lived assets:
Investments in finance leases:
Minimum rents receivable	$1,892,403	$-	$68,316,263	$686,732	$70,895,398
Estimated unguaranteed residual values	755,995	-	-	451,572	1,207,567
Initial direct costs, net	18,279	-	-	5,830	24,109
Unearned income	(190,850)	-	(28,455,646)	(51,070)	(28,697,566)

Investments in finance leases, net	$2,475,827	$-	$39,860,617	$1,093,064	$43,429,508

Investments in operating leases, net	$10,813,711	$-	$-	$50,635,283	$61,448,994
Investments in joint ventures	$2,782,114	$-	$-	$3,690,486	$6,472,600
Investments in unguaranteed residual values	$-	$2,147,793	$-	$-	$2,147,793

	Year Ended December 31, 2005
	United	United		South
	States	Kingdom	Vessels (a)	East Asia	Total
Revenue:
Rental income	$8,759,444	$-	$11,862,855	$8,312,064	$28,934,363
Finance income	1,001,015	-	-	317,840	1,318,855
Income from investments in joint ventures	(106,593)	-	-	452,254	345,661

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(17) Geographic Information - continued

	At December 31, 2005
	United	United		South
	States	Kingdom	Vessels (a)	East Asia	Total
Long-lived assets:
Investments in finance leases:
Minimum rents receivable	$9,904,586	$-	$-	$1,990,536	$11,895,122
Estimated unguaranteed residual values	1,302,239	-	-	451,572	1,753,811
Initial direct costs, net	96,205	-	-	28,079	124,284
Unearned income	(1,010,270)	-	-	(246,001)	(1,256,271)

Investments in finance leases, net	$10,292,760	$-	$-	$2,224,186	$12,516,946

Investments in operating leases, net	$22,981,533	$-	$47,221,733	$54,643,863	$124,847,129
Investments in joint ventures	$1,137,485	$-	$-	$4,335,685	$5,473,170
Investments in unguaranteed residual values	$-	$3,339,010	$-	$-	$3,339,010

(a)
All of the LLC’s vessels are chartered to Wilhelmsen, a Norway based company. When the LLC charters a vessel to ca charter, the charterer is free to trade the vessel worldwide and, as a result, the disclosure of geographic material.

(18) Selected Quarterly Financial Data (Unaudited)

The following table is a summary of selected financial data, by quarter, for the years ended December 31, 2006 and 2005:

	Quarters Ended in 2006
	March 31,	June 30,	September 30,	December 31,
Revenue	$7,290,137	$6,208,283	$6,229,854	$5,156,879
Net income (loss) allocable to additional members	$(2,292,728)	$(162,277)	$1,346,691	$447,090
Net income (loss) per weighted average
additional member shares	$(23.36)	$(1.65)	$13.72	$4.55

	Quarters Ended in 2005
	March 31,	June 30,	September 30,	December 31,
Revenue	$7,742,669	$7,639,457	$7,594,030	$7,373,311
Net income (loss) allocable to additional members	$323,836	$(382,231)	$292,624	$(2,983,586)
Net income (loss) per weighted average
additional member shares	$3.29	$(3.89)	$2.98	$(30.37)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the year ended December 31, 2006 we had no disagreements with our accountants on any matters of accounting or financial reporting.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2006, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

While evaluating our Manager’s disclosure controls and procedures, our Manager recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring our Manager to hire additional skilled accounting staff.  Our Manager hired an additional accounting staff member during 2006 who is a certified public accountant and experienced with public reporting entities. Subsequently, in 2007 our Manager hired two additional senior accountants with more than 16 and 8 years of experience with public reporting entities. Our Manager will continue to evaluate its disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our Manager’s opinion, to ensure the adequacy of our Manager’s disclosure controls and procedures.

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

Our Manager’s Chief Executive Officer and Principal Financial and Accounting Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this report.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant's Manager

Our Manager, ICON Capital Corp., a Connecticut corporation, was formed in 1985. Our Manager's principal offices are located at 100 Fifth Avenue, 4th Floor, New York, New York 10011, and the telephone number is (212) 418-4700.

In addition to the primary services related to our acquisition and disposition of equipment, our Manager will provide services relating to the day-to-day management of our equipment. These services include collecting payments due from lessees, remarketing equipment that is off-lease, inspecting equipment, serving as a liaison with lessees, supervising equipment maintenance, and monitoring performance by lessees of their obligations, including payment of rent and all operating expenses.

Our Manager’s Directors and Officers are:

Name	Age	Position
Beaufort J.B. Clarke	60	Chairman, Chief Executive Officer and Director
Thomas W. Martin	53	President, Chief Operating Officer and Director
Michael A. Reisner	36	Executive Vice President and Chief Financial Officer
Mark Gatto	34	Executive Vice President-Business Development
Patricia Palmer	43	Executive Vice President
Richard L. Specker	52	Senior Managing Director
Joel S. Kress	34	Senior Vice President and General Counsel
David J. Verlizzo	34	Vice President and Deputy General Counsel
David C. Wright	49	Senior Vice President-Accounting
Anthony J. Branca	38	Senior Vice President-Finance
Craig A. Jackson	48	Vice President-Remarketing and Portfolio Management

Beaufort J. B. Clarke has been Chairman, Chief Executive Officer and a Director since August 1996. He was President from August of 1996 until December 31, 1998. Prior to his present positions, Mr. Clarke was founder, President and Chief Executive Officer of Griffin Equity Partners, Inc. (a purchaser of equipment leasing portfolios) from October 1993 through August 1996. Prior to that, Mr. Clarke was President of Gemini Financial Holdings, Inc. (an equipment leasing company) from June 1990 through September 1993. Previously, Mr. Clarke was a Vice President of AT&T Systems Leasing. Mr. Clarke formerly was an attorney with Shearman and Sterling LLP. Mr. Clarke received a B.A. degree from the George Washington University and a J.D. degree from the University of South Carolina. Mr. Clarke has been in the equipment leasing business, as a business person and lawyer, since 1979.

Thomas W. Martin has been President since February 2007, Chief Operating Officer since February 2006, has been a Director (and Director, President and Treasurer of ICON Securities Corp. as well) since August 1996, and was Chief Financial Officer from May 2003 through January 2007. Mr. Martin was the Executive Vice President, Chief Financial Officer and a co-founder of Griffin Equity Partners, Inc. from October 1993 to August 1996. Prior to that, Mr. Martin was Senior Vice President of Gemini Financial Holdings, Inc. from April 1992 to October 1993 and he held the position of Vice President at Chancellor Corporation (an equipment leasing company) for 7 years. Mr. Martin has a B.S. degree from University of New Hampshire. Mr. Martin has been in the equipment leasing business since 1983.

Michael A. Reisner has been Executive Vice President and Chief Financial Officer since January 2007 and was Executive Vice President-Acquisitions from February 2006 through January 2007. Mr. Reisner was Senior Vice President and General Counsel from January 2004 through January 2006. Mr. Reisner was Vice President and Associate General Counsel from March 2001 until December 2003. Previously, from 1996 to 2001, Mr. Reisner was an attorney with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions. Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Mark Gatto has been Executive Vice President-Business Development since February 2006. Mr. Gatto is responsible for business and corporate development, including the acquisition of equipment subject to lease. Before serving as Associate General Counsel from November 1999 through October 2000, Mr. Gatto was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters. From November 2000 to June 2003, Mr. Gatto was Director of Player Licensing for the Topps Company and, in July 2003, he co-founded a specialty business consulting firm in New York City and served as its managing partner before re-joining our Manager in April 2005. Mr. Gatto received an M.B.A from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

Patricia Palmer has been Executive Vice President (and Executive Vice President of ICON Securities Corp. as well) since February 2007, has been a Director of ICON Securities Corp. since December 2002, and was Senior Vice President (and Senior Vice President of ICON Securities Corp. as well) from July 2002 through February 2007. Ms. Palmer, who joined our Manager in December 1996, is responsible for our Manager’s product development, hiring and training, and the coordination of ICON Securities Corp.’s national sales and marketing efforts. Prior to joining our Manager, Ms. Palmer was a Regional Marketing Director at PLM Securities Corp. and a Product Manager at Phoenix Leasing, Inc. Ms. Palmer received a B.A. from the University of California, Berkeley. Ms. Palmer has more than 18 years of experience in the securities and equipment leasing industries.

Richard L. Specker has been Senior Managing Director since April 2006 and was a consultant to our Manager from September 2005 through April 2006. Mr. Specker is responsible for certain portfolio strategy and management functions, including arranging and managing portfolio lease asset restructurings, lease debt refinancing transactions and strategic asset sales. Mr. Specker has over 25 years of experience in asset-based finance and leasing, including as President of the Global Lease Finance Division of Fleet Capital Leasing and as Senior Vice President and Manager of the Structured Lease Finance Group at NationsBanc Leasing Corporation. Mr. Specker received a M.B.A. from the University of North Carolina at Chapel Hill and a B.A. from Duke University. Mr. Specker is a former member of the Board of Directors of the Equipment Leasing and Finance Association.

Joel S. Kress has been Senior Vice President and General Counsel since February 2006. Mr. Kress was Vice President and Associate General Counsel from August 2005 until January 2006. Previously, from 2001 to 2005, Mr. Kress was an attorney with Fried, Frank, Harris, Shriver & Jacobson LLP in New York and London, England, concentrating on mergers and acquisitions, corporate finance and financing transactions (including debt and equity issuances) and private equity investments. Mr. Kress received a J.D. from Boston University School of Law and a B.A. from Connecticut College.

David J. Verlizzo has been Vice President and Deputy General Counsel since February 2006. Mr. Verlizzo was Assistant Vice President and Associate General Counsel from May 2005 until January 2006. Previously, from 2001 to 2005, Mr. Verlizzo was an attorney with Cohen Tauber Spievack & Wagner LLP in New York, concentrating on public and private securities offerings, securities law compliance and corporate and commercial transactions. Mr. Verlizzo received a J.D. from Hofstra University School of Law and a B.S. from The University of Scranton.

David C. Wright is a certified public accountant and has been Senior Vice President-Accounting since February 2005. Mr. Wright was Vice President-Accounting from August 2004 until January 2005. Previously, from 1989 through 2004, Mr. Wright was employed as a manager at several regional and national public accounting firms, including Grant Thornton LLP, Goldstein Golub Kessler LLP and Hays & Company LLP, having responsibility for both public and private engagements. Mr. Wright received a B.A. from Ohio Wesleyan University.

Anthony J. Branca has been Senior Vice President-Finance since January 2007. Mr. Branca was Director of Corporate Reporting & Analysis for The Nielsen Company (formerly VNU) from May 2005 until January 2007, and held various other management positions with The Nielsen Company from July 1997 through May 2005. Previously, from 1994 through 1997, Mr. Branca was employed as a senior accountant at Fortune Brands and started his career as an auditor with KPMG Peat Marwick in 1991. Mr. Branca received a B.B.A. from Pace University.

Craig A. Jackson has been Vice President-Remarketing and Portfolio Management since February 2006. Previously, from October 2001 to 2006, Mr. Jackson was president and founder of Remarketing Services, Inc., a transportation equipment remarketing company. Prior to 2001, Mr. Jackson served as Vice President of Remarketing and Vice President of Operations for Chancellor Fleet Corporation (an equipment leasing company). Mr. Jackson received a B.A. from Wilkes University.

Code of Ethics

Our Manager, on our behalf, has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is available free of charge by requesting it in writing from our Manager. Our Manager's address is 100 Fifth Avenue, 4th Floor, New York, New York 10011.

Item 11. Executive Compensation

We have no directors or officers. Our Manager and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2006, 2005 and 2004.

Entity	Capacity	Compensation	2006	2005	2004
ICON Capital Corp.	Manager	Acquisition fees (a)	$60,000	$-	$51,632
ICON Capital Corp.	Manager	Management fees (b)	$2,114,283	$2,131,445	$2,109,282
ICON Capital Corp.	Manager	Administrative fees (b)	$596,881	$647,534	$1,139,479

(a) Amount charged to other assets and amortized to operations over the life of the related acquisition.
(b) Amount charged to operations.

Our Manager also has a 1% interest in our profits, losses, cash distributions and liquidation proceeds. We paid distributions to our Manager of $89,204, $89,294 and $89,744, respectively, for the years ended December 31, 2006, 2005 and 2004. Additionally, our Manager’s interest in our net loss was $6,679, $27,771 and $178 and, respectively, for the years ended December 31, 2006, 2005 and 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Manager and Related Security Holder Matters

(a)	We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)	As of February 28, 2007, no Directors and Officers of our Manager own any of our equity securities.

(c)	Neither we nor our Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions

See Item 11 for a discussion of our related party transactions.  See Notes 5 and 10 to our financial statements for a discussion of our investments in joint ventures and transactions with related parties.

Item 14. Principal Accountant Fees and Services

During the years ended December 31, 2006, 2005, and 2004 our auditors provided audit services relating to our annual report on Form 10-K and our quarterly reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work.  Their fees are shown in the table below:

	2006	2005
Audit fees	$218,994	$65,750
Audit related fees	-	1,350
Tax fees (compliance)	26,165	19,500

	$245,159	$86,600

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

See index to financial statements included as Item 8 to this Annual Report on Form 10-K hereof.

2. Financial Statement Schedules

Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

3. Exhibits:

3.1 Certificate of Formation of ICON Income Fund Nine, LLC. Exhibit 4.3 to our Registration Statement on Form S-1 filed with the SEC on August 15, 2001 (File No. 333-67638), is incorporated herein by reference.

4.1 ICON Income Fund Nine, LLC Amended and Restated Limited Liability Company Agreement. Exhibit A to Amendment No. 1 to our Registration Statement on Form S-1 filed with the SEC on October 12, 2001 (File No. 333-67638), is incorporated herein by reference.

10.1 Commercial Loan Agreement, by and between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC; ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC, dated August 31, 2005. Exhibit 10.1 our Current Report on Form 8-K, dated September 7, 2005, is incorporated herein by reference.

10.2 Loan Modification Agreement, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC, dated December 26, 2006. Exhibit 10.1 to our Current Report on Form 8-K dated December 29, 2006 is incorporated herein by reference.

31.1 Rule 13a-14(a)/15d-14(a) certifications.

31.2 Rule 13a-14(a)/15d-14(a) certifications.

32.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

( c ) Financial Statements of ICON Aircraft 126 LLC and ICON Aircraft 47820, LLC

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Date: April 13, 2007

/s/ Beaufort J.B. Clarke
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 13, 2007

/s/ Thomas W. Martin
Thomas W. Martin
President, Chief Operating Officer and Director

Date: April 13, 2007

/s/ Michael A. Reisner
Michael A. Reisner
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrant which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to security holders. An annual report will be sent to the members and a copy will be forwarded to the Commission.

68