Form 10-Q
period 2007-02-28
ICON INCOME FUND NINE LLC
filed 2007-04-13
CIK 1157522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

 FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended	March 31, 2006

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from	_to_

Commission_File_Number	000-50217

ICON Income Fund Nine, LLC
(Exact name of registrant as specified in its charter)

Delaware	13-4183234
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York	10011-1505
(Address of principal executive offices)	(Zip code)

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

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Balance Sheets

ASSETS

	(Unaudited)
	March 31,	December 31,
	2006	2005
Cash and cash equivalents	$3,845,038	$2,237,797

Investments in finance leases:
Minimum rents receivable	86,093,117	11,895,122
Estimated unguaranteed residual values	1,503,811	1,753,811
Initial direct costs, net	72,035	124,284
Unearned income	(34,572,544)	(1,256,271)

Net investments in finance leases	53,096,419	12,516,946

Investments in operating leases:
Equipment, at cost	117,203,443	195,639,121
Accumulated depreciation	(44,898,351)	(70,791,992)

Net investments in operating leases	72,305,092	124,847,129

Investments in joint ventures	5,086,854	5,473,170
Investments in unguaranteed residual values	3,258,663	3,339,010
Interest rate swap contracts	679,344	720,458
Due from Manager and affiliates	136,760	136,760
Other assets, net	2,125,603	2,364,289

Total assets	$140,533,773	$151,635,559

See notes to condensed consolidated financial statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Balance Sheets

LIABILITIES AND MEMBERS' EQUITY

	(Unaudited)
	March 31,	December 31,
Liabilities:	2006	2005
Notes payable - non-recourse	$85,846,242	$93,247,942
Revolving loan facility - recourse	5,410,000	4,535,000
Accrued expenses and other liabilities	702,122	653,581
Deferred rental income	18,410	269,184
Due to Manager and affiliates	234,195	196,673
Minority interest	294,854	189,926

Total liabilities	92,505,823	99,092,306

Commitments and contingencies

Members' equity:
Manager (one share outstanding, $1,000 per share original
issue price)	(381,545)	(336,081)
Additional Members (98,122 and 98,144 shares outstanding,
$1,000 per share original issue price)	48,409,495	52,924,519
Accumulated other comprehensive income	-	(45,185)

Total members' equity	48,027,950	52,543,253

Total liabilities and members' equity	$140,533,773	$151,635,559

See notes to condensed consolidated financial statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Operations
Three Months Ended March 31,
(Unaudited)

	2006	2005
Revenue:
Rental income	$6,461,351	$7,200,020
Finance income	636,975	373,806
(Loss) income from investments in joint ventures	(190,244)	165,122
Net gain on sales of equipment	224,266	-
Interest and other income	157,789	3,721

Total revenue	7,290,137	7,742,669

Expenses:
Impairment loss	2,771,007	-
Depreciation and amortization	4,400,581	5,329,422
Interest	1,390,116	1,136,139
Management fees - Manager	631,009	503,725
Administrative expense reimbursements - Manager	130,032	306,052
General and administrative	178,351	128,040
Minority interest	104,928	12,184

Total expenses	9,606,024	7,415,562

Net (loss) income	$(2,315,887)	$327,107

Net (loss) income allocable to:
Additional Members	$(2,292,728)	$323,836
Manager	(23,159)	3,271

	$(2,315,887)	$327,107

Weighted average number of Additional Members'
shares outstanding	98,137	98,328

Net (loss) income per weighted average Additional
Members' share	$(23.36)	$3.29

See notes to condensed consolidated financial statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statement of Changes in Members' Equity
Three Months Ended March 31, 2006
(Unaudited)

				Accumulated Other	Total
	Additional	Additional		Comprehensive	Members'
	Member Shares	Members	Manager	Income (Loss)	Equity
Balance, January 1, 2006	98,144	$52,924,519	$(336,081)	$(45,185)	$52,543,253

Cash distributions to members	-	(2,208,157)	(22,305)	-	(2,230,462)
Additional members' shares redeemed	(22)	(14,139)	-	-	(14,139)
Foreign currency translation adjustment	-	-	-	45,185	45,185
Net loss	-	(2,292,728)	(23,159)	-	(2,315,887)

Balance, March 31, 2006	98,122	$48,409,495	$(381,545)	$-	$48,027,950

See notes to condensed consolidated financial statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31,
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net (loss) income	$(2,315,887)	$327,107
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(5,904,906)	(6,672,528)
Finance income	(636,975)	(373,806)
Loss (income) from investments in joint ventures	190,244	(165,122)
Net gain on sales of equipment	(224,266)	-
Impairment loss	2,771,007	-
Depreciation and amortization	4,400,581	5,329,422
Interest expense on non-recourse financing paid directly
to lenders by lessees	1,166,682	1,577,710
Change in fair value of interest rate swap contracts	41,114	(455,555)
Minority interest	104,928	12,184
Changes in operating assets and liabilities:
Collection of principal - non-financed receivables	1,091,983	1,112,594
Due to/from Manager and affiliates	37,522	30,466
Other assets, net	233,172	(290,195)
Accrued expenses and other liabilities	98,110	175,574
Deferred rental income	(250,774)	6,897

Net cash provided by operating activities	802,535	614,748

Cash flows from investing activities:
Proceeds from sales of equipment	1,933,050	32,811
Investment in operating leases	-	(571,949)
Loans and advances to affiliate	-	(1,500,000)
Distributions received from joint ventures	196,072	194,930

Net cash provided by (used in) investing activities	2,129,122	(1,844,208)

Cash flows from financing activities:
Cash distributions paid to members	(2,230,462)	(2,235,142)
Proceeds from recourse borrowings	875,000	1,310,000
Cash paid for additional members' shares redeemed	(14,139)	(88,414)

Net cash used in financing activities	(1,369,601)	(1,013,556)

Effects of exchange rates on cash and cash equivalents	45,185	-

Net increase (decrease) in cash and cash equivalents	1,607,241	(2,243,016)
Cash and cash equivalents, beginning of the period	2,237,797	3,449,768

Cash and cash equivalents, end of the period	$3,845,038	$1,206,752

See notes to condensed consolidated financial statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31,
(Unaudited)

	2006	2005
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$84,908	$13,984

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse notes payable
paid directly to lenders by lessees	$8,617,951	$8,617,951
Reclassification of net assets from investments in operating leases
to investments in finance leases	$45,399,576	$-
Other assets acquired from affiliate in exchange
for amounts owed	$-	$755,000
Interest in finance lease acquired from affiliate in
exchange for amounts owed	$-	$745,000

See notes to condensed consolidated financial statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Condensed Consolidated Financial Statements
March 31, 2006
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
March 31, 2006
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

During March 2004, the LLC acquired from Insight Investments Corporation an additional lease for computer equipment and corresponding parts. The lease expired on December 1, 2006. The purchase price was approximately $1,751,000, consisting of approximately $43,000 in cash and the assumption of approximately $1,708,000 of non-recourse debt. The non-recourse debt accrued interest at 5.36% per year and matured in December 2006. The lender had a security interest in the computer equipment and an assignment of the rental payments under the lease as of Decemebr 31, 2006. The equipment was uninstalled during December 2006 and returned during January 2007. The associated estimated residual value was subsequently reclassified to equipment held for sale or lease. The Manager is exploring our options with respect to re-leasing or selling this equipment. At December 31, 2006, based on recent sales estimates, the LLC recorded an impairment loss of approximately $56,000.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Condensed Consolidated Financial Statements
March 31, 2006
(Unaudited)

(4) Investments in Finance Leases - continued

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

Non-cancelable minimum annual amounts due from investments in finance leases are as follows at March 31, 2006:

Years Ending
March 31,
2007	$18,219,907
2008	$13,760,689
2009	$11,072,344
2010	$9,307,500
2011	$8,814,750

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Condensed Consolidated Financial Statements
March 31, 2006
(Unaudited)

(5) Investments in Operating Leases

Investments in operating leases consist of the following at March 31, 2006 and December 31, 2005:
	(Unaudited)
	March 31,	December 31,
	2006	2005
Aircraft	$93,978,544	$93,978,544
Cargo vessels	-	75,664,671
Co-generation facility	13,016,927	15,787,934
Railcars	5,631,436	5,631,436
Material handling, telecommunication and computer equipment	4,576,536	4,576,536

	117,203,443	195,639,121
Accumulated depreciation	(44,898,351)	(70,791,992)

	$72,305,092	$124,847,129

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
March 31, 2006
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

Non-cancelable minimum annual rental amounts receivable from operating leases, including recent lease extensions, are as follows at March 31, 2006:

Years Ending
March 31,
2007	$13,752,119
2008	$7,718,839
2009	$6,874,929
2010	$6,841,533
2011	$6,451,573

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Condensed Consolidated Financial Statements
March 31, 2006
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

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Condensed Consolidated Financial Statements
March 31, 2006
(Unaudited)

(6) Joint Ventures - continued

ICON Global Crossing II, LLC

On September 28, 2006, the LLC along with ICON Income Fund Ten, LLC (“Fund Ten”) an entity also managed by the Manager, formed ICON Global Crossing II, LLC (“ICON Global Crossing II”), with original interests of approximately 17% and 83%, respectively. The total capital contributions made to Global Crossing II were approximately $12,044,000 of which the LLC’s share was approximately $2,000,000. The Manager was paid an acquisition fee totaling $60,000 relating to this transaction, which was included in other assets and will be amortized to operations over the life of the related lease with Global Crossing Telecommunications, Inc. and Global Crossing North American Networks, Inc. (collectively the “Global Crossing Group”).

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

ICON Aircraft 126 LLC

During February 2002, the LLC and Fund Eight B, formed ICON Aircraft 126 LLC ("ICON 126") for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited ("D.A.L."), a Cayman Islands registered company, which owns, through an owner trust, an Airbus A340-313X aircraft which is on lease to Cathay. The lease was initially scheduled to expire in March 2006, but has been extended until July 1, 2011. The LLC and Fund Eight B each have ownership interests of 50% in ICON 126. ICON 126 consolidates the financial position and operations of D.A.L. in its consolidated financial statements.

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
March 31, 2006
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

Information as to the results of operations of ICON 126 for the three months ended March 31, 2006 and 2005 are summarized below:

	Three Months Ended
	March 31,
	2006	2005
Net (loss) income	$(447,087)	$227,801
LLC's share of net (loss) income	$(223,544)	$113,901

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

For the three months ended March 31, 2006, the LLC received approximately $2,300 in proceeds from the sale of unguaranteed residual value and recognized a loss of approximately $78,000.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Condensed Consolidated Financial Statements
March 31, 2006
(Unaudited)

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

Simultaneously with the execution of the refinanced non-recourse debt, the LLC entered into three interest rate swap contracts with Fortis Bank NV/SA, New York Branch in the aggregate amount of $51,000,000 in order to fix the variable interest rate on the non-recourse debt and minimize the LLC’s risk of interest rate fluctuation. The interest rate swap contracts fixed the interest rate at 7.02% per year. The LLC accounts for its interest rate swap contracts in accordance with Statement Financial Accounting Standards No. 133 (“SFAS 133”), as amended, and recorded the interest rate swap contracts at their estimated fair values, and recognizes the periodic change in their fair values as other comprehensive income. At March 31, 2006, the fair value of the interest rate swap contracts was an asset of $679,344.

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
March 31, 2006
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

The aggregate maturities of notes payable - non-recourse, including the refinancings discussed above, consist of the following at March 31, 2006:

Years Ending
March 31,
2007	$21,413,961
2008	$14,826,991
2009	$12,126,151
2010	$9,878,039
2011	$9,887,638

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

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at March 31, 2006. The Loan Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Loan Agreement.

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

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Condensed Consolidated Financial Statements
March 31, 2006
(Unaudited)

(9) Revolving Loan Facility - recourse - continued

The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower. The Borrowers are in compliance with the Contribution Agreement at March 31, 2006, and no amounts are due to or payable by the LLC under the Contribution Agreement.

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

Aggregate borrowings by the Borrowers under the Facility amounted to $6,565,927 at March 31, 2006. The LLC had advances of $5,410,000 outstanding under the Facility at March 31, 2006.

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
March 31, 2006
(Unaudited)

(10) Transactions with Related Parties - continued

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

The Manager also has a 1% interest in the LLC’s profits, losses, cash distributions and liquidation proceeds. The LLC paid distributions to the Manager of $22,305 for the three months ended March 31, 2006. The Manager’s interest in the LLC’s net (loss) income was $(23,159) and $3,271 for the three months ended March 31, 2006 and 2005, respectively.

Fees paid or accrued by the LLC to the Manager or its affiliates for the three months ended March 31, 2006 and 2005 are as follows:

	2006	2005
Management fees	$631,009	$503,725
Administrative expense reimbursements	130,032	306,052

	$761,041	$809,777

The LLC had a payable of $234,195 due to the Manager and affiliates at March 31, 2006. Of this amount, approximately $121,200 is due to the Manager relating to administrative expense reimbursements, approximately $24,900 is due to the Manager relating to other costs paid on behalf of the LLC and approximately $88,000 is due to an affiliate for a rental payment received on its behalf.

At March 31, 2006, the LLC was due $136,760 from various of its affiliates, which primarily consisted of $75,000 due from Fund Eight B and $61,760 due from ICON 126, for the initial deposits relating to the establishment of the ICON 126 maintenance accounts. The LLC received the $75,000 from Fund Eight B during December 2006 and anticipates receiving the $61,760 due from ICON 126 at lease expiration when the aircraft is sold.

(11) Other Comprehensive (Loss) Income

Other comprehensive income consists of the following:

	Three Months Ended		For the Year Ended
	March 31,		December 31,
	2006	2005	2005
Net (loss) income	$(2,315,887)	$327,107	$(2,777,128)

Other comprehensive income:
Foreign currency translation adjustment	45,185	-	(45,185)

Comprehensive (loss) income	$(2,270,702)	$327,107	$(2,822,313)

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Condensed Consolidated Financial Statements
March 31, 2006
(Unaudited)

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

 (13) Recent Accounting Pronouncements

In April 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Financial Instruments” (“SFAS 155”), amendment to SFAS 133 and SFAS 140. SFAS 155 addresses what had been characterized as a temporary exemption from the application of the bifurcation requirements of SFAS 133 to beneficial interests in securitized financial assets. The adoption of SFAS 155 will not have any impact on the LLC’s condensed consolidated financial statements.

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

At March 31, 2006, our current portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment subject to lease:

Air Transportation Industry:

•
We had an 85% interest in a joint venture, ICON Aircraft 46835 LLC (“Aircraft 46835”), which owned a McDonnell Douglas DC-10-30F aircraft that was on lease with Federal Express Corporation (“FedEx”). The lease expired on March 31, 2007.

•
We have a 100% interest in one Airbus A340-313X aircraft and a 50% interest through a joint venture with ICON Income Fund Eight B L.P. (“Fund Eight B”) in a second Airbus A340-313X aircraft, both on lease to Cathay Pacific Airways Limited (“Cathay”). During June 2006, we entered into an agreement with Cathay with respect to the aircraft in which we have a 100% interest, which extended the lease through December 1, 2011, and during March 2006, we entered into an agreement with Cathay with respect to the aircraft in which we have a 50% interest, which extended the lease through July 1, 2011.

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

On September 21, 2006, FedEx provided Aircraft 47820 its irrevocable notice to purchase the Aircraft and engines. Pursuant to the lease, Aircraft 47820 had twenty days to agree with FedEx on the fair value of the Aircraft and engines. The lease further provided that if the parties did not agree within that time period, then they have ten days to appoint a mutually acceptable appraiser. If the parties do not agree on an appraiser, the lease provided that the fair value would be determined by independent appraisers, one selected by our Manager and one selected by FedEx. Moreover, the lease provided that if those appraisers could not agree on the fair value, the two appraisers would appoint a third nationally recognized independent aircraft appraiser.

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

Our Manager concluded, based upon an independent third party appraisal, that no impairments were required on this Aircraft and engines at December 31, 2006.

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

Lease Renewal of Manufacturing Equipment

On April 30, 2003, we acquired a Double Kraft Paper Forming Tubing Unit on lease to Wildwood Industries, Inc. through January 2007 for approximately $1,350,000 in cash. Our Manager was paid acquisition fees of approximately $41,000 relating to this transaction. Pursuant to the terms of the lease, effective February 1, 2007, the lease has been extended for an additional twelve months.

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

On September 28, 2006, ICON Global Crossing II purchased state-of-the-art telecommunications equipment for approximately $12,044,000. This equipment is subject to a 48 month lease with Global Crossing Telecommunications, Inc. and Global Crossing North American Networks, Inc. (collectively the “Global Crossing Group”) that commenced on November 1, 2006. We incurred acquisition fees payable to our Manager in the amount of $60,000 related to this transaction.

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

Effective March 27, 2006, the owner trustee, in connection with the Cathay lease extensions, refinanced the non-recourse debt associated with the Cathay aircraft in which we have a 50% interest through an investment in ICON Aircraft 126 LLC (“ICON 126”) a joint venture with Fund Eight B The refinancing was due to the fact that the original non-recourse debt of approximately $52,850,000 was due to be repaid on March 27, 2006. ICON 126 established, under the original lease, a reserve account totaling approximately $582,500, which was used to reduce the balloon payment to approximately $52,267,500. The refinanced non-recourse debt accrues interest at LIBOR plus 1.165%, matures on July 1, 2011 and requires a balloon payment of approximately $32,000,000. The variable interest rate of the refinanced debt was fixed at 6.104% under the terms of the debt agreement, effective October 3, 2006.

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

Lease Extension and Non-Recourse Debt Refinancing of Vessels

Effective March 14, 2006, we extended the term of our bareboat charters with Wilhelmsen through December 22, 2013. The charter extension provides Wilhelmsen with the option to acquire the Vessels at the expiration of the extended charter for a nominal amount.

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

Results of Operations for the Three Months Ended March 31, 2006 (the “2006 Quarter”) and 2005 (the “2005 Quarter”)

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

Revenue for the 2006 Quarter and the 2005 Quarter are summarized as follows:

	Three Months Ended March 31,
	2006	2005	Change
Total revenue	$7,290,137	$7,742,669	$(452,532)

Rental income	6,461,351	7,200,020	(738,669)
Finance income	636,975	373,806	263,169
(Loss) income from investments in joint ventures	(190,244)	165,122	(355,366)
Net gain on sales of equipment	224,266	-	224,266
Interest and other income	157,789	3,721	154,068

Total revenue for the 2006 Quarter decreased by $452,532, or 5.8%, as compared to the 2005 Quarter. This decrease was due to a decrease in rental income and a loss from investments in joint ventures. Under the terms of the agreement with the lessee of our co-generation facility, we received no rental income during the 2006 Quarter. On March 14, 2006, we renegotiated our charters with Wilhelmsen, and, in connection with the charter extensions, we reclassified the charters from operating leases to direct finance leases. This change in lease classification caused our rental income to decrease while increasing our finance income. The increase in our loss from our investments in joint ventures was primarily a result of ICON 126 renegotiating its lease with Cathay and subsequently recognizing a net loss for the 2006 Quarter as compared to net income for the 2005 Quarter. During the 2006 Quarter, a lessee chose to terminate a lease early. The early termination resulted in several items of leased equipment being sold for a net gain on sales of equipment. The increase in interest and other income is primarily due to income we received from our investments in unguaranteed residual values during the 2006 Quarter.

Expenses for the 2006 Quarter and the 2005 Quarter are summarized as follows:

	Three Months Ended March 31,
	2006	2005	Change
Total expenses	$9,606,024	$7,415,562	$2,190,462

Impairment loss	2,771,007	-	2,771,007
Depreciation and amortization	4,400,581	5,329,422	(928,841)
Interest	1,390,116	1,136,139	253,977
Management fees - Manager	631,009	503,725	127,284
Administrative expense reimbursements - Manager	130,032	306,052	(176,020)
General and administrative	178,351	128,040	50,311
Minority interest	104,928	12,184	92,744

Total expenses for the 2006 Quarter increased by $2,190,462, or 29.5%, as compared to the 2005 Quarter. The increase was due primarily from the impairment loss recorded on our co-generation facility in March 2006, partially offset by the decrease in depreciation and amortization expense. The decrease in depreciation and amortization expense is primarily a result of the change in lease classification of our charters with Wilhelmsen discussed above. Interest expense increased primarily because we refinanced our non-recourse debt with Cathay. The increase in management fees - Manager was a result of an increase in rental income and minimum rents receivable payments from our lessees. Our Manager receives management fees for providing various services, such as the collection of lease payments from lessees, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses. As we increased our leased equipment portfolio, management fees paid to our Manager increased. The decrease in administrative expense reimbursements is a result of less time required by our Manager to administer our affairs.

Net (Loss) Income

As a result of the foregoing factors, the net loss for the 2006 Quarter was $(2,315,887) as compared to net income of $327,107 for the 2005 Quarter. The net loss per weighted average number of additional members’ shares outstanding for the 2006 Quarter was $(23.36), as compared to the net income per weighted average number of additional members’ shares outstanding for the 2005 Quarter, which was $3.29.

Liquidity and Capital Resources

Sources and Uses of Cash

At March 31, 2006, we had cash and cash equivalents of $3,845,038. During our offering period our main source of cash was from financing activities and during our reinvestment period our main source of cash has been from investing activities, which we expect to continue during the liquidation period. During our offering our main use of cash was from investing activities and during our reinvestment period our main use of cash has been from financing activities, which we anticipate will continue during the liquidation period.

Sources of Cash

Our main sources of cash during the 2006 Quarter were from investing activities, financing activities and operating activities. Our sources of cash from investing activities consisted of proceeds from the sales of equipment of approximately $1,933,000 and distributions received from joint ventures of approximately $196,000. Our source of cash from financing activities was from the proceeds of our recourse debt of approximately $875,000. Our net cash from operations was approximately $802,000, primarily due to approximately $1,100,000 we received from the collection of principal on non-financed receivables from direct finance leases.

Uses of cash

Our primary cash outflows during the 2006 Quarter were for financing activities. Our main use of cash relating to financing activities was for cash distributions to our members of approximately $2,230,000.

Financings and Borrowings

We have both non-recourse and recourse debt obligations. Our non-recourse debt consists of notes payable in which the lenders have a security interest in the equipment and an assignment of the rental payments under the leases. The lenders are being paid directly by the lessees. Our non-recourse debt obligations accrue interest at rates ranging from 4.04% per year to 9.50% per year. The outstanding balance of our non-recourse debt was $85,846,242 at March 31, 2006.

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

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at March 31, 2006. The Loan Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Loan Agreement.

In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the “Contribution Agreement”), pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the Loan Agreement, as applied to such Borrower and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower. The Borrowers are in compliance with the Contribution Agreement at March 31, 2006, and no amounts are due to or payable by us under the Contribution Agreement.

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

Aggregate borrowings by all Borrowers under the Facility amounted to $6,565,927 at March 31, 2006. We had $5,410,000 of borrowings outstanding under the Facility at March 31, 2006.

Our Manager believes that with the cash we have currently available, cash being generated from our equipment leases and cash from the proceeds from sales of equipment, we have sufficient cash to continue our operations into the foreseeable future. We have the ability to borrow funds under the Facility, if necessary. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessees’ business that are beyond our control. See “Part II, Item 1A. Risk Factors.”

Distributions

We pay monthly distributions to our members beginning with the first month after the member’s admission through the termination of our reinvestment period, which we anticipate will be April 29, 2008, unless that date is extended for up to an additional three years, in our Manager’s sole discretion. We paid distributions to additional members for the three months ended March 31, 2006 of $2,208,157. We paid distributions to our Manager for the three months ended March 31, 2006 of $22,305.

Contractual Obligations and Commitments and Off Balance Sheet Transactions

At December 31, 2006, we have recourse and non-recourse debt obligations. The lenders have security interests in the equipment relating to each non-recourse debt instrument and an assignment of the rental payments under the leases associated with the equipment. If the lessee were to default on the non-recourse debt the equipment would be returned to the lender in extinguishment of the non-recourse debt. At March 31, 2006, our outstanding indebtedness was $85,846,242. We are a party to the Facility, as discussed in the financing and borrowings section above. At March 31, 2006, our borrowings under the Facility were $5,410,000.

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

Item 4. Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended March 31, 2006, as well as the interim financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934.Our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”) included restated consolidated financial statements for the years ended December 31, 2003 and 2002 in order to correct our previously issued historical consolidated financial statements at December 31, 2003 and 2002 and for the years then ended, initially filed with the SEC on March 30, 2004 and March 31, 2003, respectively.

Our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Chief Executive Officer and its Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. As part of their evaluation, they reviewed the circumstances surrounding the delay in filing the 2004 10-K and the restatement of our previously issued financial statements for the years ended December 31, 2002 and 2003. As we previously reported in our Current Report on Form 8-K dated May 18, 2006, we delayed the filing of the 2004 10-K, the Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”), and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005, September 30, 2005 and March 31, 2006 pending completion by our accountants, Hays & Company LLP, of the re-audit of our 2002 financial statements that were audited by our prior accountants. After the completion of the re-audit of our 2002 financial statements, we filed our 2004 10-K on July 19, 2006. On November 13, 2006 we filed our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. On November 14, 2006, we filed the 2005 10-K. Once this Quarterly Report on Form 10-Q and the Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006 are filed, we will have filed all of our outstanding Quarterly Reports on Form 10-Q.

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

In our Manager’s continuing evaluation of its disclosure controls and procedures to determine their adequacy and effectiveness, our Manager’s Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of March 31, 2006, our Manager’s disclosure controls and procedures were not (i) effective to ensure that the correct accounting treatment for certain transactions disclosed in the 2004 10-K, which transactions were required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”), were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our Manager, including our Manager’s principal executive and principal financial officers, as appropriate to allow timely decisions regarding appropriate disclosure.

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

Our Manager's Chief Executive Officer and Principal Financial and Accounting Officer expect to remediate the weakness in disclosure controls and procedures that has to date prevented this Quarterly Report on Form 10-Q from being timely filed following the filing of this Quarterly Report on Form 10-Q and the Quarterly Reports on Form 10-Q for the periods ended June 30, 2006 and September 30, 2006, which will occur on the same day.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Manager consented to us redeeming 22 additional member shares during the 2006 Quarter. The redemption amounts are calculated according to a specified redemption formula in accordance with the LLC agreement. Redeemed shares have no voting rights and do not share in distributions. The LLC agreement limits the number of shares which can be redeemed in any one year and redeemed shares may not be reissued. The following table details our additional redemptions:

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

Not Applicable.

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

34