Form 10-Q
period 2007-03-01
ICON INCOME FUND NINE LLC
filed 2007-04-13
CIK 1157522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended	June 30th, 2006

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from	to

Commission_File_Number	000-50217

ICON Income Fund Nine, LLC
(Exact name of registrant as specified in its charter)

Delaware	13-4183234
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York	10011-1505
(Address of principal executive offices)	(Zip code)

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

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Balance Sheets

ASSETS

	(Unaudited)
	June 30,	December 31,
	2006	2005
Cash and cash equivalents	$18,387,828	$2,237,797

Investments in finance leases:
Minimum rents receivable	81,229,046	11,895,122
Estimated unguaranteed residual values	1,503,811	1,753,811
Initial direct costs, net	53,305	124,284
Unearned income	(32,372,505)	(1,256,271)

Net investments in finance leases	50,413,657	12,516,946

Investments in operating leases:
Equipment, at cost	104,186,516	195,639,121
Accumulated depreciation	(39,348,986)	(70,791,992)

Net investments in operating leases	64,837,530	124,847,129

Investments in joint ventures	4,729,563	5,473,170
Investments in unguaranteed residual values	2,841,352	3,339,010
Interest rate swap contracts	16,722	720,458
Due from Manager and affiliates	136,760	136,760
Other assets, net	4,058,311	2,364,289

Total assets	$145,421,723	$151,635,559

See notes to condensed consolidated financial statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Balance Sheets

LIABILITIES AND MEMBERS' EQUITY

	(Unaudited)
	June 30,	December 31,
Liabilities:	2006	2005
Notes payable - non-recourse	$96,948,713	$93,247,942
Revolving loan facility - recourse	-	4,535,000
Accrued expenses and other liabilities	2,246,265	653,581
Deferred rental income	-	269,184
Due to Manager and affiliates	172,428	196,673
Minority interest	403,602	189,926

Total liabilities	99,771,008	99,092,306

Commitments and contingencies

Members' equity:
Manager (one share outstanding, $1,000 per share
original issue price)	(405,484)	(336,081)
Additional Members (98,122 and 98,144 shares outstanding,
$1,000 per share original issue price)	46,039,477	52,924,519
Accumulated other comprehensive income (loss)	16,722	(45,185)

Total members' equity	45,650,715	52,543,253

Total liabilities and members' equity	$145,421,723	$151,635,559

See notes to condensed consolidated financial statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue:
Rental income	$3,889,137	$7,205,639	$10,350,488	$14,405,659
Finance income	2,200,038	344,827	2,837,013	718,633
(Loss) income from investments in joint ventures	(129,294)	146,203	(319,538)	311,325
Net (loss) gain on sales of equipment	(5,691)	(72,647)	218,575	(72,647)
Interest and other income	254,093	15,435	411,882	19,156

Total revenue	6,208,283	7,639,457	13,498,420	15,382,126

Expenses:
Impairment loss	-	-	2,771,007	-
Depreciation and amortization	2,701,029	5,326,800	7,101,610	10,656,222
Interest	1,487,352	1,799,926	2,877,468	2,936,065
Management fees - Manager	493,557	515,934	1,124,566	1,019,659
Administrative expense reimbursements - Manager	119,377	181,842	249,409	487,894
General and administrative	162,136	185,191	340,487	313,231
Maintenance expense	1,300,000	-	1,300,000	-
Minority interest	108,748	15,856	213,676	28,040

Total expenses	6,372,199	8,025,549	15,978,223	15,441,111

Net loss	$(163,916)	$(386,092)	$(2,479,803)	$(58,985)

Net loss allocable to:
Additional Members	$(162,277)	$(382,231)	$(2,455,005)	$(58,395)
Manager	(1,639)	(3,861)	(24,798)	(590)

	$(163,916)	$(386,092)	$(2,479,803)	$(58,985)

Weighted average number of Additional Members'
shares outstanding	98,122	98,210	98,129	98,269

Net loss per weighted average Additional
Members' share	$(1.65)	$(3.89)	$(25.02)	$(0.59)

See notes to condensed consolidated financial statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statement of Changes in Members' Equity
Six Months Ended June 30, 2006
(Unaudited)

				Accumulated Other	Total
	Additional	Additional		Comprehensive	Members'
	Member Shares	Members	Manager	Income (Loss)	Equity
Balance, January 1, 2006	98,144	$52,924,519	$(336,081)	$(45,185)	$52,543,253

Cash distributions to members	-	(4,415,898)	(44,605)	-	(4,460,503)
Additional members' shares redeemed	(22)	(14,139)	-	-	(14,139)
Change in valuation of interest rate
swap contracts	-	-	-	16,722	16,722
Foreign currency translation adjustment	-	-	-	45,185	45,185
Net loss	-	(2,455,005)	(24,798)	-	(2,479,803)

Balance, June 30, 2006	98,122	$46,039,477	$(405,484)	$16,722	$45,650,715

See notes to condensed consolidated financial statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30,
(Unaudited)

	2006	2005
Cash flows from operating activities
Net loss	$(2,479,803)	$(58,985)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(7,528,582)	(13,345,056)
Finance income	(2,837,013)	(718,633)
Loss (income) from investments in joint ventures	319,538	(311,325)
Net (income) loss on sales of equipment	(218,575)	72,647
Net gain on sale of interest rate swap contracts	(25,656)	-
Impairment loss	2,771,007	-
Depreciation and amortization	7,101,610	10,656,222
Interest expense on non-recourse financing paid directly
to lenders by lessees	2,547,823	3,099,115
Change in fair value of interest rate swap contracts	41,114	(216,600)
Minority interest in joint ventures	213,676	28,040
Changes in operating assets and liabilities:
Collection of principal - non-financed receivables	2,174,806	2,221,943
Due to/from Manager and affiliates	(24,245)	18,376
Other assets, net	623,057	(261,956)
Accrued expenses and other liabilities	1,537,110	149,121
Deferred income	(1,843,008)	34,360

Net cash provided by operating activities	2,372,859	1,367,269

Cash flows from investing activities:
Proceeds from sales of equipment	7,144,669	204,570
Investment in operating leases	-	(574,727)
Loans and advances to affiliate	-	(1,500,000)
Contributions to joint ventures	-	-
Distributions received from joint ventures	424,069	283,437

Net cash provided by (used in) investing activities	7,568,738	(1,586,720)

Cash flows from financing activities:
Cash distributions paid to members	(4,460,503)	(4,467,378)
Proceeds from non-recourse borrowings	22,043,456	-
Repayment of non-recourse borrowings	(6,867,630)	-
Proceeds from recourse borrowings	875,000	2,970,000
Repayment of recourse borrowings	(5,410,000)	-
Financing costs paid	(707,935)	-
Proceeds from sale of interest rate swap contracts	705,000	-
Cash paid for additional members' shares redeemed	(14,139)	(124,553)

Net cash provided by (used in) financing activities	6,163,249	(1,621,931)

Effects of exchange rates on cash and cash equivalents	45,185	-

Net increase (decrease) in cash and cash equivalents	16,150,031	(1,841,382)
Cash and cash equivalents, beginning of the period	2,237,797	3,449,768

Cash and cash equivalents, end of the period	$18,387,828	$1,608,386

See notes to condensed consolidated financial statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30,
(Unaudited)

	2006	2005
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$476,074	$53,552

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse notes payable
paid directly to lenders by lessees	$13,998,301	$14,931,950
Reclassification of net assets from investments in operating leases
to investments in finance leases	$45,399,576	$-
Other assets acquired from affiliate in exchange
for amounts owed	$-	$755,000
Interest in finance lease acquired from affiliate in
exchange for amounts owed	$-	$745,000

See notes to condensed consolidated financial statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2006
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
June 30, 2006
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
June 30, 2006
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

On April 30, 2003, the LLC acquired a Double Kraft Paper Forming Tubing Unit on lease to Wildwood Industries, Inc., through January 2007 for approximately $1,350,000 in cash. Effective February 1, 2007, the lease with Wildwood was, pursuant to the terms of the lease, extended for an additional twelve months under the same terms as original lease.

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

Non-cancelable minimum annual amounts due from investments in finance leases are as follows at June 30, 2006:

Years Ending
June 30,
2007	$17,425,159
2008	$12,988,506
2009	$10,179,739
2010	$9,307,500
2011	$8,568,375

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2006
(Unaudited)

(5) Investments in Operating Leases

Investments in operating leases consist of the following at June 30, 2006 and December 31, 2005:

	(Unaudited)
	June 30,	December 31,
	2006	2005
Aircraft	$93,978,544	$93,978,544
Cargo vessels	-	75,664,671
Co-generation facility	-	15,787,934
Railcars	5,631,436	5,631,436
Material handling, telecommunication and computer equipment	4,576,536	4,576,536

	104,186,516	195,639,121
Accumulated depreciation	(39,348,986)	(70,791,992)

	$64,837,530	$124,847,129

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
June 30, 2006
(Unaudited)

(5) Investments in Operating Leases - continued

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

Non-cancelable minimum annual rental amounts receivable from operating leases, including recent lease extensions, are as follows at June 30, 2006:

Years Ending
June 30,
2007	$13,700,747
2008	$7,219,176
2009	$6,863,797
2010	$6,802,337
2011	$6,373,848

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2006
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

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2006
(Unaudited)

(6) Joint Ventures - continued

ICON Global Crossing II, LLC

On September 28, 2006, the LLC along with ICON Income Fund Ten, LLC (“Fund Ten”) an entity also managed by the Manager, formed ICON Global Crossing II, LLC (“ICON Global Crossing II”), with original interests of approximately 17% and 83%, respectively. The total capital contributions made to ICON Global Crossing II were approximately $12,044,000 of which the LLC’s share was approximately $2,000,000. The Manager was paid an acquisition fee totaling $60,000 relating to this transaction, which was included in other assets and will be amortized to operations over the life of the related lease with Global Crossing Telecommunications, Inc. and Global Crossing North American Networks, Inc. (collectively, the “Global Crossing Group”).

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
June 30, 2006
(Unaudited)

(6) Joint Ventures - continued

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

In connection with the original purchase of the Cathay aircraft owned by ICON 126, the owner trustee entered into two first priority charge on cash deposit agreements pursuant to which the maintenance account for the Cathay aircraft owned by ICON 126 was cross-collateralized with the maintenance account for the Cathay aircraft owned by ICON Aircraft 123 LLC (“ICON 123”) a wholly-owned subsidiary. Under the terms of this agreement, ICON 126 was required to pay on behalf of, ICON 123, any maintenance cost shortfalls incurred by the affiliate. On January 30, 2007, ICON 126 paid approximately $143,000 in maintenance costs from the remaining balance in its maintenance account on behalf of ICON 123. The maintenance account and related security interests were then terminated. ICON 126 will be reimbursed by ICON 123 for the maintenance short fall when the aircraft is sold.

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

Information as to the results of operations of ICON 126 for the three and six months ended June 30, 2006 and 2005 are summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net (loss) income	$(584,252)	$217,670	$(1,031,339)	$445,471
LLC's share of net (loss) income	$(292,126)	$108,835	$(515,670)	$222,736

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2006
(Unaudited)
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

For the three and six months ended June 30, 2006, the LLC received approximately $411,600 and $413,900, respectively, in proceeds from the sale of unguaranteed residual values and recognized a loss of approximately $5,700 and $83,700, respectively. For the three and six months ended June 30, 2005, the LLC received approximately $205,000 in proceeds from the sale of unguaranteed residual values and recognized a loss of approximately $73,000.

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

Simultaneously with the execution of the refinanced non-recourse debt, the LLC entered into three interest rate swap contracts with Fortis Bank NV/SA, New York Branch in the aggregate amount of $51,000,000 in order to fix the variable interest rate on the non-recourse debt and minimize the LLC’s risk of interest rate fluctuation. The interest rate swap contracts fixed the interest rate at 7.02% per year. The LLC accounts for its interest rate swap contracts in accordance with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), as amended, and recorded the interest rate swap contracts at their estimated fair values, and recognizes the periodic change in their fair values as other comprehensive income. At June 30, 2006, the fair value of the interest rate swap contracts was an asset of $16,722.

During September 2002, the LLC had entered into three interest rate swap contacts associated with the original non-recourse debt assumed by the LLC as part of the acquisition of the Vessels. The LLC entered into these agreements in order to effectively fix the variable interest rate on the non-recourse debt. The interest rate swap contracts had a fixed interest rate of 4.67% per year. On May 22, 2006, the LLC terminated the initial interest swap contracts in connection with the non-recourse debt refinancing and received $705,000 from the swap provider to terminate the existing three interest rate swap contracts. The LLC recognized a gain on this termination of approximately $26,000 at June 30, 2006.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2006
(Unaudited)

(8) Notes Payable - Non-Recourse - continued

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

On August 1, 2006, the owner trustee was able to negotiate more favorable terms with a new lender and refinanced the Initial Refinancing (the “Second Refinancing”). In connection with the Second Refinancing, the LLC was able to borrow approximately an additional $6,242,000 of non- recourse debt. The principal balance of the Second Refinancing is approximately $43,800,000, matures on December 1, 2011, requires a balloon payment of approximately $22,750,000 and accrues interest at 6.85% per year. The Second Refinancing requires monthly payments of approximately $545,000 through May 2010 and approximately $495,000 through December 2011. The LLC paid approximately $749,000 of costs in connection with the Second Refinancing, which were capitalized to other assets and will be amortized to operations over the term of the Second Refinancing. The new lender has a security interest in the aircraft and an assignment of the lease payments.

The aggregate maturities of notes payable - non-recourse, including the refinancing discussed above, consist of the following at June 30, 2006:

Years Ending
June 30,
2007	$20,642,502
2008	$14,766,346
2009	$11,148,570
2010	$9,831,596
2011	$9,896,135

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

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2006
(Unaudited)

(9) Revolving Loan Facility - recourse - continued

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at June 30, 2006. The Loan Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Loan Agreement.

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

The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower. The Borrowers are in compliance with the Contribution Agreement at June 30, 2006, and no amounts are due to or payable by the LLC under the Contribution Agreement.

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

Aggregate borrowings by the Borrowers under the Facility amounted to $1,795,000 at June 30, 2006. The LLC had no advances outstanding under the Facility at June 30, 2006.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2006
(Unaudited)
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

The Manager also has a 1% interest in the LLC’s profits, losses, cash distributions and liquidation proceeds. The LLC paid distributions to the Manager of $44,605 for the six months ended June 30, 2006. The Manager’s interest in the LLC’s net loss for the three months ended June 30, 2006 and 2005 was $1,639 and $3,861, respectively. The Manager’s interest in the LLC’s net loss for the six months ended June 30, 2006 and 2005 was $24,798 and $590, respectively.

Fees paid or accrued by the LLC to the Manager or its affiliates for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Management fees	$493,557	$515,934	$1,124,566	$1,019,659
Administrative expense reimbursements	119,377	181,842	249,409	487,894

	$612,934	$697,776	$1,373,975	$1,507,553

The LLC had a payable of $172,428 due to the Manager and affiliates at June 30, 2006. Of this amount, approximately $135,800 is due to the Manager relating to administrative expense reimbursements, approximately $8,600 is due to the Manager relating to management fees and approximately $24,900 is due to the Manager relating to other costs paid on behalf of the LLC. The remaining balance of the payable of approximately $3,100 is due to an affiliate.

At June 30, 2006, the LLC was due $136,760 from various of its affiliates, which primarily consisted of $75,000 due from Fund Eight B and $61,760 due from ICON 126, for the initial deposits relating to the establishment of the ICON 126 maintenance accounts. The LLC received the $75,000 from Fund Eight B during December 2006 and anticipates receiving the $61,760 due from ICON 126 at lease expiration when the aircraft is sold.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2006
(Unaudited)
(11) Other Comprehensive (Loss) Income

Other comprehensive loss consists of the following:

	Three Months Ended		Six Months Ended		For the Year Ended
	June 30,		June 30,		December 31,
	2006	2005	2006	2005	2005
Net loss	$(163,916)	$(386,092)	$(2,479,803)	$(58,985)	$(2,777,128)

Other comprehensive loss:
Change in valuation interest rate
swap contracts	(16,722)	-	(16,722)	-	-
Foreign currency translation adjustment	-	-	45,185	-	(45,185)

Comprehensive loss	$(180,638)	$(386,092)	$(2,451,340)	$(58,985)	$(2,822,313)

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
June 30, 2006
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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 expresses the views of the SEC regarding the process of quantifying the materiality of financial misstatements. SAB 108 requires both the balance sheet and income statement approaches be used when quantifying the materiality of misstated amounts. In addition, SAB 108 contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. SAB 108 is effective for the fiscal years ending after November 15, 2006. The adoption of SAB 108 will not have an impact on the LLC’s condensed consolidated financial statements.

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

At June 30, 2006, our current portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment subject to lease:

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

•
We have a 100% interest in several leases for various manufacturing equipment on lease to Wildwood Industries, Inc. The leases expire on various dates between January 2007 and September 2008. Pursuant to the terms of the lease, the lease that was scheduled to expire in January 2007, has been extended for an additional twelve months, under the same terms as original lease.

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

On September 21, 2006, FedEx provided Aircraft 46835 its irrevocable notice to purchase the aircraft. Pursuant to the lease, Aircraft 46835 had twenty days to agree with FedEx on the fair value of the aircraft. The lease further provided that if the parties did not agree within that time period, then they have ten days to appoint a mutually acceptable appraiser. If the parties could not agree on an appraisers, the lease provided that the fair value would be determined by independent appraisers, one selected by our Manager and one selected by FedEx. Moreover, the lease provided that if those appraisers could not agree on the fair value, the two appraisers would appoint a third nationally recognized independent aircraft appraiser.

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

Information Technology Equipment on lease with GEICO

On March 31, 2004, we and ICON Income Fund Ten, LLC (“Fund Ten”), an entity also managed by our Manager, formed a joint venture, ICON GeicJV, for the purpose of purchasing information technology equipment subject to a three year lease with Government Employees Insurance Company (“GEICO”). We have an interest of 26% in this joint venture. On April 30, 2004, ICON GeicJV acquired the information technology equipment. The lease expired on March 31, 2007. Our Manager has been notified that GEICO will return the equipment following the expiration of the lease. Our portion of purchase price was approximately $1,522,000 in cash. Our Manager was paid an acquisition fee of approximately $46,000 relating to this transaction.

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

Sale and Return of Information Technology Equipment

During March 2004, we acquired from Insight Investments Corporation a lease for computer equipment and corresponding parts. The lease expired on December 1, 2006. The purchase price was approximately $3,036,000, consisting of approximately $74,000 in cash and the assumption of approximately $2,962,000 of non-recourse debt. The non-recourse debt accrued interest at 4.5% per year and matured in December 2006. The lender had a security interest in the computer equipment and an assignment of the rental payments under the lease. The equipment was uninstalled during December 2006 and returned during January 2007. The associated estimated residual value was subsequently reclassified to equipment held for sale or lease as of December 31, 2006. Our Manager is exploring our options with respect to re-leasing or selling this equipment as of December 31, 2006. At December 31, 2006, based on recent sales estimates, we recorded an impairment loss of approximately $98,000.

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

On September 28, 2006, ICON Global Crossing II purchased state-of-the-art telecommunications equipment for approximately $12,044,000. This equipment is subject to a 48 month lease with Global Crossing Telecommunications, Inc. and Global Crossing North American Networks, Inc. (collectively, the “Global Crossing Group”) that commenced on November 1, 2006. We incurred acquisition fees payable to our Manager in the amount of $60,000 related to this transaction.

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

Simultaneously with the execution of the refinanced non-recourse debt, we entered into three interest rate swap contracts with Fortis Bank NV/SA, New York Branch in the aggregate amount of $51,000,000 in order to fix the variable interest rate on the non-recourse debt and minimize our risk of interest rate fluctuation. The interest rate swap contracts fixed the interest rate at 7.02% per year. We account for our interest rate swap contracts in accordance with Statement of Financial Accounting Standards No. 133, (“SFAS 133”) as amended, and recorded the interest rate swap contracts at their estimated fair values and recognize the periodic change in their fair values as other comprehensive income. On May 22, 2006, we received $705,000 from the original swap provider to terminate the original three interest rate swap contracts that applied to the original financing of the Vessels and in accordance with accounting principles generally accepted in the United States of America (“GAAP”), were recorded through the statement of operations. We recognized a gain on this transaction of approximately $26,000 at June 30, 2006.

Results of Operations for the Three Months Ended June 30, 2006 (the “2006 Quarter”) and 2005 (the “2005 Quarter”)

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

Revenue for the 2006 Quarter and the 2005 Quarter are summarized as follows:

	Three Months Ended June 30,
	2006	2005	Change
Total revenue	$6,208,283	$7,639,457	$(1,431,174)

Rental income	3,889,137	7,205,639	(3,316,502)
Finance income	2,200,038	344,827	1,855,211
(Loss) income from investments in joint ventures	(129,294)	146,203	(275,497)
Net (loss) gain on sales of equipment	(5,691)	(72,647)	66,956
Interest and other income	254,093	15,435	238,658

Total revenue for the 2006 Quarter decreased by $1,431,174, or 18.7%, as compared to the 2005 Quarter. This decrease was due to a decrease in rental income and a loss from investments in joint ventures. On March 14, 2006, we renegotiated our charters with Wilhelmsen, and, in connection with the charter extensions, we reclassified the charters from operating leases to direct finance leases. This change in lease classification caused our rental income to decrease while increasing our finance income. The loss in our investments in our joint ventures was primarily due to two factors: (i) the lease extension completed with Cathay during March 2006, which reduced the rental income of our joint venture, ICON 126, whose sole asset is an Airbus A340-313X aircraft and (ii) ICON 126 was required to pay 50% of the maintenance overhaul costs associated with a scheduled maintenance check. During June 2006, ICON 126 accrued a one-time cost of approximately $1,153,000 related to the maintenance overhaul costs. The increase in interest and other income is primarily due to income we received from our investments in unguaranteed residual values during the 2006 Quarter.

Expenses for the 2006 Quarter and the 2005 Quarter are summarized as follows:

	Three Months Ended June 30,
	2006	2005	Change
Total expenses	$6,372,199	$8,025,549	$(1,653,350)

Depreciation and amortization	2,701,029	5,326,800	(2,625,771)
Interest	1,487,352	1,799,926	(312,574)
Management fees - Manager	493,557	515,934	(22,377)
Administrative expense reimbursements - Manager	119,377	181,842	(62,465)
General and administrative	162,136	185,191	(23,055)
Maintenance expense	1,300,000	-	1,300,000
Minority interest	108,748	15,856	92,892

Total expenses for the 2006 Quarter decreased by $1,653,350, or 20.6%, as compared to the 2005 Quarter. The decrease is primarily the result of the decrease in depreciation and amortization expense resulting from the change in the lease classification of our charters with Wilhelmsen discussed above. The decrease in interest expense was due primarily to our refinancing of the non-recourse debt with Wilhelmsen at a lower interest rate then we had in 2005. We anticipate interest expense will increase during the remainder of 2006, because we increased our non-recourse debt with the refinancing of the Wilhelmsen non-recourse debt. The decrease in total expenses is primarily offset by the increase in maintenance expense. The maintenance expense increased as a result of the maintenance overhaul costs incurred relating to our Cathay aircraft which were not present in the 2005 Quarter.

Net Loss

As a result of the foregoing factors, the net loss for the 2006 Quarter was $163,916 as compared to $386,092 for the 2005 Quarter. The net loss per weighted average number of additional members’ shares outstanding for the 2006 Quarter was $1.65, as compared to the net loss per weighted average number of additional members’ shares outstanding for the 2005 Quarter, which was $3.89.

Results of Operations for the Six Months Ended June 30, 2006 (the “2006 Period”) and 2005 (the “2005 Period”)

Revenue for the 2006 Period and the 2005 Period are summarized as follows:

	Six Months Ended June 30,
	2006	2005	Change
Total revenue	$13,498,420	$15,382,126	$(1,883,706)

Rental income	10,350,488	14,405,659	(4,055,171)
Finance income	2,837,013	718,633	2,118,380
(Loss) income from investments in joint ventures	(319,538)	311,325	(630,863)
Net (loss) gain on sales of equipment	218,575	(72,647)	291,222
Interest and other income	411,882	19,156	392,726

Total revenue for the 2006 Period decreased by $1,883,706, or 12.3%, as compared to the 2005 Period. This decrease was due to a decrease in rental income and a loss from investments in joint ventures. On March 14, 2006, we renegotiated our charters with Wilhelmsen and in connection with the charter extensions, we reclassified the charters from operating leases to direct finance leases. This change in lease classification caused our rental income to decrease while increasing our finance income. The loss from our investments in joint ventures was primarily due to two factors: (i) the lease extension completed with Cathay during March 2006, which reduced the rental income of our joint venture, ICON 126, whose sole asset is an Airbus A340-313X aircraft and (ii) ICON 126 was required to pay 50% of the maintenance overhaul costs associated with a scheduled maintenance check. Primarily offsetting this loss is the gain recognized on the sale of our lease with Metaldyne in the amount of approximately $302,000. The increase in interest and other income is primarily due to income we received from our investments in unguaranteed residual values during the 2006 Period.

Expenses for the 2006 Period and the 2005 Period are summarized as follows:

	Six Months Ended June 30,
	2006	2005	Change
Total expenses	$15,978,223	$15,441,111	$537,112

Impairment loss	2,771,007	-	2,771,007
Depreciation and amortization	7,101,610	10,656,222	(3,554,612)
Interest	2,877,468	2,936,065	(58,597)
Management fees - Manager	1,124,566	1,019,659	104,907
Administrative expense reimbursements - Manager	249,409	487,894	(238,485)
General and administrative	340,487	313,231	27,256
Maintenance expense	1,300,000	-	1,300,000
Minority interest	213,676	28,040	185,636

Total expenses for the 2006 Period increased by $537,112, or 3.5%, as compared to the 2005 Period. The increase was due primarily from the impairment loss recorded on our co-generation facility in March 2006 and the one-time maintenance overhaul costs we incurred with respect to our Cathay aircraft, partially offset by the decrease in depreciation and amortization expense. The decrease in depreciation and amortization expense is primarily a result of the change in the lease classification of the Wilhelmsen charters discussed above. The increase in management fees - Manager was a result of an increase in rental income and minimum rents receivable payments from our lessees. Our Manager receives management fees for providing various services, such as the collection of lease payments from lessees, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses. As we increased our leased equipment portfolio, management fees paid to our Manager increased. The decrease in administrative expense reimbursements is a result of less time required by our Manager to administer our affairs.

Net Loss

As a result of the foregoing factors, the net loss for the 2006 Period was $2,479,803, as compared to $58,985 for the 2005 Period. The net loss per weighted average number of additional members’ shares outstanding for the 2006 Period was $25.02, as compared to the net loss per weighted average number of additional members’ shares outstanding for the 2005 Period, which was $0.59.

Liquidity and Capital Resources

Sources and Uses of Cash

At June 30, 2006, we had cash and cash equivalents of $18,387,828. During our offering period our main source of cash was from financing activities and during our reinvestment period our main source of cash has been from investing activities, which we expect to continue during the liquidation period. During our offering our main use of cash was from investing activities and during our reinvestment period our main use of cash has been from financing activities, which we anticipate will continue during the liquidation period.

Sources of cash

Our main sources of cash during the 2006 Period were from investing activities, financing activities, and operating activities. Our sources of cash from investing activities consisted of proceeds from the sales of equipment of approximately $7,145,000 and distributions received from our joint ventures of approximately $424,000. Our sources of cash from financing activities consisted of proceeds from non-recourse borrowings of approximately $22,043,000, proceeds from our recourse borrowings of approximately $875,000 and one-time proceeds from the termination of our interest rate swap contracts of approximately $705,000. We do not anticipate future proceeds from our non-recourse borrowings. We received approximately $2,373,000 in net cash provided by operating activities, of which approximately $2,175,000 was from the collection of principal on non-financed receivables from direct finance leases.

 Uses of cash

Our primary cash outflows during the 2006 Period were for financing activities. Our uses of cash relating to financing activities were for cash distributions to our members of approximately $4,461,000, the repayment of non-recourse borrowings of approximately $6,868,000, repayment of recourse borrowings of approximately $5,410,000, the payment of approximately $708,000 relating to costs incurred for the various non-recourse debt refinancing.

Financings and Borrowings

We have non-recourse debt obligations at June 30, 2006 and are party to a senior secured revolving loan facility. Our non-recourse debt consists of notes payable in which the lenders have a security interest in the equipment and an assignment of the rental payments under the leases. The lenders are being paid directly by the lessees. Our non-recourse debt obligations accrue interest at rates ranging from 4.04% per year to 9.50% per year. The outstanding balance of our non-recourse debt was $96,948,713 at June 30, 2006. At June 30, 2006, we owed no amounts under our senior secured revolving loan facility.

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

Effective June 7, 2006, the owner trustee, in connection with the Cathay lease extension, refinanced the non-recourse debt related to the Cathay aircraft in which we have a 100% interest (the “Initial Refinancing”). The Initial Refinancing was entered into because the original non-recourse debt of approximately $44,250,000 was due to be paid on June 12, 2006. We were required by the Lender to pay down approximately $6,754,000 of the balloon payment as part of the Initial Refinancing. The principal balance of the Initial Refinancing was approximately $37,495,000, was scheduled to mature on December 1, 2011, required a balloon payment of approximately $11,550,000 and accrued interest at LIBOR plus 0.80% per year. The Initial Refinancing required monthly payments of approximately $545,000 through May 2010 and approximately $495,000 through December 2011.

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

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at June 30, 2006. The Loan Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Loan Agreement.

In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the “Contribution Agreement”), pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the Loan Agreement, as applied to such Borrower and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower. The Borrowers are in compliance with the Contribution Agreement at June 30, 2006 and no amounts are due to or payable by us under the Contribution Agreement.

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

Aggregate borrowings by all Borrowers under the Facility amounted to $1,795,000 at June 30, 2006. We had no borrowings outstanding under the Facility at June 30, 2006.

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

Distributions

We pay monthly distributions to our members beginning with the first month after the member’s admission through the termination of our reinvestment period, which we anticipate will be April 29, 2008, unless that date is extended for up to an additional three years, in our Manager’s sole discretion. We paid $4,415,898 of distributions to our additional members for the six months ended June 30, 2006. We paid $44,605 of distributions to our Manager for the six months ended June 30, 2006.

Contractual Obligations and Commitments and Off Balance Sheet Transactions

At December 31, 2006, we have non-recourse debt obligations. The lenders have security interests in the equipment relating to each non-recourse debt instrument and an assignment of the rental payments under the leases associated with the equipment. If the lessee were to default on the non-recourse debt the equipment would be returned to the lender in extinguishment of the non-recourse debt. At June 30, 2006, our outstanding non-recourse indebtedness was $96,948,713. We are a party to the Facility, as discussed in the financing and borrowings section above, although we had no borrowings under the Facility, at June 30, 2006.

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

On June 7, 2006, we refinanced the non-recourse debt related to the Cathay aircraft in which we have a 100% interest, which extended the maturity of the debt to December 1, 2011, from the original maturity of July 1, 2006. The monthly payments were approximately $545,000 through May 2010 and approximately $495,000 through December 2011 and required a balloon payment of $11,550,000. On August 1, 2006, we were able to negotiate more favorable terms with a new lender and refinanced the earlier refinancing. The existing non-recourse debt matures on December 1, 2011. It requires monthly payments of approximately $545,000 through May 2010 and approximately $495,000 through December 1, 2011 and a balloon payment of approximately $22,750,000. Interest accrues on the debt at 6.85% per year.

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

Item 4. Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended June 30, 2006, as well as the interim financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”) included restated consolidated financial statements for the years ended December 31, 2003 and 2002 in order to correct our previously issued historical consolidated financial statements at December 31, 2003 and 2002 and for the years then ended, initially filed with the SEC on March 30, 2004 and March 31, 2003, respectively.

Our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Chief Executive Officer and its Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. As part of their evaluation, they reviewed the circumstances surrounding the delay in filing the 2004 10-K and the restatement of our previously issued financial statements for the years ended December 31, 2002 and 2003. As we previously reported in our Current Report on Form 8-K dated May 18, 2006, we delayed the filing of the 2004 10-K, the Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”), and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005, September 30, 2005 and March 31, 2006 pending completion by our accountants, Hays & Company LLP, of the re-audit of our 2002 financial statements that were audited by our prior accountants. After the completion of the re-audit of our 2002 financial statements, we filed our 2004 10-K on July 19, 2006. On November 13, 2006 we filed our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. On November 14, 2006, we filed the 2005 10-K. Once this Quarterly Report on Form 10-Q and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and September 30, 2006 are filed, we will have filed all of our outstanding Quarterly Reports on Form 10-Q.

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

In our Manager’s continuing evaluation of its disclosure controls and procedures to determine their adequacy and effectiveness, our Manager’s Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of June 30, 2006, our Manager’s disclosure controls and procedures were not (i) effective to ensure that the correct accounting treatment for certain transactions disclosed in the 2004 10-K, which transactions were required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”), were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our Manager, including our Manager’s principal executive and principal financial officers, as appropriate to allow timely decisions regarding appropriate disclosure.

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

Our Manager's Chief Executive Officer and Principal Financial and Accounting Officer expect to remediate the weakness in disclosure controls and procedures that has to date prevented this Quarterly Report on Form 10-Q from being timely filed following the filing of this Quarterly Report on Form 10-Q and the Quarterly Reports on Form 10-Q for the periods ended March 31, 2006 and September 30, 2006, which will occur on the same day.

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