Form 10-Q
period 2007-03-31
ICON INCOME FUND NINE LLC
filed 2007-06-07
CIK 1157522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended	March 31, 2007

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from	to

Commission_File_Number	000-50217

ICON Income Fund Nine, LLC
(Exact name of registrant as specified in its charter)

Delaware	13-4183234
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York	10011-1505
(Address of principal executive offices)	(Zip code)

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

Number of outstanding limited liability company shares of the registrant on April 30, 2007 is 98,102.

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Balance Sheets

ASSETS
	(Unaudited)
	March 31,	December 31,
	2007	2006
Cash and cash equivalents	$22,870,028	$19,745,844
Investments in finance leases:
Minimum rents receivable	63,530,386	70,895,398
Estimated unguaranteed residual values	1,057,567	1,207,567
Initial direct costs, net	14,158	24,109
Unearned income	(23,751,048)	(28,697,566)

Net investments in finance leases	40,851,063	43,429,508

Net investments in operating leases	55,061,447	61,448,994
Investments in joint ventures	5,661,453	6,472,600
Investments in unguaranteed residual values	1,833,146	2,147,793
Other assets, net	2,724,114	3,958,163

Total assets	$129,001,251	$137,202,902

LIABILITIES AND MEMBERS' EQUITY

Notes payable - non-recourse	$86,659,076	$92,480,648
Accrued expenses and other liabilities	715,721	931,037
Interest rate swap contracts	725,049	639,304
Due to Manager and affiliates	176,388	193,480
Minority interest	-	625,084

Total liabilities	88,276,234	94,869,553

Commitments and contingencies

Members' equity:
Manager (one share outstanding, $1,000 per share
original issue price)	(447,179)	(431,964)
Additional Members (98,102 shares outstanding,
$1,000 per share original issue price)	41,897,245	43,404,617
Accumulated other comprehensive income	(725,049)	(639,304)

Total members' equity	40,725,017	42,333,349

Total liabilities and members' equity	$129,001,251	$137,202,902

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Operations
Three Months Ended March 31,
(Unaudited)

	2007	2006
Revenue:
Rental income	$3,620,109	$6,461,351
Finance income	1,797,810	636,975
Loss from investments in joint ventures	-	(190,244)
Net (loss) gain on sale of equipment	(624,848)	224,266
Interest and other income	199,423	157,789

Total revenue	4,992,494	7,290,137

Expenses:
Impairment loss	-	2,771,007
Depreciation and amortization	1,722,740	4,400,581
Interest	1,601,368	1,390,116
Management fees - Manager	540,359	631,009
Administrative expense reimbursements - Manager	191,832	130,032
General and administrative	215,290	178,351
Minority interest	13,916	104,928

Total expenses	4,285,505	9,606,024

Net income (loss)	$706,989	$(2,315,887)

Net income (loss) allocable to:
Additional Members	699,919	(2,292,728)
Manager	7,070	(23,159)

	$706,989	$(2,315,887)

Weighted average number of Additional Members'
shares outstanding	98,102	98,137

Net income (loss) per weighted average Additional
Members' share	$7.13	$(23.36)

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statement of Changes in Members' Equity
Year Ended December 31, 2006 and for the Three Months Ended March 31, 2007 (Unaudited)

	Additional			Accumulated Other	Total
	Member	Additional		Comprehensive	Members'
	Shares	Members	Manager	Income (Loss)	Equity
Balance, January 1, 2006	98,144	$52,924,519	$(336,081)	$(45,185)	$52,543,253

Additional members' shares redeemed	(42)	(27,449)	-	-	(27,449)
Cash distributions to members		(8,831,229)	(89,204)	-	(8,920,433)
Foreign currency translation adjustment	-	-	-	45,185	45,185
Change in valuation of interest rate					-
swap contracts	-	-	-	(639,304)	(639,304)
Net loss	-	(661,224)	(6,679)	-	(667,903)

Balance, December 31, 2006	98,102	43,404,617	(431,964)	(639,304)	42,333,349

Cash distributions to members	-	(2,207,291)	(22,285)	-	(2,229,576)
Change in valuation of interest rate
swap contracts	-	-	-	(85,745)	(85,745)
Net income	-	699,919	7,070	-	706,989

Balance, March 31, 2007	98,102	$41,897,245	$(447,179)	$(725,049)	$40,725,017
					-

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31,
(Unaudited)

	2007	2006
Cash flows from operating activities
Net income (loss)	$706,989	$(2,315,887)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(3,206,404)	(5,904,906)
Finance income	(1,797,810)	(636,975)
Loss from investments in joint ventures	-	190,244
Net loss (gain) on sale of equipment	624,848	(224,266)
Depreciation and amortization	1,722,740	4,400,581
Interest expense on non-recourse financing paid directly
to lenders by lessees	1,601,368	1,166,682
Change in fair value of interest rate swap contracts	-	41,114
Impairment loss	-	2,771,007
Minority interest	13,916	104,928
Changes in operating assets and liabilities:
Collection of principal - non-financed receivables	1,179,798	1,091,983
Due to/from Manager and affiliates	(17,092)	37,522
Other assets, net	(53,942)	(17,602)
Accrued expenses and other liabilities	(182,618)	98,110

Net cash provided by operating activities	591,793	802,535

Cash flows from investing activities:
Proceeds from sales of equipment and unguaranteed residual values	3,951,368	1,933,050
Distributions received from joint ventures	810,599	196,072

Net cash provided by investing activities	4,761,967	2,129,122

Cash flows from financing activities:
Cash distributions to members	(2,229,576)	(2,230,462)
Proceeds from recourse borrowings	-	875,000
Cash paid for additional members' shares redeemed	-	(14,139)

Net cash used in financing activities	(2,229,576)	(1,369,601)

Effects of exchange rates on cash and cash equivalents	-	45,185

Net increase in cash and cash equivalents	3,124,184	1,607,241
Cash and cash equivalents, beginning of the period	19,745,844	2,237,797

Cash and cash equivalents, end of the period	$22,870,028	$3,845,038

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31,
(Unaudited)

	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$84,908

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse notes payable
paid directly to lenders by lessees	$7,356,251	$8,617,951
Reclassification of net assets from investments in operation leases
to investments in finance leases	$-	$45,399,576

Sale proceeds paid directly to Minority Interest holder from lessee	$639,000	$-

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

(1)	Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements of ICON Income Fund Nine, LLC (the “LLC”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of ICON Capital Corp. (the “Manager”), all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  These condensed consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s 2006 Annual Report on Form 10-K. The results for the interim period are not necessarily indicative of the results for the full year.

The condensed consolidated financial statements include the accounts of the LLC and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The LLC accounts for its noncontrolling interests in joint ventures where the LLC has influence on financial and operational matters, generally greater than a 5% interest and less than 50% interest, under the equity method of accounting.  In such cases, the LLC's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions.  The LLC accounts for investments in joint ventures where the LLC has virtually no influence over financial and operational matters using the cost method of accounting.  In such cases, the LLC's original investments are recorded at cost and any distributions received are recorded as dividend income. All of the LLC's investments in joint ventures are subject to its impairment review policies.

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

The Manager was a Connecticut corporation.  Effective as of June 1, 2007, the Manager was reincorporated as a Delaware corporation.  The Manager manages and controls the business affairs of the LLC, including, but not limited to, the equipment leases and financing transactions that the LLC enters into pursuant to the terms of the LLC’s limited liability company agreement (the “LLC Agreement”).  Additionally, the Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC.

The LLC invested most of the net proceeds from its offering in items of equipment that are subject to a lease.  After the net offering proceeds were invested, additional investments were and are continuing to be made with the cash generated from the LLC’s initial investments to the extent that cash is not needed for expenses, reserves and distributions to members. The investment in additional equipment in this manner is called "reinvestment." The LLC currently anticipates purchasing equipment from time to time until approximately April 2008, unless that date is extended for up to an additional three years, in the Manager’s sole discretion. After the reinvestment period, the LLC will then sell its assets in the ordinary course of business during a time frame called the "liquidation period."

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

(2)	Organization - continued

Members’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the additional members and 1% to the Manager until each additional member has received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital contribution account to zero and have received, in addition, other distributions and allocations that provide an 8% per annum cumulative return on their outstanding adjusted capital contribution account.  After such time, distributions will be allocated 90% to the additional members and 10% to the Manager.

(3)	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, unguaranteed residual values, depreciation and amortization and impairment losses. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the accompanying condensed consolidated financial statements in prior periods to conform to the current presentation.

(4)	Investments in Finance Leases

During March 2004, the LLC acquired from Insight Investments Corporation a lease for computer equipment and corresponding parts.  The lease expired on December 1, 2006.  The purchase price was approximately $3,036,000, consisting of approximately $74,000 in cash and the assumption of approximately $2,962,000 of non-recourse debt.  The non-recourse debt accrued interest at 4.5% per year and matured in December 2006.  The lender had a security interest in the computer equipment and an assignment of the rental payments under the lease. The equipment was uninstalled during December 2006 and returned to the LLC during January 2007.  The associated estimated residual value of the equipment was subsequently reclassified to equipment held for sale or lease and included in other assets on the accompanying balance sheet.  The Manager is exploring the LLC’s options with respect to re-leasing or selling this equipment.

During March 2004, the LLC acquired from Insight Investments Corporation additional computer equipment and corresponding parts subject to a lease.  The lease expired on December 1, 2006.  The purchase price was approximately $1,751,000, consisting of approximately $43,000 in cash and the assumption of approximately $1,708,000 of non-recourse debt.  The non-recourse debt accrued interest at 5.36% per year and matured in December 2006. The lender had a security interest in the computer equipment and an assignment of the rental payments under the lease.  The equipment was uninstalled during December 2006 and returned to the LLC during January 2007. The associated estimated residual value of the equipment was subsequently reclassified to equipment held for sale or lease and included in other assets on the accompanying balance sheet. The Manager is exploring options with respect to re-leasing or selling this equipment.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

(4)	Investments in Finance Leases - continued

During 2003, the LLC acquired manufacturing equipment on lease to Wildwood Industries, Inc. (“Wildwood”) that was due to expire in February 2007.  Effective March 1, 2007, pursuant to the terms of the lease, the lease with Wildwood was extended for an additional twelve months at approximately $32,000 per month.  Pursuant to the terms of a residual interest sharing agreement, all residual proceeds realized in excess of $150,000 will be shared equally with the third party.  The estimated residual value of the equipment at the end of the renewal period was decreased to $100,000, from the booked original value of $150,000, as a result of an updated appraisal.

On June 20, 2003, the LLC acquired microprocessor manufacturing devices on lease to Advanced Micro Devices, Inc. (“AMD”) through June 2007 for approximately $6,391,000 in cash.  On August 1, 2003, the LLC acquired semi-conductor memory testing equipment subject to two leases with AMD through July 2007 for approximately $4,561,000 in cash.  The Manager was paid acquisition fees of approximately $329,000 relating to these transactions.

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

(5)	Investments in Operating Leases

During November 2002, the LLC acquired 324 railcars on lease to Texas Genco LP.  On May 7, 2007, the LLC sold the equipment to an unrelated third party for $4,960,000, of which approximately $1,500,000 was used to pay off the related debt.  The LLC recognized a gain on sale of approximately $3,100,000.

ICON Aircraft 46835 LLC (“Aircraft 46835”) was a joint venture between the LLC and ICON Income Fund Eight B, L.P. (“Fund Eight B”), an entity also managed by the Manager, that was formed for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft (the “Aircraft”) on lease to Federal Express Corporation (“FedEx”) that expired on March 31, 2007.

On September 21, 2006, FedEx provided Aircraft 46835 its irrevocable notice to purchase the Aircraft. Pursuant to the lease, Aircraft 46835 had twenty days to agree with FedEx on the fair value of the aircraft. The parties were unable to agree on the fair value of the Aircraft or a mutually acceptable appraiser.  Therefore, in accordance with the lease, each party’s appraiser appointed a third appraiser.

On March 2, 2007, Aircraft 46835 was notified that the third appraiser valued the Aircraft at what the Manager believes was an exceedingly low appraisal, valuing the Aircraft at $4,120,000. Pursuant to a formula in the lease, the two appraisals closest in value were to be averaged, which resulted in a sales price for the Aircraft of $4,260,000, resulting in a loss on the sale of the Aircraft of approximately $640,000.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

(5)	Investments in Operating Leases - continued

On March 30, 2007, Aircraft 46835 sold the Aircraft to FedEx for $4,260,000.   The final lease payment was made to the lender, satisfying all remaining debt obligations.

(6)	Joint Ventures

The joint ventures described below are minority owned, and are not consolidated by the LLC.

ICON Aircraft 47820 LLC

ICON Aircraft 47820 LLC (“Aircraft 47820”) was a joint venture between the LLC and Fund Eight B that was formed for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft and two spare engines (collectively the “Aircraft and engines”) on lease to FedEx that expired on March 31, 2007.

On September 21, 2006, FedEx provided Aircraft 47820 its irrevocable notice to purchase the Aircraft and engines. Pursuant to the lease, Aircraft 47820 had twenty days to agree with FedEx on the fair value of the Aircraft and engines. The parties were unable to agree on the fair value of the Aircraft and engines or a mutually acceptable appraiser.  Therefore, in accordance with the lease, each party’s appraiser appointed a third appraiser.

On March 2, 2007, Aircraft 47820 was notified that the third appraiser valued the Aircraft and engines at what the Manager believes was an exceedingly low appraisal, valuing the Aircraft and engines at $5,450,000. Pursuant to a formula in the lease, the two appraisals closest in value were to be averaged, which resulted in a sales price for the Aircraft and engines of $5,475,000, resulting in a loss on the sale of the Aircraft and engines of approximately $1,025,000.

On March 30, 2007, Aircraft 47820 sold the Aircraft and engines to FedEx for $5,475,000.  The final lease payment was paid to the lender, satisfying all remaining debt obligations.

ICON GeicJV

On March 31, 2004, the LLC along with ICON Income Fund Ten, LLC (“Fund Ten”), an entity also managed by the Manager, formed a joint venture, ICON GeicJV, for the purpose of purchasing information technology equipment subject to a lease with Government Employees Insurance Company (“GEICO”) expiring on March 31, 2007.  The LLC and Fund Ten have interests of 26% and 74%, respectively.  On April 30, 2004, ICON GeicJV acquired the information technology equipment subject to the lease for a total cost of approximately $5,853,000 in cash.

During March 2007, GEICO returned equipment with a cost basis of approximately $5,367,000 and extended equipment with a cost basis of approximately $486,000, on a month-to-month lease renewal. Of the equipment that was returned, the Manager has sold equipment with a net book value of approximately $130,000. ICON GeicJV realized proceeds of approximately $142,000 and recognized a gain of approximately $12,000.

ICON Global Crossing II, LLC

On September 28, 2006, the LLC along with Fund Ten formed ICON Global Crossing II, LLC (“ICON Global Crossing II”), with original interests of approximately 17% and 83%, respectively. The total capital contributions made to ICON Global Crossing II were approximately $12,044,000 of which the LLC’s share was approximately $2,000,000.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

(6)	Joint Ventures - continued

On September 28, 2006, ICON Global Crossing II purchased approximately $12,044,000 of state-of-the-art telecommunications equipment that is subject to a 48 month lease with Global Crossing Telecommunications, Inc. and Global Crossing North American Networks, Inc. (collectively the “Global Crossing Group”) that commenced on November 1, 2006.

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

(7)	Investment in Unguaranteed Residual Values

During February 2004, the LLC entered into an agreement with Summit Asset Management (a United Kingdom based company) to acquire a 90% interest in the unguaranteed residual values of manufacturing and technology equipment on lease to various lessees located in the United Kingdom for approximately $4,454,000 in cash.  The LLC’s investment return is contingent upon the residual value of the equipment after repayment of the debt.  The Manager was paid an acquisition fee of approximately $1,131,000 related to this transaction.

For the three months ended March 31, 2007, the LLC received approximately $300,000 in proceeds from the sale of unguaranteed residual value and recognized a gain of approximately $16,000.

(8)	Notes Payable – Non-Recourse

On May 18, 2006, in connection with the charter extension through December 22, 2013, the LLC refinanced the non-recourse debt related to the Wilhelmsen vessels and borrowed approximately an additional $22,043,000.  The principal amount of the refinanced non-recourse debt is $51,000,000, matures on December 22, 2013 and accrues interest at the London Interbank Offered Rate plus 1.50% per year.  The refinanced non-recourse debt requires quarterly payments ranging from $450,000 to $800,000. The lender has a security interest in the vessels and an assignment of the rental payments under the charter. The LLC paid approximately $630,000 in costs associated with the non-recourse debt refinancing, which were capitalized to other assets and will be amortized to operations over the term of the non-recourse debt. The LLC expensed approximately $417,000 of loan origination costs associated with the original non-recourse debt to interest expense.

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
March 31, 2007
(Unaudited)

(9)	Revolving Loan Facility - Recourse

On August 31, 2005, the LLC, together with certain of its affiliates (entities sponsored and organized by the Manager), Fund Eight B, Fund Ten and Fund Eleven (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Agreement"), with California Bank & Trust (the “Lender”). The Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

As part of the Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers were in compliance with these covenants at March 31, 2007. The Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Agreement.

In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the "Contribution Agreement") pursuant to which the Borrowers agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected free cash flow, or (b) the greater of (i) the borrowing base, as defined in the Agreement, as applied to such and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower. The Borrowers were in compliance with the Contribution Agreement at March 31, 2007, and no amounts are due to or payable by the LLC under the Contribution Agreement.

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Agreement. The changes to the Agreement are an extension of the Facility from August 31, 2007 to September 30, 2008 and the lowering of (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market (the “LIBOR Rate”) plus 2.75% per year to the LIBOR Rate plus 2.5% per year. In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer have to maintain a cash reserve. The interest rate at March 31, 2007 was 8.25%.

Aggregate borrowings by all Borrowers under the Facility amounted to $6,635,000 at March 31, 2007.  The LLC currently has no borrowings outstanding under the Facility.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes To Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

(10)	Transactions with Related Parties

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

Administrative expense reimbursements are costs incurred by the Manager that are necessary to the LLC’s operations.  These costs include the Manager’s legal, accounting, investor relations and operations personnel, as well as professional fees and other costs, that are charged to the LLC based upon the percentage of time such personnel dedicate to the LLC.  Excluded are salary and related costs, travel expenses and other administrative costs incurred by the individual with a controlling interest in the Manager.

The Manager also has a 1% interest in the LLC’s profits, losses, distributions and liquidation proceeds. The LLC paid distributions to the Manager of $22,285 for the three months ended March 31, 2007. The Manager’s interest in the LLC’s net income (loss) for the three months ended March 31, 2007 and 2006 was $ 7,070 and $(23,159), respectively.

Fees and other expenses paid or accrued by the LLC to the Manager for the three months ended March 31, 2007 and 2006 are as follows:

	2007	2006
Management fees	$540,359	$631,009
Administrative expense reimbursements	191,832	130,032

	$732,191	$761,041

At March 31, 2007, the LLC had a payable of approximately $176,000 due to the Manager and affiliates, of which approximately $142,000 is due to the Manager relating to administrative expense reimbursements, and approximately $34,000 is due to an affiliate.

(11)	Other Comprehensive Income (Loss)

Other comprehensive income (loss) for the three months ended March 31, 2007 and 2006 consists of the following:

	2007	2006
Net income (loss)	$706,989	$(2,315,887)

Other comprehensive income (loss):
Change in valuation of interest rate
swap contracts	(85,745)	-
Foreign currency translation adjustment	-	45,185

Comprehensive income (loss)	$621,244	$(2,270,702)

(12)	Recent Accounting Pronouncements

The Manager does not believe that any other recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Item 2. Manager’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and current financial position. This discussion should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, Part II, Item 1A. Risk Factors and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include ICON Income Fund Nine, LLC and its consolidated subsidiaries.

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA and, other than as required by law, we assume no obligation to update or supplement such statements.  Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expects,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.

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

At March 31, 2007, our current portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment subject to lease:

Air Transportation Equipment:

•
We have a 100% interest in one Airbus A340-313X aircraft and a 50% interest in a second Airbus A340-313X aircraft, both on lease to Cathay Pacific Airways Limited (“Cathay”).  The lease on the aircraft in which we have a 100% interest expires on December 1, 2011 and the lease on the aircraft in which we have a 50% interest expires on July 1, 2011.

Shipping:

•	We have a 100% interest in three car and truck carrying vessels on bareboat charter to Wilhelmsen Lines Shipowning AS (“Wilhelmsen”). The terms of the bareboat charters run through December 22, 2013.

Manufacturing Industry:

•
We have a 100% interest in several leases relating to microprocessor manufacturing devices and semi-conductor memory testing equipment on lease with Advanced Micro Devices, Inc. (“AMD”) with expiration dates of June 30, 2007 and July 30, 2007, respectively.  We are currently in negotiations to extend the terms of the leases.

•
We have a 100% interest in several leases for various manufacturing equipment on lease to Wildwood Industries, Inc. ("Wildwood").  The leases expire on various dates between February 2007 and September 2008.  The lease that was originally scheduled to expire in February 2007 has been extended for an additional twelve months.

Information Technology Equipment:

•
We have a 26% interest in ICON GeicJV, which purchased information technology equipment, such as Sun servers, HP servers, Dell desktop computers and Panasonic laptop computers, subject to a three year lease with Government Employees Insurance Company (“GEICO”). As of March 31, 2007, the lease with GEICO expired and the equipment has either been returned or renewed on a month to month basis.

Digital Mini-Labs:

•	During December 2004, we acquired four Noritsu QSS 3011 digital mini-labs subject to leases with Rite Aid Corporation. The leases expire during November 2008.

Telecommunications Equipment:

•
We have a 14.40% interest in ICON Global Crossing II, LLC. We have two leases for state-of-the-art telecommunications equipment for 48 months with Global Crossing Telecommunications, Inc and Global Crossing North American Networks, Inc. (collectively the “Global Crossing Group”) that commenced on November 1, 2006.

Lease and Other Significant Transactions

Sale of Railcars

During November 2002, the LLC acquired 324 railcars on lease to Texas Genco LP.  On May 7, 2007, the LLC sold the equipment to an unrelated third party for $4,960,000, of which approximately $1,500,000 was used to pay off the related debt.  The LLC recognized a gain on sale of approximately $3,100,000.

Sale of McDonnell Douglas DC-10-30F aircraft

We had an 85% interest in a joint venture, ICON Aircraft 46835 LLC (“Aircraft 46835”), which owned an aircraft on lease with Federal Express Corporation ("FedEx"), which expired on March 31, 2007.  The aircraft was sold on March 30, 2007 for $4,260,000.  The net book value of the asset at the date of the sale was approximately $4,900,000.  We recognized a loss of approximately $640,000 for the three months ended March 31, 2007.

Lease Renewal of Manufacturing Equipment

On April 30, 2003, we acquired a Double Kraft Paper Forming Tubing Unit on lease to Wildwood through February 2007 for approximately $1,350,000 in cash.  Pursuant to the terms of the lease, effective March 1, 2007, the lease was extended for an additional twelve months.

Results of Operations for the Three Months Ended March 31, 2007 (the “2007 Quarter”) and 2006 (the “2006 Quarter”)

We are currently in our reinvestment period and anticipate entering our liquidation period during April 2008, unless our Manager extends the reinvestment period, which it may do at its sole discretion, for up to an additional three years.  While in our reinvestment period, we will continue to look to purchase equipment subject to lease, either with cash or with a combination of cash and financing.  As such, we expect our revenue will fluctuate due to our selling some equipment while purchasing other equipment subject to leases.  We also expect to have gains and losses from the sales of equipment during this time period.  As for our expenses, we anticipate interest expense to decrease as our outstanding debt decreases.  If we enter into an equipment lease where we finance a portion of the purchase price, then interest expense will increase.

Once we enter our liquidation period, we will sell our assets in the ordinary course of business. As we begin to sell our assets, both rental income and finance income will decrease over time, as will expenses related to our assets, such as depreciation expense. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and the debt is repaid to the lenders. As leased equipment is sold, we will experience both gains and losses on these sales.

Revenue for the 2007 Quarter and the 2006 Quarter are summarized as follows:

	Three Months Ended March 31,
	2007	2006	Change
Total revenue	$4,992,494	$7,290,137	$(2,297,643)

Rental income	3,620,109	6,461,351	(2,841,242)
Finance income	1,797,810	636,975	1,160,835
Loss from investments in joint ventures	-	(190,244)	190,244
Net (loss) gain on sale of equipment	(624,848)	224,266	(849,114)
Interest and other income	199,423	157,789	41,634

Total revenue for the 2007 Quarter decreased by $2,297,643, or 31.5%, as compared to the 2006 Quarter. The decrease in rental income was primarily due to the reclassification and refinancing of the Wilhelmsen charters.  On March 14, 2006, we renegotiated our charters with Wilhelmsen.  As a result, the income was reduced by approximately $1,241,000 primarily due to revenue recognition between finance leases and operating leases.  The decrease in rental income was also due to the lease extension on the Cathay aircraft owned by ICON Aircraft 128 LLC (“ICON 128”) that reduced the payments by approximately $480,000 in the current quarter.  The increase in finance income was the result of the reclassification of the Wilhelmsen leases.  The net loss on sale of equipment is primarily due to the sale of the aircraft owned by Aircraft 46835, which resulted in a total loss of approximately $640,000 as compared to a gain from the sale of equipment to the Metaldyne Corporation in 2006.  The increase in income from investments in joint ventures in the 2007 Quarter from the 2006 Quarter was due to the termination of the lease held by Aircraft 47820.

Expenses for the 2007 Quarter and the 2006 Quarter are summarized as follows:

	Three Months Ended March 31,
	2007	2006	Change
Total expenses	$4,285,505	$9,606,024	$(5,320,519)

Impairment loss	-	2,771,007	(2,771,007)
Depreciation and amortization	1,722,740	4,400,581	(2,677,841)
Interest	1,601,368	1,390,116	211,252
Management fees - Manager	540,359	631,009	(90,650)
Administrative expense reimbursements - Manager	191,832	130,032	61,800
General and administrative	215,290	178,351	36,939
Minority interest	13,916	104,928	(91,012)

Total expenses for the 2007 Quarter decreased by $5,320,519, or 55.4%, from the 2006 Quarter. The decrease was due to the impairment loss recorded on March 2006 on our co-generation facility, which was sold during June 2006. We had no similar impairments in the 2007 Quarter.  The decrease in expenses also arises from a reduction in depreciation and amortization expense resulting  from the change in lease classification of our charters with Wilhelmsen (approximately $1,822,000) and the change in lease terms on the ICON 128 lease (approximately $583,000).

Net Income (Loss)

As a result of the foregoing factors, the net income for the 2007 Quarter was $706,989 as compared to net loss of $2,315,887 for the 2006 Quarter. The net income per weighted average number of additional members’ shares outstanding for the 2007 Quarter was $7.13, as compared to the net loss per weighted average number of additional members’ shares outstanding for the 2006 Quarter, which was $23.36.

Liquidity and Capital Resources

Sources and Uses of Cash

At March 31, 2007 and 2006, we had cash and cash equivalents of $22,870,028 and $3,845,038, respectively.  During our offering period our main source of cash was from financing activities and during our reinvestment period our main source of cash has been from investing activities, which we expect to continue during the liquidation period. During our offering period our main use of cash was from investing activities and during our reinvestment period our main use of cash has been from financing activities, which we anticipate will continue during the liquidation period.

Operating Activities

Sources of Cash

Our net cash from operating activities in the 2007 Quarter was $591,793, primarily from the collection of non-financed receivables relating to the Wildwood and AMD leases.

Our net cash from operating activities in the 2006 Quarter was $802,535, primarily due to approximately $1,100,000 we received from the collection of principal on non-financed receivables from direct finance leases.

Investing Activities

Sources of Cash

Our primary source of cash from investing activities in the 2007 Quarter consisted of proceeds from the sales of equipment of approximately $4,000,000 (which consisted of approximately $3,700,000 received on the sale of the FedEx aircraft, and $300,000 on the sale of Investments in Unguaranteed Residual Values) and distributions received from joint ventures of approximately $811,000.

Our primary source of cash from investing activities in the 2006 Quarter consisted of proceeds from the sales of equipment of approximately $1,933,000 and distributions received from joint ventures of approximately $196,000.

Financing Activities

Uses of cash

Our use of cash relating to financing activities in the 2007 Quarter was distributions to our members of approximately $2,200,000.

Our use of cash in the 2006 Quarter from financing activities was from the cash distributions paid to our members of approximately $2,230,000, netted against proceeds of our recourse debt of approximately $875,000.

Financings and Borrowings

We have non-recourse debt obligations. Our non-recourse debt consists of notes payable in which the lenders have a security interest in the equipment and an assignment of the rental payments under the leases. The lenders are being paid directly by the lessees. Our non-recourse debt obligations accrue interest at rates ranging from 4.04% per year to 9.50% per year. The outstanding balance of our non-recourse debt was $86,659,076 at March 31, 2007.

We account for our interest rate swap contracts in accordance with Statement of Financial Accounting Standards No. 133, as amended, and we recorded the interest rate swap contracts at their estimated fair values and recognize the periodic change in their fair values as other comprehensive income.  The value of the interest rate swap contract at March 31, 2007 was a liability of $725,049.

Revolving Loan Facility - Recourse

On August 31, 2005, we, together with certain of our affiliates (entities sponsored and organized by our Manager), ICON Income Fund Eight B, L.P., ICON Income Fund Ten, LLC, and ICON Leasing Fund Eleven, LLC (collectively, the “Borrowers”) entered into a Commercial Loan Agreement (the "Agreement"), with California Bank & Trust (the “Lender”).  The Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility"), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Agreement.  Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

As part of the Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at March 31, 2007. The Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Agreement.

In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the “Contribution Agreement”), pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the Agreement, as applied to such Borrower and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower. The Borrowers are in compliance with the Contribution Agreement at March 31, 2007, and no amounts are due to or payable by us under the Contribution Agreement.

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Agreement. The changes to the Agreement are an extension of the Facility from August 31, 2007 to September 30, 2008 and the lowering of (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market (the “LIBOR Rate”) plus 2.75% per year to the LIBOR Rate plus 2.5% per year. In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer have to maintain a cash reserve. The interest rate at March 31, 2007 was 8.25%.

Aggregate borrowings by all Borrowers under the Facility amounted to $6,635,000 at March 31, 2007.  We currently have no borrowings under the Facility.

Our Manager believes that with the cash we have currently available, cash being generated from our equipment leases and cash proceeds from sales of equipment, we have sufficient cash to continue our operations into the foreseeable future. We have the ability to borrow funds under the Facility, if necessary. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessees’ business that are beyond our control.  See “Part II, Item 1A.  Risk Factors.”

Distributions

We pay monthly distributions to our members beginning with the first month after the member’s admission through the termination of our reinvestment period, which we anticipate will be April 29, 2008, unless that date is extended for up to an additional three years, in our Manager’s sole discretion. We paid distributions to our additional members of $2,207,291 for the 2007 Quarter. Additionally, we paid distributions to our Manager of $22,285 for the 2007 Quarter.

Contractual Obligations and Commitments and Off Balance Sheet Transactions

At March 31, 2007, we have non-recourse debt obligations. The lenders have security interests in the equipment relating to each non-recourse debt instrument and an assignment of the rental payments under the leases associated with the equipment.  If the lessee were to default on the non-recourse debt the equipment would be returned to the lender in extinguishment of the non-recourse debt.  At March 31, 2007, our outstanding indebtedness was $86,659,076.  We are a party to the Facility, as discussed in the financing and borrowings section above. At March 31, 2007, we had no borrowings under the Facility.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We, like most other companies, are exposed to certain market risks, which include changes in interest rates and the demand for equipment (and the related residuals) owned by us.  We believe that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations.  There are no other material changes to the disclosure related to these items since the filing of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended March 31, 2007, as well as the financial statements and Quarterly Reports on Form 10-Q for the period ended March 31, 2007 for our affiliates, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

While evaluating our Manager’s disclosure controls and procedures, our Manager recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring our Manager to hire additional skilled accounting staff to support the senior vice president of accounting hired by our Manager at the end of the third quarter of 2004.  In addition, our Manager hired two additional accounting staff members during 2005 who are certified public accountants and are experienced with public reporting entities. Subsequently in 2006, our Manager hired an additional accounting staff member who is a certified public accountant and is experienced with public reporting entities. Subsequently, in 2007 our Manager hired (i) two additional senior accountants with more than 16 and 8 years, respectively, of experience with public reporting entities, the most senior of those accountants having assumed the responsibilities of the senior vice president of accounting and (ii) two additional accountants that are experienced with public reporting entities. Our Manager will continue to evaluate its disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our Manager’s opinion, to ensure the adequacy of our Manager’s disclosure controls and procedures.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no additional member shares redeemed during the three months ended March 31, 2007.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the 2007 Quarter.

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

ICON Income Fund Nine, LLC File No. 000-50217 (Registrant) by its Manager, ICON Capital Corp.

Dated: June 7, 2007

/s/ Thomas W. Martin
Thomas W. Martin
Chairman, Chief Executive Officer and President of the Manager
(Principal Executive Officer)
ICON Capital Corp.
Manager of ICON Income Fund Nine, LLC

Dated: June 7, 2007

/s/ Michael A. Reisner
Michael A. Reisner
Director, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Income Fund Nine, LLC

22