Form 10-Q
period 2007-06-30
ICON INCOME FUND NINE LLC
filed 2007-08-14
CIK 1157522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended	June 30, 2007

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from	to

Commission_File_Number_	000-50217

ICON Income Fund Nine, LLC
(Exact name of registrant as specified in its charter)

Delaware	13-4183234
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York	10011-1505
(Address of principal executive offices)	(Zip code)

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

Number of outstanding limited liability company shares of the registrant on July 31, 2007 is 98,092.

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Balance Sheets

ASSETS
	June 30,
	2007	December 31,
	(unaudited)	2006
Cash and cash equivalents	$25,072,265	$19,745,844
Investments in finance leases:
Minimum rents receivable	59,745,615	70,895,398
Estimated unguaranteed residual values	1,057,567	1,207,567
Initial direct costs, net	6,284	24,109
Unearned income	(22,019,422)	(28,697,566)

Net investments in finance leases	38,790,044	43,429,508

Net investments in operating leases	52,347,753	61,448,994
Investments in joint ventures	5,427,635	6,472,600
Investments in unguaranteed residual values	1,507,410	2,147,793
Other assets, net	2,455,726	3,958,163

Total assets	$125,600,833	$137,202,902

LIABILITIES AND MEMBERS' EQUITY

Notes payable - non-recourse	$81,670,126	$92,480,648
Accrued expenses and other liabilities	537,180	931,037
Interest rate swap contracts	188,211	639,304
Deferred rental income	233,714	-
Due to Manager and affiliates	99,143	193,480
Minority interest	-	625,084

Total liabilities	82,728,374	94,869,553

Commitments and contingencies

Members' equity:
Manager (one share outstanding, $1,000 per share
original issue price)	(431,022)	(431,964)
Additional Members (98,092 and 98,102 shares outstanding, respectively,
$1,000 per share original issue price)	43,491,692	43,404,617
Accumulated other comprehensive income	(188,211)	(639,304)

Total members' equity	42,872,459	42,333,349

Total liabilities and members' equity	$125,600,833	$137,202,902

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Rental income	$2,017,439	$3,889,137	$5,637,548	$10,350,488
Finance income	1,731,626	2,200,038	3,529,436	2,837,013
Income (loss) from investments in joint ventures	49,909	(129,294)	49,909	(319,538)
Net gain (loss) on sales of equipment	2,937,904	(5,691)	2,313,056	218,575
Interest and other income	243,807	254,093	443,230	411,882

Total revenue	6,980,685	6,208,283	11,973,179	13,498,420

Expenses:
Impairment loss	-	-	-	2,771,007
Depreciation and amortization	943,402	2,701,029	2,666,142	7,101,610
Interest	1,510,093	1,487,352	3,111,461	2,877,468
Management fees - Manager	373,860	493,557	914,219	1,124,566
Administrative expense reimbursements - Manager	177,854	119,377	369,686	249,409
General and administrative	129,133	162,136	344,423	340,487
Maintenance expense	-	1,300,000	-	1,300,000
Minority interest	-	108,748	13,916	213,676

Total expenses	3,134,342	6,372,199	7,419,847	15,978,223

Net income (loss)	$3,846,343	$(163,916)	$4,553,332	$(2,479,803)

Net income (loss) allocable to:
Additional Members	$3,807,880	$(162,277)	$4,507,799	$(2,455,005)
Manager	38,463	(1,639)	45,533	(24,798)

	$3,846,343	$(163,916)	$4,553,332	$(2,479,803)

Weighted average number of additional
member shares outstanding	98,097	98,122	98,099	98,129

Net income (loss) per weighted average
additional member share	$38.82	$(1.65)	$45.95	$(25.02)

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statement of Changes in Members' Equity
Year Ended December 31, 2006 and for the Three and Six Months Ended June 30, 2007 (unaudited)

				Accumulated
	Additional Member	Additional		Other Comprehensive	Total Members'
	Shares	Members	Manager	Income (Loss)	Equity
Balance, January 1, 2006	98,144	$52,924,519	$(336,081)	$(45,185)	$52,543,253

Additional members' shares redeemed	(42)	(27,449)	-	-	(27,449)
Cash distributions to members		(8,831,229)	(89,204)	-	(8,920,433)
Foreign currency translation adjustment	-	-	-	45,185	45,185
Change in valuation of interest rate
swap contracts	-	-	-	(639,304)	(639,304)
Net loss	-	(661,224)	(6,679)	-	(667,903)

Balance, December 31, 2006	98,102	43,404,617	(431,964)	(639,304)	42,333,349

Cash distributions to members	-	(2,207,291)	(22,285)	-	(2,229,576)
Change in valuation of interest rate
swap contracts	-	-	-	(85,745)	(85,745)
Net income	-	699,919	7,070	-	706,989

Balance, March 31, 2007	98,102	41,897,245	(447,179)	(725,049)	40,725,017

Additional members' shares redeemed	(10)	(6,217)	-	-	(6,217)
Cash distributions to members		(2,207,216)	(22,306)	-	(2,229,522)
Change in valuation of interest rate
swap contracts	-	-	-	536,838	536,838
Net income	-	3,807,880	38,463	-	3,846,343

Balance, June 30, 2007	98,092	$43,491,692	$(431,022)	$(188,211)	$42,872,459

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30,
(unaudited)

	2007	2006
Cash flows from operating activities
Net income (loss)	$4,553,332	$(2,479,803)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(5,165,464)	(7,528,582)
Finance income	(3,529,436)	(2,837,013)
Loss from investments in joint ventures	49,909	319,538
Net gain on sale of equipment	(2,313,056)	(218,575)
Net gain on sale of interest rate swap contracts	-	(25,656)
Depreciation and amortization	2,666,142	7,101,610
Interest expense on non-recourse financing paid directly
to lenders by lessees	3,172,605	2,547,823
Change in fair value of interest rate swap contracts	13,916	41,114
Impairment loss	-	2,771,007
Minority interest	-	213,676
Changes in operating assets and liabilities:
Collection of principal - non-financed receivables	1,829,311	2,174,806
Due to/from Manager and affiliates	(94,337)	(24,245)
Other assets, net	40,985	623,057
Accrued expenses and other liabilities	233,715	1,534,769
Deferred income	(332,288)	(1,843,008)

Net cash provided by operating activities	1,125,334	2,370,518

Cash flows from investing activities:
Proceeds from sales of equipment and unguaranteed residual values	9,105,034	7,144,669
Investments in joint ventures	(11,519)	-
Distributions received from joint ventures	1,099,442	424,069

Net cash provided by investing activities	10,192,957	7,568,738

Cash flows from financing activities:
Cash distributions to members	(4,459,098)	(4,460,503)
Proceeds from non-recourse borrowings	-	22,043,456
Repayment of non-recourse borrowings	(1,526,555)	(6,867,630)
Proceeds from recourse borrowings	-	875,000
Repayment of recourse borrowings	-	(5,410,000)
Financing costs paid	-	(707,935)
Proceeds from sale of interest rate swap contracts	-	705,000
Cash paid for additional members' shares redeemed	(6,217)	(14,139)

Net cash (used in) provided by financing activities	(5,991,870)	6,163,249

Effects of exchange rates on cash and cash equivalents	-	45,185

Net increase in cash and cash equivalents	5,326,421	16,147,690
Cash and cash equivalents, beginning of the period	19,745,844	2,245,803

Cash and cash equivalents, end of the period	$25,072,265	$18,393,493

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30,
(unaudited)

	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$476,074

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse notes payable
paid directly to lenders by lessees	$12,388,179	$13,998,301
Reclassification of net assets from investments in operation leases
to investments in finance leases	$-	$45,399,576

Sale proceeds paid directly to Minority Interest holder from lessee	$639,000	$-

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
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

The LLC accounts for its noncontrolling interests in joint ventures where the LLC has influence on financial and operational matters, generally greater than a 5% interest and less than 50% interest, under the equity method of accounting.  In such cases, the LLC's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions.  The LLC accounts for investments in joint ventures where the LLC has virtually no influence over financial and operational matters using the cost method of accounting.  In such cases, the LLC's original investments are recorded at cost and any distributions received are recorded as revenue. All of the LLC's investments in joint ventures are subject to its impairment review policies.

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

The Manager of the LLC was a Connecticut corporation.  Effective June 1, 2007, the Manager was reincorporated as a Delaware corporation.  The Manager manages and controls the business affairs of the LLC, including, but not limited to, the equipment leases and financing transactions that the LLC enters into pursuant to the terms of the LLC’s limited liability company agreement (the “LLC Agreement”).  Additionally, the Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC.

The LLC invested most of the net proceeds from its offering in items of equipment that are subject to a lease.  After the net offering proceeds were invested, additional investments were and are continuing to be made with the cash generated from the LLC’s initial investments to the extent that cash is not needed for expenses, reserves and distributions to members. The investment in additional equipment in this manner is called "reinvestment." The LLC currently anticipates purchasing equipment from time to time until approximately April 2008, unless that date is extended for up to an additional three years, at the Manager’s sole discretion. After the reinvestment period, the LLC will then sell its assets in the ordinary course of business during a time frame called the "liquidation period."

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
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

During March 2004, the LLC acquired from Insight Investments Corporation a lease for computer equipment and corresponding parts.  The lease expired on December 1, 2006.  The purchase price was approximately $3,036,000, consisting of approximately $74,000 in cash and the assumption of approximately $2,962,000 of non-recourse debt.  The non-recourse debt accrued interest at 4.5% per year and matured in December 2006.  The lender had a security interest in the computer equipment and an assignment of the rental payments under the lease. The equipment was uninstalled during December 2006 and returned to the LLC during January 2007.  The estimated residual value of the equipment was reclassified to equipment held for sale or lease and included in other assets on the accompanying balance sheet.  The Manager is exploring the LLC’s options with respect to re-leasing or selling this equipment.

During March 2004, the LLC acquired from Insight Investments Corporation additional computer equipment and corresponding parts subject to a lease.  The lease expired on December 1, 2006.  The purchase price was approximately $1,751,000, consisting of approximately $43,000 in cash and the assumption of approximately $1,708,000 of non-recourse debt.  The non-recourse debt accrued interest at 5.36% per year and matured in December 2006. The lender had a security interest in the computer equipment and an assignment of the rental payments under the lease.  The equipment was uninstalled during December 2006 and returned to the LLC during January 2007. The estimated residual value of the equipment was reclassified to equipment held for sale or lease and included in other assets on the accompanying balance sheet. The Manager is exploring options with respect to re-leasing or selling this equipment.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)
(4)	Investments in Finance Leases - continued

During 2003, the LLC acquired manufacturing equipment on lease to Wildwood Industries, Inc. (“Wildwood”) that was due to expire in February 2007.  Effective March 1, 2007, pursuant to the terms of the lease, the lease with Wildwood was extended for an additional twelve months at approximately $32,000 per month.  Subject to the terms of the lease renewal, there is a residual interest sharing agreement with a third party whereby all benefits received above $150,000 will be shared equally with the third party.  The estimated residual value of the equipment was decreased to $100,000, from the booked original value of $150,000, as a result of an updated appraisal.

On June 20, 2003, the LLC acquired microprocessor manufacturing devices on lease to Advanced Micro Devices, Inc. (“AMD”) through June 2007 for approximately $6,391,000 in cash.  Effective July 1, 2007, this lease was extended for an additional twelve months at approximately $117,000 per month.  On August 1, 2003, the LLC acquired semi-conductor memory testing equipment subject to two leases with AMD through July 2007 for approximately $4,561,000 in cash.  These leases were extended on a month to month basis.  The Manager was paid acquisition fees of approximately $329,000 relating to the initial purchase of these assets.

(5)	Investments in Operating Leases

ICON Aircraft 46835 LLC

ICON Aircraft 46835 LLC (“Aircraft 46835”) was a joint venture between the LLC (85% interest) and ICON Income Fund Eight B, L.P. (15% interest) (“Fund Eight B”), an entity also managed by the Manager, that was formed for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft (the “Aircraft”) on lease to Federal Express Corporation (“FedEx”) that expired on March 31, 2007.

On March 30, 2007, Aircraft 46835 sold the Aircraft to FedEx for $4,260,000 and a loss on the sale of the Aircraft of approximately $640,000 was recognized.  The final lease payment was made to the lender, satisfying all remaining debt obligations.

Texas Genco LP

During November 2002, the LLC acquired 324 railcars on lease to Texas Genco LP.  On May 7, 2007, the LLC sold the equipment to an unrelated third party for $4,960,000, of which approximately $1,500,000 was used to repay the related non-recourse debt and legal fees of $5,000.  The LLC recognized a gain on sale of approximately $3,100,000.

(6)	Joint Ventures

The joint ventures described below are minority owned, and are not consolidated by the LLC.

ICON Aircraft 47820 LLC

ICON Aircraft 47820 LLC (“Aircraft 47820”) was a joint venture between the LLC (10% interest) and Fund Eight B (90% interest) that was formed for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft and two spare engines (collectively, the “Aircraft and engines”) on lease to FedEx that expired on March 31, 2007.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)

(6)	Joint Ventures - continued

On March 30, 2007, Aircraft 47820 sold the Aircraft and engines to FedEx for $5,475,000 and a loss on the sale of the Aircraft and engines of approximately $1,025,000 was recognized.  The final lease payment was paid to the lender, satisfying all remaining debt obligations.

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

During March 2007, GEICO returned equipment with a cost basis of approximately $5,165,000 and extended on a month-to-month basis the lease for equipment with a cost basis of approximately $688,000. Of the equipment that was returned, the Manager has sold equipment with a net book value of approximately $229,000. ICON GeicJV realized proceeds of approximately $243,000 and recognized a gain of approximately $14,000, on the equipment sale.  The remaining equipment is currently being remarketed by the Manager.

(7)	Investment in Unguaranteed Residual Values

During February 2004, the LLC entered into an agreement with Summit Asset Management (a United Kingdom based company) to acquire a 90% interest in the unguaranteed residual values of manufacturing and technology equipment on lease to various lessees located in the United Kingdom for approximately $4,454,000 in cash.  The LLC’s investment return is contingent upon the residual value of the equipment after repayment of the debt incurred by Summit Asset Management in connection with its initial purchase of the underlying equipment.  The Manager was paid an acquisition fee of approximately $1,131,000 related to this transaction.

For the three and six months ended June 30, 2007, the LLC received approximately $200,000 and $500,000, respectively, in proceeds from the sale of unguaranteed residual values and recognized a loss of approximately $132,000 and $116,000, respectively.

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

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)

(8)	Notes Payable – Non-Recourse - continued

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

On August 31, 2005, the LLC, together with certain of its affiliates (entities sponsored and organized by the Manager), ICON Income Fund Eight B, L.P., ICON Income Fund Ten, LLC, and ICON Leasing Fund Eleven, LLC (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Loan Agreement"), with California Bank & Trust (the “Lender”). The Loan Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at June 30, 2007. The Loan Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Loan Agreement.

In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the “Contribution Agreement”), pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the Loan Agreement, as applied to such Borrower and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower. The Borrowers are in compliance with the Contribution Agreement at June 30, 2007 and no amounts are due to or payable by the LLC under the Contribution Agreement.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)

(9)	Revolving Loan Facility - continued

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Loan Agreement. The changes to the Loan Agreement are an extension of the Facility from August 31, 2007 to September 30, 2008 and the lowering of (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market (the “LIBOR Rate”) plus 2.75% per year to the LIBOR Rate plus 2.5% per year. In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer have to maintain a cash reserve. The interest rate at June 30, 2007 was 8.25%.

On June 20, 2007, the Loan Agreement, the Contribution Agreement and the Loan Modification were modified so that ICON Leasing Fund Twelve, LLC (“Fund Twelve”), an entity also managed by the Manager, became a permitted borrower. Although Fund Twelve does not have any outstanding borrowings under the Facility, as a result of its entry into the Loan Modification, it is jointly and severally liable for the outstanding balance.

Aggregate borrowings by all Borrowers under the Facility amounted to $6,755,000 at June 30, 2007.  The LLC currently has no borrowings outstanding under the Facility.

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

The Manager also has a 1% interest in the LLC’s profits, losses, distributions and liquidation proceeds. The LLC paid distributions to the Manager of $44,591 for the six months ended June 30, 2007.   The Manager’s interest in the LLC’s net income (loss) for the six months ended June 30, 2007 and 2006 was $45,533 and $(24,798).  The Manager’s interest in the LLC’s net income (loss) for the three months ended June 30, 2007 and 2006 was $38,463 and $(1,639), respectively.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)

(10)	Transactions with Related Parties - continued

Fees and other expenses paid or accrued by the LLC to the Manager for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Management fees	$373,860	$493,557	$914,219	$1,124,566
Administrative expense reimbursements	177,854	119,377	369,686	249,409

	$551,714	$612,934	$1,283,905	$1,373,975

At June 30, 2007, the LLC had a payable of $102,854 due to the Manager, relating to administrative expense reimbursements.

(11)	Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of the following:

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2007	2006	2007	2006	2006
Net income (loss)	$3,846,343	$(163,916)	$4,553,332	$(2,479,803)	$(667,903)

Other comprehensive income (loss):
Change in valuation of interest rate
swap contracts	536,838	(16,722)	451,093	(16,722)	(639,304)
Foreign currency translation adjustment	-	-	-	45,185	45,185

Comprehensive income (loss)	$4,383,181	$(180,638)	$5,004,425	$(2,451,340)	$(1,262,022)

(12)	Recent Accounting Pronouncements

The Manager does not believe that any other recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

(13)	Subsequent Events

On July 24, 2007, the LLC, through its wholly-owned subsidiary, ICON Samar, LLC (“ICON Samar”) purchased one Aframax 98,640 DWT product tanker - the Samar Spirit – from an affiliate of Teekay Corporation (“Teekay”). The purchase price for the Samar Spirit was approximately $40,250,000, comprised of (i) the capital contribution to ICON Samar of approximately $16,868,000 and (ii) borrowings of approximately $23,382,000 of non-recourse indebtedness under a secured loan agreement with Fortis Capital Corp. In addition, ICON Samar paid an arrangement fee to Fortis Capital Corp. of approximately $175,000. Simultaneously with the closing of the purchase of the Samar Spirit, the Samar Spirit was bareboat chartered back to Teekay for a term of four years. The charter commenced on July 24, 2007.

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

We are currently in our reinvestment period and anticipate entering our liquidation period during April 2008, unless our Manager extends the reinvestment period, which it may do at its sole discretion, for up to an additional three years.  While in our reinvestment period, we will continue to look to make additional investments with the cash generated from our initial investments to the extent that the cash is not needed for expenses, reserves and distributions to members with a combination of cash and financing.  As such, we expect our revenue will fluctuate due to our selling some equipment while purchasing other equipment subject to leases.  We also expect to have gains and losses from the sales of equipment during this time period.  As for our expenses, we anticipate interest expense to decrease as our outstanding debt decreases.  If we enter into an equipment lease where we finance a portion of the purchase price, then interest expense will increase.

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

At June 30, 2007, our portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment subject to lease:

Air Transportation Equipment:

•
We have a 100% interest in one Airbus A340-313X aircraft (“Cathay 128”) and a 50% interest in a second Airbus A340-313X aircraft (“Cathay 126”), both on lease to Cathay Pacific Airways Limited (“Cathay”).  The lease on the aircraft in which we have a 100% interest expires on December 1, 2011 and the lease on the aircraft in which we have a 50% interest expires on July 1, 2011.

Shipping:

•	We have a 100% interest in three car and truck carrying vessels on bareboat charter to Wilhelmsen Lines Shipowning AS (“Wilhelmsen”). The terms of the bareboat charters run through December 22, 2013.

Manufacturing Industry:

•
We have a 100% interest in several leases relating to microprocessor manufacturing devices and semi-conductor memory testing equipment on lease with Advanced Micro Devices, Inc. (“AMD”) with expiration dates of June 30, 2007 and July 30, 2007, respectively.  The lease that expired on June 30, 2007 has been extended for an additional twelve months, and the leases expiring on July 30, 2007 has been extended on a month-to-month renewal.

•
We have a 100% interest in several leases for various manufacturing equipment on lease to Wildwood Industries, Inc ("Wildwood").  The leases expire on various dates between February 2007 and September 2008.  The lease that was originally scheduled to expire in February 2007 has been extended for an additional twelve months.

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

Telecommunications Equipment:

•
We have a 14.40% interest in ICON Global Crossing II, LLC, which purchased state-of-the-art telecommunications equipment from various vendors, which was then leased to Global Crossing Telecommunications, Inc. and Global Crossing North American Networks, Inc. (collectively, the “Global Crossing Group”).  The lease expires on October 31, 2010.

Lease and Other Significant Transactions

Sale of Railcars

During November 2002, we acquired 324 railcars on lease to Texas Genco LP (“Texas Genco”).  On May 7, 2007, we sold the equipment to an unrelated third party for $4,960,000, of which approximately $1,500,000 was used to pay off the related debt.  We recognized a gain on sale of approximately $3,100,000.

Sale of McDonnell Douglas DC-10-30F aircraft

We had an 85% interest in ICON Aircraft 46835 LLC (“Aircraft 46835”).  Aircraft 46835 was a joint venture with ICON Income Fund Eight B, L.P. (“Fund Eight B”).  On March 30, 2007 Aircraft 46835 sold the McDonnell Douglas DC-10-30F aircraft on lease to Federal Express Corporation (“FedEx”) for $4,260,000 and a loss on sale of approximately $640,000 was recognized.

Lease Renewal of Manufacturing Equipment

On April 30, 2003, we acquired a Double Kraft Paper Forming Tubing Unit on lease to Wildwood Industries, Inc. through February 2007 for approximately $1,350,000 in cash.  Pursuant to the terms of the lease, effective March 1, 2007, the lease was extended for an additional twelve months.

On June 20, 2003, we acquired microprocessor manufacturing devices on lease to AMD through June 2007 for approximately $6,391,000 in cash.  This lease was extended for an additional twelve months at approximately $117,000 per month.  On August 1, 2003, we acquired semi-conductor memory testing equipment subject to two leases with AMD through July 2007 for approximately $4,561,000 in cash.  These leases were extended on a month-to-month basis.

Results of Operations for the Three Months Ended June 30, 2007 (the “2007 Quarter”) and 2006 (the “2006 Quarter”)

Revenue for the 2007 Quarter and the 2006 Quarter are summarized as follows:

	Three Months Ended June 30,
	2007	2006	Change
Total revenue	$6,980,685	$6,208,283	$772,402

Rental income	2,017,439	3,889,137	(1,871,698)
Finance income	1,731,626	2,200,038	(468,412)
Income (loss) from investments in joint ventures	49,909	(129,294)	179,203
Net gain (loss) on sale of equipment	2,937,904	(5,691)	2,943,595
Interest and other income	243,807	254,093	(10,286)

Total revenue for the 2007 Quarter increased by $772,402, or 12.4%, as compared to the 2006 Quarter. The increase in revenue was primarily due to the net gain (loss) on sale of equipment, partly offset by the decrease in rental income.  The decrease in rental income was primarily due to the terminations of the Aircraft 46835 and Texas Genco leases, which reduced our income by approximately $1,585,000.  The decrease in rental income was also due to the lease extension of Cathay 128 that reduced rental income by approximately $384,000 in the 2007 Quarter.  The net gain on sale of equipment is primarily due to the sale of the railcars that was on lease to Texas Genco, which resulted in a total gain of approximately $3,100,000.

Expenses for the 2007 Quarter and the 2006 Quarter are summarized as follows:

	Three Months Ended June 30,
	2007	2006	Change
Total expenses	$3,134,342	$6,372,199	$(3,237,857)

Impairment loss	-	-	-
Depreciation and amortization	943,402	2,701,029	(1,757,627)
Interest	1,510,093	1,487,352	22,741
Management fees - Manager	373,860	493,557	(119,697)
Administrative expense reimbursements - Manager	177,854	119,377	58,477
General and administrative	129,133	162,136	(33,003)
Maintenance expense	-	1,300,000	(1,300,000)
Minority interest	-	108,748	(108,748)

Total expenses for the 2007 Quarter decreased by $3,237,857, or 50.8%, from the 2006 Quarter. The decrease in expenses was due to a reduction in depreciation and amortization expense resulting from the change in lease terms of Cathay 128 of approximately $870,000 and the lease termination of the co-generation facility, Aircraft 46835, and Texas Genco leases, which totaled approximately $977,000.  The decrease in the maintenance expense was the result of the one time maintenance overhaul cost incurred of $1,300,000, relating to Cathay 128 in the 2006 Quarter.

Net Income (Loss)

As a result of the foregoing factors, the net income for the 2007 Quarter was $3,846,343 as compared to net loss of $163,916 for the 2006 Quarter. The net income per weighted average number of additional members’ shares outstanding for the 2007 Quarter was $38.82, as compared to the net loss per weighted average number of additional members’ shares outstanding for the 2006 Quarter of $1.65.

Results of Operations for the Six Months Ended June 30, 2007 (the “2007 Period”) and 2006 (the “2006 Period”)

Revenue for the 2007 Period and the 2006 Period are summarized as follows:

	Six Months Ended June 30,
	2007	2006	Change
Total revenue	$11,973,179	$13,498,420	$(1,525,241)

Rental income	5,637,548	10,350,488	(4,712,940)
Finance income	3,529,436	2,837,013	692,423
Income (loss) from investments in joint ventures	49,909	(319,538)	369,447
Net gain (loss) on sale of equipment	2,313,056	218,575	2,094,481
Interest and other income	443,230	411,882	31,348

Total revenue for the 2007 Period decreased by $1,525,241, or 11.3%, as compared to the 2006 Period. The decrease in revenue was primarily due to the decrease in rental income that was offset by increases in the net gain on sale of equipment and finance income.  Effective March 14, 2006, we renegotiated our bareboat charters with Wilhelmsen and as a result, the rental income was reduced by approximately $2,400,000 primarily due to revenue recognition difference between finance leases and operating leases.  The decrease in rental income was also due to the lease extension of Cathay 128 that reduced income by approximately $870,000 in the 2007 Period and the expiration of the Aircraft 46835 lease of approximately $1,400,000 in March 2007.  The increase in finance income was the result of the reclassification of the Wilhelmsen leases, that was partly offset by the termination of computer equipment leases in 2006.  The increase in net gain on sale of equipment was primarily due to the sale of the railcars that was on lease to Texas Genco of approximately $3,100,000, partly offset by the approximately $640,000 loss on the sale of the aircraft owned by Aircraft 46835, and from the approximately $248,000 loss on sale of the investment in unguaranteed residual values.  The increase in income from investments in joint ventures in the 2007 Period from the 2006 Period was due to the termination of the lease held by Aircraft 47820, whereas in the 2006 Period, we recorded a loss on transactions related to Cathay 126.

Expenses for the 2007 Period and the 2006 Period are summarized as follows:

	Six Months Ended June 30,
	2007	2006	Change
Total expenses	$7,419,847	$15,978,223	$(8,558,376)

Impairment loss	-	2,771,007	(2,771,007)
Depreciation and amortization	2,666,142	7,101,610	(4,435,468)
Interest	3,111,461	2,877,468	233,993
Management fees - Manager	914,219	1,124,566	(210,347)
Administrative expense reimbursements - Manager	369,686	249,409	120,277
General and administrative	344,423	340,487	3,936
Maintenance expense	-	1,300,000	(1,300,000)
Minority interest	13,916	213,676	(199,760)

Total expenses for the 2007 Period decreased by $8,558,376, or 53.6%, from the 2006 Period. The decrease in expenses was primarily due to a reduction in depreciation and amortization expense, a non-recurring impairment loss recorded in the 2006 Period and reduced maintenance expenses.  The reduction in depreciation and amortization expense resulted from the change in lease classification of our charters with Wilhelmsen (approximately $1,822,000), the change in lease terms of Cathay 128  of approximately $1,550,000, and the lease termination of the co-generation facility, Aircraft 46835 and Texas Genco leases, which totaled approximately $1,180,000.  A non-recurring impairment loss was recorded in March 2006, on our co-generation facility which was sold during June 2006. We had no similar impairments in the 2007 Period.  The decrease in expenses was also due to the maintenance expense recorded as a result of the one time maintenance overhaul cost of $1,300,000, relating to Cathay 128 in the 2006 Period.

Net Income (Loss)

As a result of the foregoing factors, the net income for the 2007 Period was $4,553,332 as compared to net loss of $2,479,803 for the 2006 Period. The net income per weighted average number of additional members’ shares outstanding for the 2007 Period was $45.95, as compared to the net loss per weighted average number of additional members’ shares outstanding for the 2006 Period of $25.02.

Liquidity and Capital Resources

Sources and Uses of Cash

At June 30, 2007 and 2006, we had cash and cash equivalents of $25,072,265 and $18,393,493, respectively.  During our offering period, our main source of cash was from financing activities and during our reinvestment period our main source of cash has been from investing activities, which we expect to continue during the liquidation period. During our offering period, our main use of cash was from investing activities and during our reinvestment period, our main use of cash has been from financing activities, which we anticipate will continue during the liquidation period.

Operating Activities

Sources of Cash

Our net cash from operating activities in the 2007 Period was approximately $1,100,000, primarily from the collection of non-financed receivables relating to the Wildwood and AMD leases.

Our net cash from operating activities in the 2006 Period was approximately $2,400,000, primarily due to approximately $2,200,000 we received from the collection of principal on non-financed receivables from direct finance leases.

Investing Activities

Sources of Cash

Our primary source of cash from investing activities in the 2007 Period consisted of proceeds from the sales of equipment of approximately $9,100,000 (which consisted of approximately $3,700,000 received on the sale of the FedEx aircraft, $4,900,000 from the sale of the railcars on lease to Texas Genco, and $500,000 on the sale of Investments in unguaranteed residual values) and distributions received from joint ventures of approximately $1,100,000.

Our primary source of cash from investing activities in the 2006 Period consisted of proceeds from the sales of equipment of approximately $7,100,000 and distributions received from joint ventures of approximately $420,000.

Financing Activities

Uses of cash

Our use of cash relating to financing activities in the 2007 Period was distributions to our members of approximately $4,500,000 and repayment of non-recourse borrowings of approximately $1,500,000.

Our use of cash in the 2006 Period from financing activities were for cash distributions to our members of approximately $4,461,000, the repayment of non-recourse borrowings of approximately $6,868,000, repayment of recourse borrowings of $5,410,000, and the payment of approximately $708,000 relating to costs incurred for the various non-recourse debt refinancing.  We also received proceeds from our non-recourse borrowings of approximately $22,040,000, along with proceeds of our recourse debt of $875,000, and from the sale of interest rate swap contracts of $705,000.

Financings and Borrowings

We have non-recourse debt obligations. Our non-recourse debt consists of notes payable in which the lenders have a security interest in the equipment and an assignment of the rental payments under the leases. The lenders are being paid directly by the lessees. Our non-recourse debt obligations accrue interest at rates ranging from 4.04% per year to 9.50% per year. The outstanding balance of our non-recourse debt was $81,670,126 at June 30, 2007.

We account for our interest rate swap contracts in accordance with SFAS No. 133, as amended, and we recorded the interest rate swap contracts at their estimated fair values and recognize the periodic change in their fair values as other comprehensive income.  The value of the interest rate swap contract at June 30, 2007 was a liability of $188,211.

Revolving Loan Facility - Recourse

On August 31, 2005, we, together with certain of its affiliates (entities sponsored and organized by our Manager), ICON Income Fund Eight B, L.P., ICON Income Fund Ten, LLC, and ICON Leasing Fund Eleven, LLC (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Loan Agreement"), with California Bank & Trust (the “Lender”). The Loan Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at June 30, 2007. The Loan Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Loan Agreement.

In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the “Contribution Agreement”), pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the Loan Agreement, as applied to such Borrower and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower. The Borrowers are in compliance with the Contribution Agreement at June 30, 2007 and no amounts are due to or payable by us under the Contribution Agreement.

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Loan Agreement. The changes to the Loan Agreement are an extension of the Facility from August 31, 2007 to September 30, 2008 and the lowering of (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market (the “LIBOR Rate”) plus 2.75% per year to the LIBOR Rate plus 2.5% per year. In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer have to maintain a cash reserve. The interest rate at June 30, 2007 was 8.25%.

On June 20, 2007, the Loan Agreement, the Contribution Agreement and the Loan Modification were modified so that ICON Leasing Fund Twelve, LLC (“Fund Twelve”), an entity also managed by our Manager, became a permitted borrower. Although Fund Twelve does not have any outstanding borrowings under the Facility, as a result of its entry into the Loan Modification, it is jointly and severally liable for the outstanding balance.

Aggregate borrowings by all Borrowers under the Facility amounted to $6,755,000 at June 30, 2007.  We currently have no borrowings outstanding under the Facility.

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

Distributions

We pay monthly distributions to our members beginning with the first month after the member’s admission through the termination of our reinvestment period, which we anticipate will be April 29, 2008, unless that date is extended for up to an additional three years, in our Manager’s sole discretion. We paid distributions to our additional members of $4,414,507 for the 2007 Period. Additionally, we paid distributions to our Manager of $44,591 for the 2007 Period.

Contractual Obligations and Commitments and Off Balance Sheet Transactions

At June 30, 2007, we have non-recourse debt obligations. The lenders have security interests in the equipment relating to each non-recourse debt instrument and an assignment of the rental payments under the leases associated with the equipment.  If the lessee were to default on the non-recourse debt the equipment would be returned to the lender in extinguishment of the non-recourse debt.  At June 30, 2007, our outstanding indebtedness was $81,670,126.  We are a party to the Facility, as discussed in the financing and borrowings section above. At June 30, 2007, we had no borrowings under the Facility.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended June 30, 2007, as well as the condensed consolidated financial statements and Quarterly Reports on Form 10-Q for the period ended June 30, 2007 for our affiliates, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

While evaluating our Manager’s disclosure controls and procedures during 2006, our Manager recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring our Manager to hire additional skilled accounting staff. In response, our Manager hired several additional accounting staff members who are certified public accountants and/or are experienced with public reporting entities, including three additional senior accountants with more than 16, 10 and 9 years, respectively, of experience with public reporting entities, the most senior of those accountants having assumed the responsibilities of the senior vice president of accounting. Our Manager will continue to evaluate its disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our Manager’s opinion, to ensure the adequacy of our Manager’s disclosure controls and procedures.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Manager consented to us redeeming ten additional member shares during the 2007 Period.  The redemption amounts are calculated according to a specified redemption formula in accordance with the LLC agreement.  Redeemed shares have no voting rights and do not share in distributions.  The LLC agreement limits the number of shares which can be redeemed in any one year and redeemed shares may not be reissued.  The following table details our additional member redemptions:

Total Number of
	Additional Member	Price Paid Per Additional
	Shares Redeemed	Member Shares
January 1, 2007 through January 31, 2007	-	$-
February 1, 2007 through February 28, 2007	-	$-
March 1, 2007 through March 31, 2007	-	$-
April 1, 2007 through April 30, 2007	-	$-
May 1, 2007 through May 31, 2007	10	$621.69
June 1, 2007 through June 30, 2007	-	$-

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the six months ended June 30, 2007.

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

Dated: August 14, 2007

/s/ Thomas W. Martin
Thomas W. Martin
Chairman, Chief Executive Officer and President of the Manager
(Principal Executive Officer)
ICON Capital Corp.
Manager of ICON Income Fund Nine, LLC

Dated: August 14, 2007

/s/ Michael A. Reisner
Michael A. Reisner
Director, Executive Vice President and Chief Financial Officer of the Manager
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Income Fund Nine, LLC

23