Form 10-Q
period 2007-09-30
ICON INCOME FUND NINE LLC
filed 2007-11-13
CIK 1157522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended	September 30, 2007

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from	to

Commission_File_Number_	000-50217

ICON Income Fund Nine, LLC
(Exact name of registrant as specified in its charter)

Delaware	13-4183234
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York	10011-1505
(Address of principal executive offices)	(Zip code)

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

Number of outstanding limited liability company shares of the registrant on October 31, 2007 is 97,955.

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Balance Sheets

Assets
	September
	2007	December 31,
	(unaudited)	2006
Current assets
Cash and cash equivalents	$6,838,839	$19,745,844
Current portion of net investments in finance leases	7,016,781	7,673,532
Other current assets	13,609	1,353,977

Total current assets	13,869,229	28,773,353

Non-current assets
Net investments in finance leases, less current portion	29,325,198	35,755,976
Leased equipment at cost, (less accumulated depreciation of $6,919,771 and $42,657,483)	92,055,811	61,448,994
Investments in joint ventures	5,228,897	6,472,600
Investments in unguaranteed residual values	1,416,632	2,147,793
Other non-current assets, net	2,594,219	2,604,186

Total non-current assets	130,620,757	108,429,549

Total Assets	$144,489,986	$137,202,902

Liabilities and Members' Equity

Current liabilities
Accrued expenses and other liabilities	$601,166	$931,037
Current portion of non-recourse long-term debt	18,379,410	17,276,756
Due to Manager and affiliates	130,804	193,480
Interest rate swap contracts	1,140,292	639,304
Deferred rental income	479,760	-

Total current liabilities	20,731,432	19,040,577

Non-current liabilities
Non-recourse long-term debt, net of current portion	82,573,722	75,203,892

Total Liabilities	103,305,154	94,244,469

Minority Interest	-	625,084

Commitments and contingencies

Members' Equity
Manager	(437,659)	(431,964)
Additional Members	42,762,783	43,404,617
Accumulated other comprehensive (loss)	(1,140,292)	(639,304)

Total Members' Equity	41,184,832	42,333,349

Total Liabilities and Members' Equity	$144,489,986	$137,202,902

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Rental income	$3,780,749	$3,731,678	$9,418,297	$14,082,166
Finance income	1,648,875	2,104,167	5,178,311	4,941,180
(Loss) income from investments in joint ventures	(21,756)	66,071	28,153	(253,467)
Net gain on sales of equipment	24,220	40,749	2,337,276	259,324
Interest and other income	129,608	287,189	572,838	699,071

Total revenue	5,561,696	6,229,854	17,534,875	19,728,274

Expenses:
General and administrative	182,444	85,229	526,867	1,725,716
Depreciation and amortization	1,475,590	1,700,909	4,141,732	8,802,519
Impairment loss	10,000	-	10,000	2,771,007
Management fees - Manager	434,798	510,322	1,349,017	1,634,888
Administrative expense reimbursements - Manager	180,804	166,397	550,490	415,806
Interest	1,712,652	2,297,912	4,824,113	5,175,380
Minority interest	-	108,791	13,916	322,467

Total expenses	3,996,288	4,869,560	11,416,135	20,847,783

Net income (loss)	$1,565,408	$1,360,294	$6,118,740	$(1,119,509)

Net income (loss) allocable to:
Additional Members	$1,549,754	$1,346,691	$6,057,553	$(1,108,314)
Manager	15,654	13,603	61,187	(11,195)

	$1,565,408	$1,360,294	$6,118,740	$(1,119,509)

Weighted average number of additional
member shares outstanding	98,057	98,122	98,085	98,127

Net income (loss) per weighted average
additional member share	$15.80	$13.72	$61.76	$(11.29)

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statement of Changes in Members' Equity
(unaudited)

				Accumulated
	Additional Member	Additional		Other Comprehensive	Total Members'
	Shares	Members	Manager	Income (Loss)	Equity
Opening balance, January 1, 2006	98,144	$52,924,519	$(336,081)	$(45,185)	$52,543,253

Additional members' shares redeemed	(42)	(27,449)	-	-	(27,449)
Cash distributions to members		(8,831,229)	(89,204)	-	(8,920,433)
Foreign currency translation adjustment	-	-	-	45,185	45,185
Change in valuation of interest rate
swap contracts	-	-	-	(639,304)	(639,304)
Net loss	-	(661,224)	(6,679)	-	(667,903)

Period ended December 31, 2006	98,102	43,404,617	(431,964)	(639,304)	42,333,349

Cash distributions to members	-	(2,207,291)	(22,285)	-	(2,229,576)
Change in valuation of interest rate
swap contracts	-	-	-	(85,745)	(85,745)
Net income	-	699,919	7,070	-	706,989

Period ended March 31, 2007	98,102	41,897,245	(447,179)	(725,049)	40,725,017

Additional members' shares redeemed	(10)	(6,217)	-	-	(6,217)
Cash distributions to members		(2,207,216)	(22,306)	-	(2,229,522)
Change in valuation of interest rate
swap contracts	-	-	-	536,838	536,838
Net income	-	3,807,880	38,463	-	3,846,343

Period ended June 30, 2007	98,092	43,491,692	(431,022)	(188,211)	42,872,459

Additional members' shares redeemed	(137)	(71,877)	-	-	(71,877)
Cash distributions to members		(2,206,786)	(22,291)	-	(2,229,077)
Change in valuation of interest rate
swap contracts	-	-	-	(952,081)	(952,081)
Net income	-	1,549,754	15,654	-	1,565,408

Period ended September 30, 2007	97,955	$42,762,783	$(437,659)	$(1,140,292)	$41,184,832

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30,
(unaudited)

	2007	2006
Cash flows from operating activities
Net income (loss)	$6,118,740	$(1,119,509)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(7,676,028)	(11,640,140)
Finance income	(5,178,311)	(4,941,180)
(Income) loss from investments in joint ventures	(28,153)	253,467
Net gain on sale of equipment	(2,337,276)	(259,324)
Net gain on sale of interest rate swap contracts	-	(25,656)
Depreciation and amortization	4,141,732	8,802,519
Interest expense on non-recourse financing paid directly
to lenders by lessees	4,748,658	4,048,288
Change in fair value of interest rate swap contracts	-	41,114
Impairment loss	10,000	2,771,007
Minority interest	13,916	322,467
Changes in operating assets and liabilities:
Collection of principal - non-financed receivables	2,079,643	3,102,311
Due to/from Manager and affiliates	(62,676)	141,832
Other assets, net	(92,644)	637,808
Accrued expenses and other liabilities	(268,301)	1,692,462
Deferred rental income	291,514	(370,954)

Net cash provided by operating activities	1,760,814	3,456,512

Cash flows from investing activities:
Proceeds from sales of equipment and unguaranteed residual values	9,220,033	7,585,904
Purchase of equipment	(16,867,667)	-
Investments in joint ventures	(4,568)	(2,066,011)
Distributions received from joint ventures	1,277,207	619,738

Net cash (used in) provided by investing activities	(6,374,995)	6,139,631

Cash flows from financing activities:
Cash distributions to members	(6,688,175)	(6,690,543)
Proceeds from long-term debt	-	28,722,634
Repayment of long-term debt	(1,526,555)	(6,867,630)
Proceeds from revolving line of credit	-	875,000
Repayment of revolving line of credit	-	(5,410,000)
Financing costs paid	-	(1,175,933)
Proceeds from sale of interest rate swap contracts	-	705,000
Cash paid for additional members' shares redeemed	(78,094)	(14,139)

Net cash (used in) provided by financing activities	(8,292,824)	10,144,389

Effects of exchange rates on cash and cash equivalents	-	45,185

Net (decrease) increase in cash and cash equivalents	(12,907,005)	19,785,717

Cash and cash equivalents, beginning of the period	19,745,844	2,245,803

Cash and cash equivalents, end of the period	$6,838,839	$22,031,520

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30,
(unaudited)

	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$476,074

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse notes payable
paid directly to lenders by lessees	$18,080,639	$21,915,684
Borrowings assumed for acquisition of leased asset	$23,382,333	$-
Reclassification of net assets from investments in leased equipment
to investments in finance leases	$-	$45,399,576
Reclassification of net assets from investments in finance leases
to leased equipment	$848,166	$-
Sale proceeds paid directly to Minority Interest holder from lessee	$639,000	$-

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

(1)	Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements of ICON Income Fund Nine, LLC (the “LLC”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of ICON Capital Corp. (the “Manager”), all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2006. The results for the interim period are not necessarily indicative of the results for the full year.

The condensed consolidated financial statements include the accounts of the LLC and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The LLC accounts for its noncontrolling interests in joint ventures where the LLC has influence over financial and operational matters, generally greater than 5% but less than 50% ownership interest, under the equity method of accounting.  In such cases, the LLC’s original investments are recorded at cost and adjusted for its share of earnings, losses and distributions.  The LLC accounts for investments in joint ventures where the LLC has virtually no influence over financial and operational matters using the cost method of accounting.  In such cases, the LLC’s original investments are recorded at cost and any distributions received are recorded as revenue. All of the LLC’s investments in joint ventures are subject to its impairment review policies.

In joint ventures where the LLC’s interest is majority owned, the financial condition and results of operations of the joint venture are consolidated. Minority interest represents the minority owner's proportionate share of its equity in the joint venture.  The minority interest is adjusted for the minority owner’s share of the earnings, losses and distributions of the joint venture.

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

The LLC invested most of the net proceeds from its offering in items of equipment that are subject to a lease.  After the net offering proceeds were invested, additional investments were and are continuing to be made with the cash generated from the LLC’s initial investments to the extent that cash is not needed for expenses, reserves and distributions to members. The investment in additional equipment in this manner is called “reinvestment.” The LLC currently anticipates purchasing equipment from time to time until approximately April 2008, unless that date is extended for up to an additional three years, at the Manager’s sole discretion. After the reinvestment period, the LLC will then sell its assets in the ordinary course of business during a time frame called the “liquidation period.”

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

(2)	Organization - continued

Members’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the additional members and 1% to the Manager until each additional member has received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital contribution account to zero and have received, in addition, other distributions and allocations that provide an 8% per year cumulative return on their outstanding adjusted capital contribution account.  After such time, distributions will be allocated 90% to the additional members and 10% to the Manager.

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

(4)	Net Investments in Finance Leases

During March 2004, the LLC acquired from Insight Investments Corporation a lease for computer equipment and corresponding parts.  The lease expired on December 1, 2006.  The purchase price was approximately $3,036,000, consisting of approximately $74,000 in cash and the assumption of approximately $2,962,000 of non-recourse debt.  The non-recourse debt accrued interest at 4.5% per year and matured in December 2006.  The lender had a security interest in the computer equipment and an assignment of the rental payments under the lease. The equipment was uninstalled during December 2006 and returned to the LLC during January 2007.  The assets were written off in their entirety at September 30, 2007.

During March 2004, the LLC acquired from Insight Investments Corporation additional computer equipment and corresponding parts subject to a lease.  The lease expired on December 1, 2006.  The purchase price was approximately $1,751,000, consisting of approximately $43,000 in cash and the assumption of approximately $1,708,000 of non-recourse debt.  The non-recourse debt accrued interest at 5.36% per year and matured in December 2006. The lender had a security interest in the computer equipment and an assignment of the rental payments under the lease.  The equipment was uninstalled  during  December  2006  and  returned  to  the  LLC  during  January 2007. The assets were written off in their entirety at September 30, 2007.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

(4)	Net Investments in Finance Leases - continued

During 2003, the LLC acquired manufacturing equipment on lease to Wildwood Industries, Inc. (“Wildwood”) that was due to expire in February 2007.  Effective March 1, 2007, pursuant to the terms of the lease, the lease with Wildwood was extended for an additional twelve months.  Subject to the terms of the lease renewal, there is a residual interest sharing agreement with a third party broker that was payable when a minimum return on investment was attained, whereby all sales proceeds received above $150,000, will be shared equally with the third party.  As of September 30, 2007, approximately $32,000 was distributed to the third party in accordance with the residual interest sharing agreement.

Non-cancelable minimum annual amounts due on investments in finance leases over the next five years are as follows at:

December 31,
2007	$3,219,480
2008	$12,029,312
2009	$9,307,500
2010	$9,061,125
2011	$8,322,000
Thereafter	$14,563,500

(5)	Investments in Leased Equipment at Cost

Investments in leased equipment at cost consist of the following at September 30, 2007 and at December 31, 2006:

	September 30,	December 31,
	2007	2006
Aircraft	$51,965,258	$93,978,544
Vessel	40,250,000	-
Railcars	1,265,660	5,631,436
Material handling, telecommunication
and computer equipment	5,494,664	4,496,497

	98,975,582	104,106,477
Accumulated depreciation	(6,919,771)	(42,657,483)

	$92,055,811	$61,448,994

ICON Aircraft 46835 LLC

ICON Aircraft 46835 LLC (“Aircraft 46835”) was a joint venture between the LLC and ICON Income Fund Eight B, L.P. (“Fund Eight B”), an entity also managed by the Manager, whose ownership interests were 85% and 15%, respectively. Aircraft 46835 was formed for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft (the “Aircraft”) on lease to Federal Express Corporation (“FedEx”) that expired on March 31, 2007.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

(5)	Investments in Leased Equipment at Cost - continued

On March 30, 2007, Aircraft 46835 sold the Aircraft to FedEx for $4,260,000 and recognized a loss on the sale of the Aircraft of approximately $640,000.  The final lease payment was made to the lender, satisfying all remaining debt obligations.

Texas Genco LP

During November 2002, the LLC acquired 324 railcars on lease to Texas Genco LP.  On May 7, 2007, the LLC sold the equipment to an unrelated third party for $4,960,000, of which approximately $1,500,000 was used to repay the related long-term debt and legal fees of $5,000.  The LLC recognized a gain on sale of approximately $3,100,000.

Advanced Micro Devices

On June 20, 2003, the LLC acquired microprocessor manufacturing devices on lease through June 2007 to Advanced Micro Devices, Inc. (“AMD”) for approximately $6,391,000 in cash.  Effective July 1, 2007, this lease was extended for an additional twelve months and was reclassified from a finance lease to leased equipment based on the terms of the lease extension.

On August 1, 2003, the LLC acquired semi-conductor memory testing equipment subject to two leases through July 2007 with AMD for approximately $4,561,000 in cash.  These leases were extended on a month to month basis. Effective August 1, 2007, these leases were reclassified from finance leases to leased equipment. The Manager was paid acquisition fees of approximately $329,000 relating to the initial purchase of the assets leased to AMD.

ICON Samar, LLC

On July 24, 2007, the LLC, through its wholly-owned subsidiary, ICON Samar, LLC (“ICON Samar”) purchased one Aframax 98,640 DWT product tanker - the Samar Spirit – from an affiliate of the Teekay Corporation (“Teekay”). The purchase price for the Samar Spirit was $40,250,000, comprised of (i) the capital contribution to ICON Samar of approximately $16,868,000 and (ii) borrowings of approximately $23,382,000 of long-term debt under a secured loan agreement with Fortis Capital Corp. In addition, ICON Samar paid an arrangement fee to Fortis Capital Corp. of approximately $175,000 and has a payable to the LLC for approximately $54,000 related to legal fees incurred. Simultaneously with the closing of the purchase of the Samar Spirit, a bareboat charter was entered into with Teekay for a term of four years. The charter commenced on July 24, 2007 and is scheduled to expire on July 24, 2011. The Manager waived the acquisition fees in connection with the purchase.

Non-cancelable minimum annual rental amounts receivable over the next five years are as follows at:

December 31,
2007	$4,376,877
2008	$14,424,488
2009	$13,206,724
2010	$12,552,067
2011	$8,418,000

(6)	Investments in Joint Ventures

The joint ventures described below are minority owned, and are not consolidated by the LLC.

ICON Aircraft 47820 LLC

ICON Aircraft 47820 LLC (“Aircraft 47820”) was a joint venture between the LLC and Fund Eight B, whose ownership interest was 10% and 90%, respectively. Aircraft 47820 was formed for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft and two spare engines (collectively, the “Aircraft and engines”) on lease to FedEx that expired on March 31, 2007.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

(6)	Investments in Joint Ventures - continued

On March 30, 2007, Aircraft 47820 sold the Aircraft and engines to FedEx for $5,475,000 and recognized a loss on the sale of the Aircraft and engines of approximately $1,025,000.  The final lease payment was paid to the lender, satisfying all remaining debt obligations.

ICON GeicJV

On March 31, 2004, the LLC, along with ICON Income Fund Ten, LLC (“Fund Ten”), an entity also managed by the Manager, formed a joint venture, ICON GeicJV, for the purpose of purchasing information technology equipment subject to a lease with Government Employees Insurance Company (“GEICO”) until March 31, 2007.  The LLC and Fund Ten have interests of 26% and 74%, respectively.  On April 30, 2004, ICON GeicJV acquired the information technology equipment subject to the lease for a total cost of approximately $5,853,000 in cash.

During 2007, GEICO returned equipment with a cost basis of approximately $5,322,000 and extended on a month-to-month basis the lease for equipment with a cost basis of approximately $531,000. Of the equipment that was returned, the Manager has sold equipment with a net book value of approximately $390,000. ICON GeicJV realized proceeds of approximately $383,000 and recognized a loss of approximately $7,000 on the equipment sale.  The remaining equipment has a net book value of approximately $380,000, is currently being remarketed by the Manager, and was reclassified to equipment held for sale or lease, net.

(7)	Investments in Unguaranteed Residual Values

      During February 2004, the LLC entered into an agreement with Summit Asset Management (a United Kingdom based company) to acquire a 90% interest in the unguaranteed residual values of manufacturing and technology equipment on lease to various lessees located in the United Kingdom. For the three and nine months ended September 30, 2007, the LLC received approximately $115,000 and $639,000, respectively, in proceeds from the sale of unguaranteed residual values and recognized a gain of approximately $24,000 and a loss of approximately $91,000, respectively.

(8)	Non-Recourse Long-Term Debt

On May 18, 2006, in connection with the bareboat charter extension through December 22, 2013, the LLC refinanced the long-term debt related to the Wilhelmsen vessels and borrowed approximately an additional $22,043,000.  The principal amount of the refinanced non-recourse debt is $51,000,000, matures on December 22, 2013 and accrues interest at the London Interbank Offered Rate plus 1.50% per year.  The refinanced non-recourse debt requires quarterly payments ranging from $450,000 to $800,000. The lender has a security interest in the vessels and an assignment of the rental payments under the charter. The LLC paid approximately $630,000 in costs associated with the non-recourse debt refinancing, which were capitalized to other assets and will be amortized to operations over the term of the non-recourse debt. The LLC expensed approximately $417,000 of loan origination costs associated with the original long-term debt to interest expense.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

(8)	Non-Recourse Long-Term Debt - continued

On July 24, 2007, the LLC, through its wholly-owned subsidiary, ICON Samar, borrowed approximately $23,382,000 in connection with a bareboat charter with ICON Samar. The long-term debt matures on July 25, 2011 and accrues interest at the London Interbank Offered Rate plus 1.00% per year.  The long-term debt requires monthly payments ranging from $500,000 to $530,000. The lender has a security interest in the vessel and an assignment of the rental payments under the bareboat charter. The LLC paid approximately $175,000 in costs associated with the debt, which was capitalized as deferred financing costs and amortized to interest expense over the term of the non-recourse debt.

Simultaneously with the execution of the refinancing and borrowing of the long-term debts mentioned above, the LLC entered into interest rate swap contracts with Fortis Bank NV/SA, New York Branch in order to fix the variable interest rate on the non-recourse debts and minimize the LLC’s risk of interest rate fluctuation. The interest rate swap contracts fixed the refinanced debt interest rate at 7.02% and the current long-term debt at 6.35% per year, respectively. The LLC accounts for its interest rate swap contracts in accordance with Statement of Financial Accounting Standards No. 133, as amended, and records the interest rate swap contracts at their estimated fair values, and recognizes the periodic change in their fair values as other comprehensive income.

The aggregate maturities of long-term debt, including the effects of refinancing discussed above, consist of the following at:

December 31,
2007	$ 4,830,851
2008	$ 18,116,356
2009	$ 15,139,605
2010	$ 15,692,132
2011	$ 36,374,188
Thereafter	$ 10,800,000

(9)	Revolving Line of Credit - Recourse

On August 31, 2005, the LLC, together with certain of its affiliates (entities sponsored and organized by the Manager), Fund Eight B, Fund Ten, and ICON Leasing Fund Eleven, LLC (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Loan Agreement"), with California Bank & Trust (the “Lender”). The Loan Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at September 30, 2007. The Loan Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Loan Agreement.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

(9)	Revolving Line of Credit - Recourse - continued

In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the “Contribution Agreement”), pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the Loan Agreement, as applied to such Borrower and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower. The Borrowers are in compliance with the Contribution Agreement at September 30, 2007 and no amounts are due to or payable by the LLC under the Contribution Agreement.

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Loan Agreement. The Loan Modification extended the Facility from August 31, 2007 to September 30, 2008 and lowered (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market (the “LIBOR Rate”) plus 2.75% per year to the LIBOR Rate plus 2.5% per year. In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer have to maintain a cash reserve. The interest rate at September 30, 2007 was 7.75%.

On June 20, 2007, the Loan Agreement, the Contribution Agreement and the Loan Modification were modified to admit ICON Leasing Fund Twelve, LLC (“Fund Twelve”), an entity also managed by the Manager, as a permitted borrower. Fund Twelve, as a result of its entry into the Loan Modification, is jointly and severally liable for the outstanding balance.

Aggregate borrowings by all Borrowers under the Facility amounted to $6,255,000 at September 30, 2007.  The LLC currently has no borrowings outstanding under the Facility. Subsequent to September 30, 2007, Fund Twelve repaid $5,000,000 of borrowings under the Facility. The remaining $1,255,000 relates to borrowings by Fund Eight B.

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
September 30, 2007
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

The Manager also has a 1% interest in the LLC’s profits, losses, distributions and liquidation proceeds. The LLC paid distributions to the Manager of $66,882 for the nine months ended September 30, 2007. The Manager’s interest in the LLC’s net income for the three months ended September 30, 2007 and 2006 was $15,654 and $13,603, respectively.  The Manager’s interest in the LLC’s net income (loss) for the nine months ended September 30, 2007 and 2006 was $61,187 and $(11,195), respectively.

Fees and other expenses paid or accrued by the LLC to the Manager for the three and nine months ended September 30, 2007 and 2006 are as follows:

			Three Months Ended
			September 30,
Entity	Capacity	Description	2007	2006
ICON Capital Corp.	Manager	Acquisition fees (1)	$-	$60,000
ICON Capital Corp.	Manager	Management fees (2)	$434,798	$510,322
ICON Capital Corp.	Manager	Administrative expense reimbursements (2)	$180,804	$166,397

			Nine Months Ended
			September 30,
Entity	Capacity	Description	2007	2006
ICON Capital Corp.	Manager	Acquisition fees (1)	$-	$60,000
ICON Capital Corp.	Manager	Management fees (2)	$1,349,017	$1,634,888
ICON Capital Corp.	Manager	Administrative expense reimbursements (2)	$550,490	$415,806

(1) Amount capitalized and amortized to operations.
(2) Amount charged directly to operations.

At September 30, 2007, the LLC had a payable of $130,804 due to the Manager, relating to administrative expense reimbursements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

(11)	Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of the following:

	Three Months Ended		Nine Months Ended		For the Year Ended
	September 30,		September 30,		December 31,
	2007	2006	2007	2006	2006
Net income (loss)	$1,565,408	$1,360,294	$6,118,740	$(1,119,509)	$(667,903)

Other comprehensive income (loss):
Change in valuation of interest rate
swap contracts	(952,081)	(720,681)	(500,988)	(703,959)	(639,304)
Foreign currency translation adjustment	-	-	-	45,185	45,185

Comprehensive income (loss)	$613,327	$639,613	$5,617,752	$(1,778,283)	$(1,262,022)

(12)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Accounting for Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative GAAP pronouncements to be measured at fair value. In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement No. 7 regarding the use of present value techniques in measuring fair value. SFAS 157 is effective for financial statements with fiscal years beginning after November 15, 2007. The Manager is currently evaluating the impact of this pronouncement.

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

At September 30, 2007, our portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment subject to lease:

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

•
We have a 100% interest in the Samar Spirit (“Samar”), a product tanker, which is subject to a bareboat charter with an affiliate of the Teekay Corporation (“Teekay”) that expires in July 2011. We made a total capital contribution of approximately $16,922,000 of which approximately $54,000 relates to legal fees we paid on behalf of ICON Samar, LLC ("ICON Samar"), our wholly-owned subsidiary.

Manufacturing Industry:

•
We have a 100% interest in several leases relating to microprocessor manufacturing devices and semi-conductor memory testing equipment on lease with Advanced Micro Devices, Inc. (“AMD”) with expiration dates of June 30, 2007 and July 30, 2007, respectively.  The lease that expired on June 30, 2007 has been extended for an additional twelve months, and the leases expiring on July 30, 2007 have been extended on a month-to-month renewal basis.

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

Digital Mini-Labs:

•	During December 2004, we acquired four Noritsu QSS 3011 digital mini-labs subject to leases with Rite Aid Corporation. The leases will expire during November 2008.

Telecommunications Equipment:

•
We have a 14.4% interest in ICON Global Crossing II, LLC (“Global Crossing II”), which purchased state-of-the-art telecommunications equipment from various vendors, which was then leased to Global Crossing Telecommunications, Inc. and Global Crossing North American Networks, Inc. (collectively, the “Global Crossing Group”).  The lease expires on October 31, 2010.

Lease and Other Significant Transactions

Sale of Railcars

During November 2002, we acquired 324 railcars on lease to Texas Genco LP (“Texas Genco”).  On May 7, 2007, we sold the equipment to an unrelated third party for $4,960,000, of which approximately $1,500,000 was used to repay the related long-term debt.  We recognized a gain on sale of approximately $3,100,000.

Sale of McDonnell Douglas DC-10-30F aircraft

We had an 85% interest in ICON Aircraft 46835 LLC (“Aircraft 46835”).  Aircraft 46835 was a joint venture with ICON Income Fund Eight B, L.P. (“Fund Eight B”).  On March 30, 2007 Aircraft 46835 sold a McDonnell Douglas DC-10-30F aircraft on lease to Federal Express Corporation (“FedEx”), for $4,260,000 and recognized a loss on sale of approximately $640,000.

Lease Renewal of Manufacturing Equipment

On April 30, 2003, we acquired a Double Kraft Paper Forming Tubing Unit on lease to Wildwood Industries, Inc. through February 2007 for approximately $1,350,000 in cash.  Pursuant to the terms of the lease, effective March 1, 2007, the lease was extended for an additional twelve months.

On June 20, 2003, we acquired microprocessor manufacturing devices on lease to AMD through June 2007 for approximately $6,391,000 in cash.  This lease was extended for an additional twelve months.  On August 1, 2003, we acquired semi-conductor memory testing equipment subject to two leases with AMD through July 2007 for approximately $4,561,000 in cash.  These leases were extended on a month-to-month basis.

Shipping

   On July 24, 2007, we acquired one Aframax 98,640 DWT product tanker - Samar – from an affiliate of Teekay. The purchase price for Samar was $40,250,000, which consisted of approximately $16,868,000 in cash and assumption of long-term debt of approximately $23,382,000. In addition, ICON Samar, paid an arrangement fee to Fortis Capital Corp. of approximately $175,000. Simultaneously with the closing of the purchase of Samar, a bareboat charter was entered into with Teekay for a term of four years. The charter commenced on July 24, 2007 and is scheduled to expire on July 24, 2011.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Accounting for Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative GAAP pronouncements to be measured at fair value. In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement No. 7 regarding the use of present value techniques in measuring fair value. SFAS 157 is effective for financial statements with fiscal years beginning after November 15, 2007. Our Manager is currently evaluating the impact of this pronouncement.

Results of Operations for the Three Months Ended September 30, 2007 (the “2007 Quarter”) and 2006 (the “2006 Quarter”)

Revenue for the 2007 Quarter and the 2006 Quarter are summarized as follows:

	Three Months Ended September 30,
	2007	2006	Change
Total revenue	$5,561,696	$6,229,854	$(668,158)

Rental income	3,780,749	3,731,678	49,071
Finance income	1,648,875	2,104,167	(455,292)
(Loss) income from investments in joint ventures	(21,756)	66,071	(87,827)
Net gain on sales of equipment	24,220	40,749	(16,529)
Interest and other income	129,608	287,189	(157,581)

Total revenue for the 2007 Quarter decreased by $668,158, or 10.7%, as compared to the 2006 Quarter. The decrease in revenue was primarily due to the reduction in finance income, as well as the decrease in interest and other income.  The decrease in finance income was primarily due to the expiration of our finance leases with AMD. These leases converted to operating leases upon renewal in the 2007 Quarter.  The decrease in interest and other income is primarily due to the lower cash balances maintained during the 2007 Quarter, as compared to the 2006 Quarter. Contributing to the total decrease in revenue was the decrease in the income from investments in joint ventures. We extended our lease with Cathay for Cathay 126 during March 2006. This extension reduced the monthly rental income.

Expenses for the 2007 Quarter and the 2006 Quarter are summarized as follows:

	Three Months Ended September 30,
	2007	2006	Change
Total expenses	$3,996,288	$4,869,560	$(873,272)

General and administrative	182,444	85,229	97,215
Depreciation and amortization	1,475,590	1,700,909	(225,319)
Impairment loss	10,000	-	10,000
Management fees - Manager	434,798	510,322	(75,524)
Administrative expense reimbursements - Manager	180,804	166,397	14,407
Interest	1,712,652	2,297,912	(585,260)
Minority interest	-	108,791	(108,791)

Total expenses for the 2007 Quarter decreased by $873,272, or 17.9%, from the 2006 Quarter. Lower expenses were primarily due to the decrease in the interest expense, depreciation and amortization, and minority interest expense. The decrease in both the interest and depreciation and amortization expense was due to our lease terminations of Aircraft 46835 and Texas Genco. The minority interest expense for the 2006 Quarter was the portion of the ownership interest that Fund Eight B had in Aircraft 46835, whose sole asset was sold in early 2007. The decrease was partly offset by an increase in general and administrative expenses due to higher state partnership taxes and audit fees paid and accrued for the 2007 Quarter.

Net Income

As a result of the foregoing factors, the net income for the 2007 and 2006 Quarter was $1,565,408 and $1,360,294, respectively. The net income per weighted average number of additional members’ shares outstanding for the 2007 and 2006 Quarter was $15.80 and $13.72, respectively.

Results of Operations for the Nine Months Ended September 30, 2007 (the “2007 Period”) and 2006 (the “2006 Period”)

Revenue for the 2007 Period and the 2006 Period are summarized as follows:

	Nine Months Ended September 30,
	2007	2006	Change
Total revenue	$17,534,875	$19,728,274	$(2,193,399)

Rental income	9,418,297	14,082,166	(4,663,869)
Finance income	5,178,311	4,941,180	237,131
Income (loss) from investments in joint ventures	28,153	(253,467)	281,620
Net gain on sales of equipment	2,337,276	259,324	2,077,952
Interest and other income	572,838	699,071	(126,233)

Total revenue for the 2007 Period decreased by $2,193,399, or 11.1%, as compared to the 2006 Period. The decrease was primarily due to lower rental income that was partly offset by the increase in the net gain on sales of equipment.  Effective March 14, 2006, we renegotiated our bareboat charters with Wilhelmsen and as a result, rental income was reduced by approximately $2,471,000 primarily due to the revenue recognition difference between finance leases and operating leases.  The decrease in rental income was also due to the lease extension of Cathay 128 which increased the overall number of total rental payments but at reduced rental income by approximately $1,075,000 in the 2007 Period and the expiration and subsequent sale of the Aircraft 46835 lease in March 2007 of approximately $2,877,000.  The decrease in rental income was partly offset by the acquisition of and subsequent bareboat charter of Samar. The increase in the net gain on sales of equipment was primarily due to the sale of the railcars that was on lease to Texas Genco of approximately $3,100,000, partly offset by an approximately $640,000 loss on the sale of the aircraft owned by Aircraft 46835, and from an approximately $91,000 loss on sale of the investment in unguaranteed residual values. The increase in income from investments in joint ventures was due to the gain recognized on the sale of the assets previously leased by ICON SPK 2023-A, LLC, in which we had ownership interest.

Expenses for the 2007 Period and the 2006 Period are summarized as follows:

	Nine Months Ended September 30,
	2007	2006	Change
Total expenses	$11,416,135	$20,847,783	$(9,431,648)

General and administrative	526,867	1,725,716	(1,198,849)
Depreciation and amortization	4,141,732	8,802,519	(4,660,787)
Impairment loss	10,000	2,771,007	(2,761,007)
Management fees - Manager	1,349,017	1,634,888	(285,871)
Administrative expense reimbursements - Manager	550,490	415,806	134,684
Interest	4,824,113	5,175,380	(351,267)
Minority interest	13,916	322,467	(308,551)

Total expenses for the 2007 Period decreased by $9,431,648, or 45.2%, from the 2006 Period. The decrease was due to a reduction in depreciation and amortization expense, a non-recurring impairment loss and a non-recurring maintenance expense recorded in the 2006 Period.  The reduction in depreciation and amortization expense resulted from the change in lease classification of our bareboat charters with Wilhelmsen of approximately $1,822,000, the extension of our lease with Cathay for Cathay 128 that resulted in a reduction of approximately $1,440,000, and the lease terminations of the co-generation facility, Aircraft 46835 and Texas Genco, which totaled approximately $1,970,000. The decrease in depreciation and amortization expense was partly offset by the addition of approximately $500,000 in expenses from the acquisition of Samar in the 2007 Period. A $2,771,007 non-recurring impairment loss was recorded in March 2006 on our co-generation facility which was sold during June 2006 and no similar impairment was recorded in the 2007 Period.  The decrease in total expenses was also due to the maintenance expense recorded as a result of the one time maintenance overhaul cost relating to Cathay 128 in the 2006 Period.

Net Income (Loss)

As a result of the foregoing factors, the net income for the 2007 Period was $6,118,740 and the net loss for the 2006 Period was $1,119,509. The net income per weighted average number of additional members’ shares outstanding for the 2007 Period was $61.76 and the net loss per weighted average number of additional members’ shares outstanding for the 2006 Period was $11.29.

Liquidity and Capital Resources

Sources and Uses of Cash

At September 30, 2007 and 2006, we had cash and cash equivalents of $6,838,839 and $22,031,520, respectively. During our reinvestment period our main source of cash has been from the proceeds from sales of equipments, which we expect to continue during the liquidation period. During our reinvestment period, our main use of cash has been from financing activities, principally distributions to members, which we anticipate will continue during the liquidation period.

Operating Activities

Sources of Cash

Our net cash from operating activities in the 2007 Period was $1,760,814, primarily from the collection of finance lease receivables relating to the Wildwood and AMD leases.

Our net cash from operating activities in the 2006 Period was $3,456,512, primarily due to the $3,102,311 we received from the collection of finance lease receivables relating to the Wildwood and AMD leases.

Investing Activities

Sources of Cash

Our primary source of cash from investing activities in the 2007 Period consisted of proceeds from the sales of equipment of $9,220,033, which consisted of approximately $3,700,000 received on the sale of the FedEx aircraft, $4,900,000 from the sale of the railcars on lease to Texas Genco, and approximately $639,000 on the sale of investments in unguaranteed residual values. We also received distributions from joint ventures of $1,277,207.

Our primary source of cash from investing activities in the 2006 Period consisted of proceeds from the sales of equipment of $7,585,904 and distributions received from joint ventures of $619,738.

Uses of Cash

Our primary use of cash in investing activities in the 2007 Period consisted of a $16,867,667 investment we made in Samar.

Our use of cash in investing activities in the 2006 Period consisted of a $2,066,011 investment we made in Global Crossing II.

Financing Activities

Sources of Cash

Our source of cash from financing activities in the 2006 Period consisted of proceeds from long-term debt and the revolving line of credit of $28,722,634 and $875,000, respectively. In addition, $705,000 was received as proceeds from the sale of interest rate swap contracts.

Uses of cash

Our primary uses of cash relating to financing activities in the 2007 Period were the cash distributions paid to our members of $6,688,175 and the repayment of long-term debt of $1,526,555. We also used $78,094 to redeem additional members’ shares.

Our primary uses of cash in the 2006 Period from financing activities were the cash distributions paid to our members of $6,690,543, the repayment of long-term debt of $6,867,630, the repayment of recourse borrowings of $5,410,000, and the payment of $1,175,933 for costs incurred for the various long-term debt refinancings.

Financings and Borrowings

We have non-recourse debt obligations. Our non-recourse debt consists of notes payable in which the lenders have a security interest in the equipment and an assignment of the rental payments under the leases. The lenders are being paid directly by the lessees. Our non-recourse debt obligations accrue interest at rates ranging from 6.85% per year to 9.50% per year. The outstanding balance of our non-recourse debt was $100,953,132 at September 30, 2007.

We account for our interest rate swap contracts in accordance with SFAS No. 133, as amended, and we recorded the interest rate swap contracts at their estimated fair values and recognize the periodic change in their fair values as other comprehensive income.  The value of the interest rate swap contract at September 30, 2007 was a liability of $1,140,292.

Revolving Line of Credit - Recourse

On August 31, 2005, we, together with certain of its affiliates (entities sponsored and organized by our Manager), Fund Eight B, ICON Income Fund Ten, LLC, and ICON Leasing Fund Eleven, LLC (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Loan Agreement"), with California Bank & Trust (the “Lender”). The Loan Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at September 30, 2007. The Loan Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Loan Agreement.

In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the “Contribution Agreement”), pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the Loan Agreement, as applied to such Borrower and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower. The Borrowers are in compliance with the Contribution Agreement at September 30, 2007 and no amounts are due to or payable by us under the Contribution Agreement.

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Loan Agreement. The Loan Modification extended the Facility from August 31, 2007 to September 30, 2008 and lowered (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market (the “LIBOR Rate”) plus 2.75% per year to the LIBOR Rate plus 2.5% per year. In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer have to maintain a cash reserve. The interest rate at September 30, 2007 was 7.75%.

On June 20, 2007, the Loan Agreement, the Contribution Agreement and the Loan Modification were modified to admit ICON Leasing Fund Twelve, LLC (“Fund Twelve”), an entity also managed by our Manager, as a permitted borrower. Fund Twelve, as a result of its entry into the Loan Modification, is jointly and severally liable for the outstanding balance.

Aggregate borrowings by all Borrowers under the Facility amounted to $6,255,000 at September 30, 2007.  We currently have no borrowings outstanding under the Facility. Subsequent to September 30, 2007, Fund Twelve repaid $5,000,000 of outstanding aggregate borrowings under the Facility. The remaining balance of $1,255,000 relates to borrowings by Fund Eight B.

Our Manager believes that with the cash we have currently available, cash being generated from our equipment leases and cash proceeds from sales of equipment, we have sufficient cash to continue our operations into the foreseeable future. We have the ability to borrow funds under the Facility, if necessary. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessees’ business that are beyond our control.  See “Part II, Item 1A.  Risk Factors.” At September 30, 2007, we have approximately $13,869,000 in current assets and approximately $20,731,000 in current liabilities, which results in approximately a $6,862,000 working capital deficit. Of this amount, approximately $8,929,000 consists of direct payments to lenders made by our lessees. These direct payments are for debts that have no corresponding current assets. Therefore, when considering the overall working capital, direct payments should be excluded. The exclusion of these payments yields a surplus of approximately $2,067,000 at September 30, 2007.

Distributions

We pay monthly distributions to our members beginning with the first month after the member’s admission through the termination of our reinvestment period, which we anticipate will be April 29, 2008, unless that date is extended for up to an additional three years, in our Manager’s sole discretion. We paid distributions to our additional members of $6,621,293 and $6,623,638 for the 2007 and 2006 Period, respectively. Additionally, we paid distributions to our Manager of $66,882 and $66,905 for the 2007 and 2006 Period, respectively.

Contractual Obligations and Commitments and Off Balance Sheet Transactions

At September 30, 2007, we have long-term debt obligations. The lenders have security interests in the equipment relating to each non-recourse debt instrument and an assignment of the rental payments under the leases associated with the equipment.  If the lessee were to default on the non-recourse debt the equipment would be returned to the lender in extinguishment of the non-recourse debt.  At September 30, 2007, our outstanding indebtedness was $100,953,132.  We are a party to the Facility, as discussed in the financing and borrowings section above. At September 30, 2007, we had no borrowings under the Facility.

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

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended September 30, 2007, as well as the condensed consolidated financial statements and Quarterly Reports on Form 10-Q for the period ended September 30, 2007 for our affiliates, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Manager consented to us redeeming 147 additional member shares during the 2007 Period.  The redemption amounts are calculated according to a specified redemption formula in accordance with the LLC agreement.  Redeemed shares have no voting rights and do not share in distributions.  The LLC agreement limits the number of shares which can be redeemed in any one year and redeemed shares may not be reissued.  The following table details our additional member redemptions:

Total Number of
	Additional Member	Price Paid Per Additional
	Shares Redeemed	Member Shares
January 1, 2007 through January 31, 2007	-	$-
February 1, 2007 through February 28, 2007	-	$-
March 1, 2007 through March 31, 2007	-	$-
April 1, 2007 through April 30, 2007	-	$-
May 1, 2007 through May 31, 2007	10	$168.02
June 1, 2007 through June 30, 2007	-	$-
July 1, 2007 through July 31, 2007	-	$-
August 1, 2007 through August 31, 2007	37	$567.95
September 1, 2007 through September 30, 2007	100	$508.63

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the nine months ended September 30, 2007.

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

Dated: November 13, 2007

/s/ Thomas W. Martin
Thomas W. Martin
Chairman, Chief Executive Officer and President of the Manager
(Principal Executive Officer)
ICON Capital Corp.
Manager of ICON Income Fund Nine, LLC

Dated: November 13, 2007

/s/ Michael A. Reisner
Michael A. Reisner
Director, Executive Vice President and Chief Financial Officer of the Manager
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Income Fund Nine, LLC

25