Form 10-K/A
period 2006-12-31
ICON INCOME FUND NINE LLC
filed 2007-12-12
CIK 1157522

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
 Yes ☑    No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer                                                            Accelerated filer                                                        Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes     No ☑

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

Number of outstanding limited liability company shares of the Registrant on November 30, 2007 is 97,954.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

ICON Income Fund Nine, LLC is filing this Amendment No. 2 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on April 13, 2007 as amended to date (the “Original Filing”) solely for the purpose of revising its disclosure under Item 9A. – Controls and Procedures, the complete text of which is contained herein. Except as discussed in this Explanatory Note, no other changes have been made to the Original Filing.

PART II

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2006, as well as the financial statements and Annual Reports on Form 10-K for the year ended December 31, 2006 for our Manager and our affiliates, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that, for the reason described below, our Manager’s disclosure controls and procedures were not effective as of December 31, 2006 to ensure that the reports that we filed or submit under the Securities Exchange Act of 1934 were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

While evaluating our Manager’s disclosure controls and procedures, our Manager recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring our Manager to hire additional skilled accounting staff.  Our Manager hired an additional accounting staff member during 2006 who is a certified public accountant and is experienced with public reporting entities.  Subsequently, in 2007, our Manager hired two additional senior accountants with more than 16 and 8 years of experience with public reporting entities, respectively.  Our Manager will continue to evaluate its disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our Manager’s opinion, to ensure the adequacy of our Manager’s disclosure controls and procedures.  Our Manager's Chief Executive Officer and Principal Financial and Accounting Officer expect that the weakness in disclosure controls and procedures will be remediated by the third quarter of 2007.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

Dated: December 11, 2007

/s/ Thomas W. Martin
Thomas W. Martin
Chairman, Chief Executive Officer and President of the Manager
(Principal Executive Officer)
ICON Capital Corp.
Manager of ICON Income Fund Nine, LLC

Dated: December 11, 2007

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