Form 10-K
period 2007-12-31
ICON INCOME FUND NINE LLC
filed 2008-04-14
CIK 1157522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50217

ICON Income Fund Nine, LLC
 (Exact name of registrant as specified in its charter)

Delaware	13-4183234
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor New York, New York	10011
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☑    No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer      Accelerated filer       Non-accelerated filer  ☑     Smaller reporting company  

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

Number of outstanding limited liability company shares of the Registrant on February 29, 2008 is 97,955.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

Forward-Looking Statements

Certain statements within this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,”  “predict” or “project” and variations of these words or comparable words or phrases of similar meaning.  These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.  We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 1. Business

Our History

ICON Income Fund Nine, LLC (the “LLC”) was formed on July 11, 2001 as a Delaware limited liability company.  The LLC will continue until December 31, 2020, unless terminated sooner.  When used in this report, the terms “we,” “us” and “our” refer to the LLC (and its consolidated subsidiaries).

Our manager is ICON Capital Corp. (our “Manager”), which was originally a Connecticut corporation. Effective June 1, 2007, our Manager was re-incorporated as a Delaware corporation. Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and financing transactions, under the terms of our amended and restated limited liability company agreement (our “LLC Agreement”).

We are currently in our operating period, which is expected to end on April 30, 2008. Our initial capitalization was $1,000, which was contributed by our Manager.  We offered member shares with the intent to raise up to $100,000,000 of capital and we commenced business operations on our initial closing date, December 18, 2001, when we issued 1,250 member shares, representing $1,249,910 of capital contributions.  Between December 19, 2001 and April 30, 2003, our final closing date, we sold an additional 98,416 member shares, representing $98,403,564 of capital contributions bringing the total member shares and capital contributions to 99,666 and $99,653,474, respectively.  Through December 31, 2007, we redeemed 1,711 member shares, bringing the total number of outstanding number shares to 97,955 outstanding as of such date.

Our Business

We operate as an equipment leasing program in which the capital our members invested was pooled together to make investments, pay fees and establish a small reserve. We primarily acquire equipment subject to lease, purchase equipment and lease it to third party end users or finance equipment for third parties and, to a lesser degree, acquire ownership rights to items of leased equipment at lease expiration. Some of our equipment leases are acquired for cash and provide current cash flow, which we refer to as “income” leases. For our other equipment leases, we finance the majority of the purchase price through borrowings from third parties. We refer to these leases as “growth” leases. These growth leases generate little or no current cash flow because substantially all of the rental payments received from the lessee is used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price.

We divide the life of the program into three distinct phases:

(1) Offering Period: We invested most of the net proceeds from the sale of member shares in items of equipment subject to a lease.

(2) Operating Period: After the close of the offering period, we reinvested and continue to reinvest the cash generated from our initial investments to the extent that cash is not needed for our expenses, reserves and distributions to members. Our operating period is expected to end on April 30, 2008 and we intend to commence our liquidation period on May 1, 2008.

(3) Liquidation Period: After the operating period, we will sell our assets in the ordinary course of business. If our Manager believes it would benefit our members to reinvest the proceeds received from our investments in additional investments during the liquidation period, we may do so, but our Manager will not receive any additional acquisition fees in connection with such reinvestments. Our goal is to complete the liquidation period in three years from the end of the operating period, but it may take longer to do so.

At December 31, 2007 and 2006, we had total assets of $139,570,167 and $137,187,658, respectively.  For the year ended December 31, 2007, our total rental and finance income was $20,579,263, which included three lessees that accounted for approximately 77% of our total rental and finance income.  We had net income for the year ended December 31, 2007 of $7,940,018. For the year ended December 31, 2006, our total rental and finance income was $24,325,355, which included three lessees that accounted for approximately 88% of our total rental and finance income.  We had a net loss for the year ended December 31, 2006 of $667,903.  For the year ended December 31, 2005, our total rental and finance income was $30,253,218, which included three lessees that accounted for approximately 86% of our total rental and finance income.  We had a net loss for the year ended December 31, 2005 of $2,777,128.

At December 31, 2007, our portfolio, which we hold either directly or through joint venture investments with affiliates, consisted primarily of the following equipment subject to lease:

Air Transportation Industry

•
We own one Airbus A340-313X aircraft and have a 50% interest through a joint venture with ICON Income Fund Eight B L.P. (“Fund Eight B”), an entity also managed by our Manager, in a second Airbus A340-313X aircraft. Both aircraft are on lease to Cathay Pacific Airways Limited (“Cathay”).  The purchase price of the first aircraft was approximately $69,069,000, comprised of approximately $4,278,000 in cash and approximately $64,791,000 of non-recourse debt. The total purchase price of the second aircraft was approximately $74,527,000. Our portion of the purchase price of the second aircraft was approximately $37,264,000, comprised of approximately $2,125,000 in cash and approximately $35,139,000 of non-recourse debt.

Shipping

•
We have a 100% interest in three car and truck carrying vessels (the “Vessels”) on bareboat charter to Wilhelmsen Lines Shipowning AS (“Wilhelmsen”). Effective May 18, 2006, the terms of the bareboat charters were extended through December 22, 2013. The purchase price was approximately $74,020,000, consisting of approximately $9,690,000 in cash and approximately $64,330,000 of non-recourse debt.

•
We own Samar Spirit (“Samar”), a product tanker, which is subject to bareboat charter with an affiliate of the Teekay Corporation (“Teekay”) that expires in July 2011. We made a total capital contribution of approximately $16,922,000, of which approximately $54,000 relates to legal fees we paid on behalf of ICON Samar, LLC (“ICON Samar”), our wholly-owned subsidiary. ICON Samar purchased Samar for $40,250,000, comprised of approximately $16,868,000 of cash and approximately $23,382,000 of non-recourse long-term debt.

Manufacturing Industry

•
We have a 100% interest in several leases relating to microprocessor manufacturing devices and semi-conductor memory testing equipment on lease with Advanced Micro Devices, Inc. (“AMD”) with expiration dates of June 30, 2007 and July 31, 2007, respectively.  The purchase prices were approximately $6,391,000 in cash for the lease that expired on June 30, 2007 and $4,561,000 in cash for the leases that expired on July 31, 2007. The lease that expired on June 30, 2007 has been extended for an additional twelve months, and the leases that expired on July 31, 2007 have been extended on a month-to-month renewal basis.

•
We have a 100% interest in several leases for various manufacturing equipment on lease to Wildwood Industries, Inc.  (“Wildwood”). The leases expire on various dates between February 2007 and September 2008. The purchase price for these leases was approximately $3,472,000 in cash. Pursuant to the terms of the lease, the lease that was scheduled to expire on February 1, 2007 has been extended for an additional twelve months.

Information Technology Equipment

•
We have a 26% interest in ICON GeicJV, which purchased information technology equipment, such as Sun servers, HP servers, Dell desktop computers and Panasonic laptop computers, subject to a 36 month lease with Government Employees Insurance Company (“GEICO”). As of March 31, 2007, the lease with GEICO expired and the equipment has either been returned or renewed on a month-to-month basis.

Digital Mini-Labs

•
During December 2004, we acquired four Noritsu QSS 3011 digital mini-labs subject to lease with Rite Aid Corporation. The leases expired during November 2007 and were extended on a month-to-month renewal basis. The purchase price of this equipment was approximately $399,000 in cash.  Our Manager was paid an acquisition fee of approximately $12,000 relating to this transaction.

Telecommunications Equipment

•
We have a 14.4% interest in ICON Global Crossing II, LLC (“Global Crossing II”), which purchased certain telecommunications equipment for approximately $12,044,000 from various vendors and which it then leased to Global Crossing Telecommunications, Inc. (“Global Crossing”).  The lease expires on October 31, 2010.

For a discussion of our lease and other significant transactions for the years ended December 31, 2007, 2006 and 2005, please refer to “Item 7.  Manager’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segment Information

We have only one operating segment: the business of leasing and financing equipment to companies that we believe to be creditworthy.

Competition

The equipment leasing and financing industry is highly competitive. When seeking leasing and financing transactions for acquisition, we compete with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies.  Many competitors are larger than us and have greater financial resources than we do. For additional information about our competition and other risks relating to our operations, please see “Risk Factors” in Item 1A.

Employees

We have no direct employees.  Our Manager has full and exclusive control over our management and operations.

Available Information

Our Annual Report on Form 10-K and our most recent Quarterly Reports on Form 10-Q and amendments to those reports, if any, and our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our Manager’s internet website at http://www.iconcapital.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). The information contained on our Manager’s website is not deemed part of this Annual Report on Form 10-K. Our Reports are also available on the SEC’s website at http://www.sec.gov.

Financial Information Regarding Geographic Areas

We have long-lived assets, which include operating leases and revenues in geographic areas outside of the United States. For additional information, see Note 15 to our consolidated financial statements.

Item 1A. Risk Factors

Our operations are subject to a number of risks.  You should carefully read and consider these risks, together with all other information in this Annual Report on Form 10-K.  The risks and uncertainties described below are not the only ones we may face. If any of the following risks actually occur, our business, operating results and financial condition could be adversely affected.

Uncertainties associated with the equipment leasing and financing business may affect our business, operating results and financial condition.

We are subject to a number of uncertainties associated with the equipment leasing and financing business that may affect our business, operating results and financial condition. These include, but are not limited to:

•	changes in economic conditions, including fluctuations in demand for equipment and interest rates;
•	the technological and economic obsolescence of equipment;
•	potential defaults by lessees or borrowers;
•	the existence of leverage increases the risk of foreclosure; and
•	increases in our expenses, including taxes and insurance expenses.

Our Manager’s decisions are subject to conflicts of interest with us.

Our Manager’s decisions could be subject to various conflicts of interest arising out of its relationship to us and our affiliates. Our Manager could be confronted with decisions in which it will have an economic incentive to place its interests above ours. Our Manager sponsors and currently manages six other equipment leasing businesses. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”  These conflicts may include, but are not limited to:

•	Our Manager will receive more fees for making investments if we incur indebtedness to fund these acquisitions than it would if we did not incur such indebtedness;
•	Our LLC Agreement does not prohibit our Manager from competing with us for equipment acquisitions and engaging in other types of business;
•	Our Manager will have opportunities to earn fees for referring a prospective acquisition opportunity to purchasers other than us;
•	Our Manager may receive fees in connection with the turnover of our equipment portfolio;
•	The lack of separate legal representation for us and our Manager and lack of arm’s-length transactions could affect negotiations regarding compensation payable to our Manager;
•
Our Manager is our tax matters partner and is able to negotiate with the IRS to settle tax disputes that would bind us and our members that might not be in the best interest of our members given a member’s individual tax situation; and

•	Our Manager can make decisions as to when and whether to sell a jointly-owned asset when the co-owner is another business it manages.

Because we borrowed, and may in the future borrow, funds to purchase equipment, losses as a result of lessee defaults may be greater than if debt were not incurred.

Although we have acquired, and may in the future acquire, some of our investments for cash, we borrowed and may in the future borrow a substantial portion of the purchase price of our equipment investments and there is no limit to the amount of debt that we may incur when purchasing equipment. While we believe the use of leverage results in us being able to make more acquisitions and that each acquisition will have fewer dollars at risk than if leverage were not utilized, there can be no assurance that the benefits of greater size and diversification of the portfolio will offset the heightened risk of loss in an individual lease transaction using leverage.  With respect to our non-recourse borrowings, a lessee default could force us to make the debt service payments that would otherwise be paid by the lessee so as to protect our investment in equipment and prevent the equipment owned by us from being subject to repossession.

Restrictions imposed by the terms of our indebtedness may limit our financial flexibility.

We, together with certain of our affiliates (entities sponsored and organized by our Manager), specifically Fund Eight B, ICON Income Fund Ten, LLC (“Fund Ten”), ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and ICON Leasing Fund Twelve, LLC (“Fund Twelve”) are party to a revolving line of credit agreement with California Bank & Trust.  The terms of that agreement could restrict us from paying distributions to our members if such payments would cause us not to be in compliance with our financial covenants in that agreement.  For additional information on the terms of our credit agreement, see “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

The risks and uncertainties associated with the industries of our lessees may indirectly affect our business, operating results and financial condition.

We are indirectly subject to a number of uncertainties associated with the industries of our lessees. We primarily acquire equipment subject to lease, purchase equipment and lease it to third party end users or finance equipment for third party end users, and, to a lesser degree, acquire ownership rights to items of leased equipment at lease expiration in a variety of industries with a number of lessees. As such, we are indirectly subject to the various risks and uncertainties that affect our lessees’ businesses and operations.  If such risks or uncertainties were to affect our lessees, we may indirectly suffer a loss on our investment, lose future revenues or experience adverse consequences to our business, operating results and financial condition.

If the value of our equipment declines more rapidly than we anticipate, our financial performance may be adversely affected.

A significant part of the value of some of the equipment that we purchase is the potential value of the equipment once the lease term expires (“residual value”). Generally, leased equipment is expected to decline in value over its useful life. In acquiring equipment, we calculate a residual value for the equipment at the end of the lease based on available information including, depending on the equipment, historical residual value rates. The expected residual value, when combined with lease payments, is expected to return the cost of our investment in the equipment and provide a rate of return despite the expected decline in the value of the equipment over the lease term. However, the residual value of the equipment at the end of a lease, and whether that value meets our expectations, depends to a significant extent upon many factors, including the following, many of which are beyond our control:

•	our ability to acquire or, to a lesser degree, enter into lease agreements that preserve or enhance the relative value of the equipment;
•	our ability to maximize the value of the equipment upon the sale or re-lease when the lease expires;
•	the technological and economic obsolescence of equipment;
•	market conditions prevailing at the time the lease expires;
•	the cost of new equipment at the time we are remarketing used equipment;
•	the extent to which technological or regulatory developments during the lease term reduce the market for such used equipment;
•	the strength of the economy at the time the lease expires; and
•	the condition of the equipment when the lease expires.

We cannot assure you that our assumptions with respect to value are accurate or that the equipment will not lose value more rapidly than we anticipate.  If our residual value estimates are incorrect, the total proceeds of the lease plus the proceeds received from realizing the residual value of the equipment may be insufficient to achieve our anticipated rate of return, or even in growth leases to recover the principal invested.

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

We would have rights against the seller of the equipment for any losses arising from a breach of representations made to us, and against the lessee for a default under the lease. However, we cannot assure you that these rights would make us whole with respect to our entire investment in the equipment or our expected returns on the equipment, including legal costs, costs of repair and lost revenue from the delay in being able to sell or re-lease the equipment due to undetected problems or issues. These costs and lost revenue could negatively affect our liquidity and cash flows, and could negatively affect our profitability if we are unable to recoup such costs from the lessee or other third-parties.

If a lessee defaults on its lease, we could incur losses.

We may lease equipment to lessees that have senior debt rated below investment grade. We do not require our lessees to have a minimum credit rating. Lessees with such lower credit ratings may default on lease payments more frequently than lessees with higher credit ratings. If a lessee does not make lease payments to us when due, or violates the terms of its lease in another important way, we may be forced to terminate the lease and attempt to recover the equipment. We may do this at a time when we may not be able to arrange for a new lease or to sell the equipment right away, if at all. If that were to happen, we would lose the expected lease revenues and might not be able to recover the entire amount or any of our original investment in the equipment. The costs of recovering equipment upon a lessee’s default, enforcing the lessee’s obligations under the lease, and transporting, storing, repairing and finding a new lessee for the equipment may be high and may negatively affect the value of our investment in the equipment. These costs could also negatively affect our liquidity, and cash flows, and could negatively affect our profitability.

If a lessee files for bankruptcy, we may have difficulty enforcing the terms of the lease and may incur losses.

If a lessee files for protection under the bankruptcy laws, the remaining term of the lease could be shortened or the lease could be rejected by the bankruptcy court, which could result in, among other things, any unpaid pre-bankruptcy lease payments being cancelled as part of the bankruptcy proceeding. We may also experience difficulties and delays in recovering equipment from a bankrupt lessee that is involved in a bankruptcy proceeding or has been declared bankrupt by a bankruptcy court. If a lease is rejected in a bankruptcy, we would bear the cost of retrieving and storing the equipment, and then have to remarket the equipment. In addition, the bankruptcy court would treat us as an unsecured creditor for any amounts due under the lease. These costs and lost revenues could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.

Leasing or financing equipment in foreign countries may be riskier than domestic leasing and may result in losses.

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

We may be subject to greater income tax obligations than originally anticipated.

We may acquire or have acquired equipment subject to lease that the Internal Revenue Code requires us to depreciate over a longer period than the depreciation period for most of the equipment that our Manager’s prior equipment leasing funds purchased.  Similarly, some of the equipment that we may purchase may not be eligible for accelerated depreciation under the Modified Accelerated Costs Recovery System, which was established by the Tax Reform Act of 1986 to set forth the guidelines for accelerated depreciation under the Internal Revenue Code or we may enter into financing that do not provide any tax shelter. Depending on the equipment that we acquire and its eligibility for accelerated depreciation under the Internal Revenue Code, we may have less depreciation deductions to offset gross lease revenue, thereby increasing our taxable income.

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

We invested in joint ventures with other businesses that our Manager sponsors and manages, as well as with unrelated third parties. Investing in joint ventures involved additional risks not present when acquiring leased equipment that is wholly owned by us. These risks included the possibility that our co-investors might become bankrupt or otherwise fail to meet financial commitments, thereby obligating us to pay all of the debt associated with the joint venture, as each party to a joint venture typically must guarantee all of the joint venture’s obligations. Alternatively, the co-investors may have economic or business interests or goals that are inconsistent with our investment objectives and want to manage the joint venture in ways that do not maximize our return. Among other things, actions by a co-investor might subject leases that are owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement. Also, when none of the joint owners control a joint venture, there might be a stalemate on decisions, including when to sell the equipment or the prices or terms of a lease. Finally, while we may have the right to buy out the other joint owner’s interest in the equipment in the event of the sale, we may not have the resources available to do so. These risks could negatively affect our profitability and could result in legal and other costs, which could negatively affect our liquidity and cash flows.

We may not be able to obtain insurance for certain risks and would have to bear the cost of losses from non-insurable risks.

Leased equipment may be damaged or lost. Fire, weather, accidents, theft or other events can cause damage or loss of leased equipment. While our leases generally require lessees to have comprehensive insurance and assume the risk of loss, some losses, such as from acts of war, terrorism or earthquakes may either be uninsurable or not economically feasible to insure. Furthermore, not all possible liability claims or contingencies affecting equipment can be anticipated or insured against, and, if insured, the insurance proceeds may not be sufficient to cover a loss. If such a loss occurs to the equipment, we could suffer a total loss of any investment in the affected equipment. In leasing some types of equipment, we may be exposed to environmental tort liability. Although we use our best efforts to minimize the possibility and exposure of such liability including by means of attempting to obtain insurance, we cannot assure you that our assets will be protected against any such claims. These risks could negatively affect our profitability and could result in legal and other costs, which could negatively affect our liquidity and cash flows.

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

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. Our competitors are varied and include other equipment leasing programs, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Competition from both traditional competitors and new market entrants has intensified in recent years due to a strong economy, growing marketplace liquidity and increasing recognition of the attractiveness of the commercial leasing and financing industry.

We compete primarily on the basis of pricing, terms and structure. To the extent that our competitors compete aggressively on any combination of those factors, we could fail to meet our investment objectives.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We neither own nor lease office space or any other real property in our business at the present time.

Item 3. Legal Proceedings

In the ordinary course of conducting our business, we may be subject to certain claims, suits, and complaints filed against us.  In our Manager’s opinion, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations.  We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5. Market for Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Our shares are not publicly traded and there is no public market for our shares. It is unlikely that any such market will develop.

Number of Members
Title of Class	as of February 29, 2008
Manager (as a member)	1
Additional members	3,228

We pay monthly distributions to each of our members beginning the first month after each member was admitted to the LLC through the termination of the operating period, which we currently anticipate will be on April 30, 2008.  We paid distributions to additional members totaling $8,825,274, $8,831,229 and $8,840,105, respectively, for the years ended December 31, 2007, 2006 and 2005.  Additionally, our Manager was paid distributions of $89,144, $89,204 and $89,294, for the years ended December 31, 2007, 2006 and 2005, respectively.  The terms of our loan agreement with California Bank & Trust could restrict us from paying cash distributions to our members if such payment would cause us to not be in compliance with our financial covenants. See “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to have participated in the offering and sale of member shares (the “Shares”) pursuant to the offering or to participate in any future offering of our Shares, we are required pursuant to FINRA Rule 2810(b)(5) to disclose in each annual report distributed to our members a per share estimated value of our Shares, the method by which we developed the estimated value and the date used to develop the estimated value.  In addition, our Manager must prepare annual statements of our estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of Employee Retirement Income Security Act (“ERISA”) in the preparation of their reports relating to an investment in our Shares.  For these purposes, the estimated value of our Shares is deemed to be $751.49 per share at December 31, 2007.

This estimate was based on the amount of remaining undiscounted lease payments on our existing leases, the booked estimated residual values of the equipment held by us upon the termination of those leases and our cash on hand.  From this amount, we then subtracted our total debt outstanding and then divided that sum by the total number of shares outstanding.  To the extent that this abstract yields a value in excess of the offering price per share, the offering price per share is used for these purposes. This valuation was based solely on our Manager’s perception of market conditions and the types and amounts of our assets. No independent valuation was sought.  However, as set forth below, there is no significant public trading market for our Shares at this time, and there can be no assurance that additional members could receive $751.49 per share if such a market did exist and they sold their Shares or that they will be able to receive such amount for their Shares in the future. The foregoing valuation was performed solely for the ERISA and FINRA purposes described above. Furthermore, there can be no assurance as to the amount we may actually receive if and when we seek to liquidate our assets or the amount of lease payments and equipment disposition proceeds we will actually receive over our remaining term.  Our Shares are not publicly traded and there is currently no public market for our Shares.  It is unlikely that any such market will develop.

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 8. Consolidated Financial Statements and Supplementary Data contained elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
Total revenue (a)	$23,460,086	$24,885,153	$30,349,467	$33,240,316	$34,982,056
Net income (loss) (b)	$7,940,018	$(667,903)	$(2,777,128)	$(17,768)	$(793,837)
Net income (loss) allocable to additional members	$7,860,618	$(661,224)	$(2,749,357)	$(17,590)	$(785,899)
Net income (loss) allocable to Manager	$79,400	$(6,679)	$(27,771)	$(178)	$(7,938)

Weighted average number of additional
member shares outstanding	98,052	98,123	98,215	98,695	90,813
Net income (loss) per weighted average
additional member share outstanding	$80.17	$(6.74)	$(27.99)	$(0.18)	$(8.65)

Distributions to additional members	$8,825,274	$8,831,229	$8,840,105	$8,758,942	$7,955,313
Distributions per weighted average
additional member share outstanding	$90.01	$90.00	$90.01	$88.75	$87.60
Distributions to the Manager	$89,144	$89,204	$89,294	$89,744	$80,356

	December 31,
	2007	2006	2005	2004	2003
Total assets	$139,570,167	$137,187,658	$151,635,559	$184,100,455	$212,717,298
Notes payable	$96,122,281	$92,480,648	$97,782,942	$117,261,455	$134,463,196
Members' equity	$39,909,465	$42,333,349	$52,543,253	$64,455,803	$73,842,948

(a)		The decrease in total revenue between 2007 and 2006 relates to the sale and termination of two of our leases during 2007.
The decrease in total revenue between 2005 and 2006 relates to the renegotiated lease terms of two of our leases and the termination of several leases during 2006. The decrease in total revenue between 2004 and 2005 relates to the renegotiated lease terms of one of our leases and the transfer of a consolidating interest in ICON SPK to Fund Eight B. The increase in total revenue between 2002 and 2003 relates to our initial acquisition of equipment for lease with third parties.

(b)		During 2007, we sold the assets that were previously on lease to FedEx and Texas Genco, which resulted in an overall net gain of approximately
$2,429,000. The termination of these leases also resulted in a total decrease in depreciation and amortization expense of approximately
$2,406,000. During 2006, we reclassified the three Wilhelmsen bareboat charters from investments in operating leases to investments in finance leases, resulting in a decrease in depreciation expense of approximately 50%. During 2006, 2005 and 2004, we recorded impairment losses of approximately $3,005,000, $3,182,000 and $236,000, respectively.

Item 7. Manager's Discussion and Analysis of Financial Condition and Results of Operations

Our Manager’s Discussion and Analysis of Financial Condition and Results of Operations relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Statements made in this section may be considered forward-looking. These statements are not guarantees of future performance and are based on current expectations and assumptions that are subject to risks and uncertainties.  Actual results could differ materially because of these risks and assumptions, including, among other things, factors discussed in “Part I. Forward-Looking Statements” and “Item 1A. Risk Factors” located elsewhere in this Annual Report on Form 10-K.

Overview

We operate as an equipment leasing program in which the capital our members invested was pooled together to make investments, pay fees and establish a small reserve. We primarily engage in the business of purchasing equipment and leasing it to third-party end users, or financing equipment for third parties and, to a lesser extent, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases are acquired for cash and are expected to provide current cash flow, which we refer to as “income” leases. For the other equipment leases, we finance the majority of the purchase price. We refer to these leases as “growth” leases. These growth leases generate little or no current cash flow because substantially all of the rental payments received from the lessee is used to service the indebtedness associated with acquiring or financing the lease. We anticipate that the future value of the leased equipment will exceed our cash portion of the purchase price.

Our manager is ICON Capital Corp. (our “Manager”), which was originally a Connecticut corporation. Effective June 1, 2007, our Manager was re-incorporated as a Delaware corporation. Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and financing transactions, under the terms of our amended and restated limited liability company agreement (our “LLC Agreement”).

Current Business Environment and Outlook

We believe that domestic equipment leasing and financing volume is correlated to overall business investments in equipment. According to information published by the Equipment Leasing and Finance Association, domestic business investment in equipment in 2008 is forecasted to be an estimated $1,159 billion as compared to a low of $868 billion in 2002, and estimated investment of $1,106 billion in 2007, while the corresponding forecast for equipment finance volume in 2008 is estimated to be $657 billion as compared to a low of $476 billion in 2003 and estimated value of $625 billion in 2007. In addition, we believe that a similar correlation exists in the international markets in which we operate. Increased capital spending may increase the number of available leases thereby creating more opportunities in the leasing market. While lower interest rates will remain a key obstacle for the equipment leasing and financing industry because of the increased likelihood of customers choosing to purchase rather than lease business investments in equipment, we believe the leasing and financing industry’s outlook for the foreseeable future is encouraging.

Other factors that may negatively affect the leasing and financing industry are: (i) the proposed legal and regulatory changes that may affect tax benefits of leasing, and (ii) the continued misperception by potential lessees, stemming from published issues at Enron, WorldCom and others, that leasing should not play a central role as a financing alternative. However, as overall business investment in equipment increases, and as companies tend to preserve cash and lease (rather than purchase) equipment in pre-recessionary and recessionary economies, we are optimistic that equipment leasing volume will increase as more lessees return to the marketplace.

Lease and Other Significant Transactions

We entered into the following leases and other significant transactions during the years ended December 31, 2007, 2006 and 2005:

Sale of two McDonnell Douglas DC10-30F Aircraft

During December 2002, we and ICON Income Fund Eight B L.P. (“Fund Eight B”) formed a joint venture, ICON Aircraft 46835 LLC (“Aircraft 46835”), for the purpose of acquiring an investment in a McDonnell Douglas DC10-30F aircraft on lease with Federal Express Corporation (“FedEx”). The lease expired on March 31, 2007.  We had an 85% interest in this joint venture. On December 27, 2002, the joint venture acquired the aircraft for approximately $25,292,000, which consisted of approximately $3,000,000 in cash and approximately $22,292,000 of non-recourse debt. Our portion of the purchase price was approximately $2,550,000.  The non-recourse debt accrued interest at 4.04% per year and matured in March 2007. The lender had a security interest in the aircraft and an assignment of the rental payments under the lease. Our Manager was paid an acquisition fee of approximately $759,000 relating to this transaction, of which we paid approximately $645,000.

At December 31, 2005, our Manager determined that the aircraft was impaired, based upon an appraisal that indicated a slower than expected recovery in the air transportation industry, and we recorded an impairment loss of approximately $3,182,000.

On March 30, 2007, Aircraft 46835 sold the aircraft to FedEx for $4,260,000 and recognized a loss on the sale of approximately $640,000. The final lease payment was paid to the lender, satisfying all remaining debt obligations.

During March 2003, we and Fund Eight B formed a joint venture, ICON Aircraft 47820 LLC (“Aircraft 47820”), for the purpose of acquiring an investment in another McDonnell Douglas DC10-30F aircraft and two spare engines (the “Aircraft and engines”) on lease to FedEx. The lease expired on March 31, 2007. We had a 10% interest in this joint venture. On March 11, 2003, Aircraft 47820 acquired the Aircraft and engines for approximately $27,288,000, which consisted of approximately $3,077,000 in cash and approximately $24,211,000 of non-recourse debt. Our portion of the purchase price was approximately $308,000. The non-recourse debt accrued interest at 4.035% per year and matured in March 2007. The lender had a security interest in the Aircraft and engines and an assignment of the rental payments under the lease with FedEx. Our Manager was paid an acquisition fee of approximately $819,000 relating to this transaction, of which we paid approximately $82,000.

At December 31, 2005, our Manager determined that the Aircraft and engines were impaired based upon an appraisal that indicated a slower than expected recovery in the air transportation industry, and Aircraft 47820 recorded an impairment loss of approximately $3,626,000.

On March 30, 2007, Aircraft 47820 sold the Aircraft and engines to FedEx for $5,475,000 and recognized a loss on the sale of approximately $1,025,000. The final lease payment was paid to the lender, satisfying all remaining debt obligations.

Sale of Railcars

During November 2002, we acquired 324 railcars on lease to Texas Genco LP (“Texas Genco”).  On May 7, 2007, we sold the equipment to an unrelated third party for $4,960,000, of which approximately $1,500,000 was used to repay the related long-term debt.  We recognized a gain on sale of approximately $3,074,000.

Sale and Return of Information Technology Equipment

During March 2004, we acquired from Insight Investments Corporation a lease for computer equipment and corresponding parts.  The lease expired on December 1, 2006.  The purchase price was approximately $3,036,000, consisting of approximately $74,000 in cash and the assumption of approximately $2,962,000 of non-recourse debt.  The non-recourse debt accrued interest at 4.5% per year and matured in December 2006.  The lender had a security interest in the computer equipment and an assignment of the rental payments under the lease. The equipment was uninstalled during December 2006 and returned to us during January 2007.  The associated estimated residual value of the equipment was subsequently reclassified to equipment held for sale as of December 31, 2006.  At December 31, 2006, we recorded an impairment loss of approximately $98,000 based on sales estimates. The remaining assets’ value of an immaterial amount was written off at September 30, 2007.

During March 2004, we acquired from Insight Investments Corporation an additional lease for computer equipment and corresponding parts.  The lease expired on December 1, 2006.  The purchase price was approximately $1,751,000, consisting of approximately $43,000 in cash and the assumption of approximately $1,708,000 of non-recourse debt.  The non-recourse debt accrued interest at 5.36% per year and matured in December 2006. The lender had a security interest in the computer equipment and an assignment of the rental payments under the lease.  The equipment was uninstalled during December 2006 and returned to us during January 2007. The associated estimated residual value of the equipment was subsequently reclassified to equipment held for sale as of December 31, 2006.  At December 31, 2006, we recorded an impairment of approximately $56,000 based on sales estimates. The remaining assets’ value of an immaterial amount was written off at September 30, 2007.

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

Sale of Manufacturing Equipment

On May 30, 2003, we acquired lathes, presses and robotic manufacturing equipment on lease to Metaldyne Corporation (“Metaldyne”) through December 2009 for approximately $2,412,000 in cash.  Our Manager was paid an acquisition fee of approximately $72,000 relating to this transaction.  During March 2006, the equipment on lease to Metaldyne was sold for approximately $1,931,000 in cash and we recognized a gain of approximately $302,000.

Sale of Co-generation Facility

We and Fund Eight B formed a joint venture, ICON/Kenilworth LLC (“Kenilworth”), to acquire a natural gas-fired 25MW co-generation facility on lease to Schering-Plough Corporation through July 2004, which was subsequently extended through June 19, 2009.  We had a 95% interest in this joint venture. Our portion of the purchase price of the co-generation facility was approximately $14,562,000, consisting of approximately $7,990,000 in cash and approximately $6,572,000 of non-recourse debt.  The non-recourse debt included both senior and junior non-recourse debt, accrued interest at 10.61% per year and 9.86% per year, respectively, and both matured on July 1, 2004.  The outstanding balances of both the senior and junior non-recourse debt were fully repaid at the end of the base lease term.  Our Manager was paid an acquisition fee of approximately $460,000 relating to this transaction, of which we paid approximately $437,000.

During December 2004, we transferred a 25.87% interest in ICON SPK 2023-A, LLC (“ICON SPK”), a joint venture with Fund Eight B, to Fund Eight B in exchange for its entire 5% interest in the co-generation facility.  After the exchange, we had a 100% interest in the co-generation facility and a 25.13% interest in ICON SPK.  The fair value of the co-generation facility was determined using an appraisal and our Manager determined that fair value for ICON SPK was its net book value, based upon our Manager’s knowledge of the equipment leases held by ICON SPK.

On April 20, 2006, we sold this co-generation facility to a third party for $4,800,000 in cash. We incurred a loss of approximately $2,770,000 on the sale of this co-generation facility, which was recorded as an impairment loss at the end of March 2006.

Information Technology Equipment on lease with GEICO

On March 31, 2004, we and ICON Income Fund Ten, LLC (“Fund Ten”) formed a joint venture, ICON GeicJV, for the purpose of purchasing information technology equipment subject to a 36 month lease with Government Employees Insurance Company (“GEICO”). We along with Fund Ten have interests of 26% and 74%, respectively in ICON GeicJV.  On April 30, 2004, ICON GeicJV acquired the technology equipment subject to lease for a total cost of approximately $5,853,000 in cash. Our portion of purchase price was approximately $1,522,000 in cash. Our Manager was paid an acquisition fee of approximately $46,000 relating to this transaction.

During 2007, GEICO returned equipment with a cost basis of approximately $5,798,000 and extended on a month-to-month basis equipment with a cost basis of approximately $55,000. Of the equipment that was returned, our Manager has sold equipment with a net book value of approximately $781,000. We realized proceeds of approximately $775,000 and recognized a loss of approximately $6,000 on the sale of that equipment. The remaining returned equipment has a net book value of approximately $58,000, is currently being remarketed by our Manager and was reclassified to equipment held for sale.

Lease Renewal of Manufacturing Equipment

On April 30, 2003, we acquired a Double Kraft Paper Forming Tubing Unit on lease to Wildwood Industries, Inc. (“Wildwood”) through February 2007 for approximately $1,350,000 in cash.  Our Manager was paid acquisition fees of approximately $41,000 relating to this transaction.  Effective March 1, 2007, pursuant to the terms of the lease, the lease has been extended for an additional twelve months. Subject to the terms of the lease renewal, there is a residual interest sharing agreement with a third party broker that was payable when a minimum return on investment was attained, whereby all proceeds received above $150,000, will be shared equally with the third party.  As of December 31, 2007, approximately $71,000 was distributed to the third party in accordance with the terms of the residual interest sharing agreement.

On June 20, 2003, we acquired microprocessor manufacturing devices on lease through June 2007 to Advanced Micro Devices, Inc. (“AMD”) for approximately $6,391,000 in cash.  Effective July 1, 2007, this modified lease was extended for an additional 12 months and was reclassified upon extension of the lease from a direct finance lease to leased equipment at cost.

On August 1, 2003, we acquired semi-conductor memory testing equipment subject to two leases through July 2007 with AMD for approximately $4,561,000 in cash.  These leases were extended on a month-to-month basis. Effective August 1, 2007, these modified leases were reclassified upon the extensions of the leases from direct finance leases to leased equipment at cost.

Our Manager was paid acquisition fees of approximately $329,000 relating to the initial purchase of the assets leased to AMD.

For all three AMD leases, there is a residual interest sharing agreement with a third party broker that is payable when a minimum return on investment was attained. Subject to the original terms, all proceeds received above approximately $633,000 will be shared 35% with the third party.  As of December 31, 2007, approximately $56,000 was distributed to the third party in accordance with the terms of the residual interest sharing agreements.

Impairment of Noritsu QSS 3011 Digital Mini-Labs

During December 2004, we acquired four Noritsu QSS 3011 digital mini-labs subject to leases with Rite Aid Corporation. The leases expired during November 2007 and were extended on a month-to-month renewal basis. The purchase price of this equipment was approximately $399,000 in cash.  Our Manager was paid an acquisition fee of approximately $12,000 relating to this transaction. At December 31, 2006, the Manager determined, based upon an appraisal, to record an impairment loss of approximately $80,000.

Investment in ICON Global Crossing II, LLC

On September 28, 2006, we along with Fund Ten, formed ICON Global Crossing II, LLC (“Global Crossing II”) with original interests of approximately 17% and 83%, respectively. The total capital contributions made to Global Crossing II as of December 31, 2006 were approximately $12,044,000, of which our share was approximately $2,000,000.

On September 28, 2006, Global Crossing II purchased telecommunications equipment for approximately $12,044,000. We collected interim rent until the commencement of the lease term. This equipment is subject to a 48 month lease, with Global Crossing Telecommunications, Inc. (“Global Crossing”) that commenced on November 1, 2006.  We incurred acquisition fees, payable to our Manager, in the amount of $60,000, related to this transaction.

On October 31, 2006, ICON Leasing Fund Eleven, LLC (“Fund Eleven”) made a capital contribution of approximately $1,841,000 to Global Crossing II. The contribution changed our interests in Global Crossing II and the interests of Fund Ten and Fund Eleven at October 31, 2006 to 14.40%, 72.34% and 13.26%, respectively. The additional contribution was used to purchase telecommunications equipment subject to a 48 month lease with Global Crossing that commenced on November 1, 2006.

Lease Extensions and Non-Recourse Debt Refinancing of Two Airbus Aircraft

Effective June 7, 2006, the owner trustee, in connection with the Cathay Pacific Airways Limited (“Cathay”) lease extension, refinanced the non-recourse debt (the “Initial Refinancing”) related to the Cathay aircraft which we own through an investment in ICON Aircraft 128 LLC (“ICON 128”). The Initial Refinancing was entered into because the original non-recourse debt of approximately $44,250,000 was due to be repaid on June 12, 2006. We were required by the lender to pay down approximately $6,754,000 of the balloon payment on the original loan as part of the Initial Refinancing. The principal balance of the Initial Refinancing was approximately $37,495,000, was scheduled to mature on December 1, 2011, required a balloon payment of approximately $11,550,000 and accrued interest at the London Interbank Eurocurrency Market Rate (“LIBOR”) plus 0.80% per year. The Initial Refinancing required monthly payments of approximately $545,000 through May 2010 and approximately $495,000 through December 2011. We incurred approximately $197,000 of costs in connection with the Initial Refinancing. We expensed these costs to interest expense during the third quarter of 2006.

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

We had a commitment with respect to the Cathay aircraft to pay certain maintenance costs, which were paid during 2006.

During February 2002, we and Fund Eight B formed ICON Aircraft 126 LLC (“ICON 126”) for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited (“D.A.L.”), a Cayman Islands registered company that owns, through an owner trust, an Airbus A340-313X aircraft that is on lease to Cathay. ICON 126 completed the transaction during March 2002. The lease was initially scheduled to expire in March 2006, but has been extended until July 1, 2011. We and Fund Eight B each have interests of 50.0% in ICON 126. ICON 126 consolidates the financial position and operations of D.A.L. in its consolidated financial statements.

Effective March 27, 2006, the owner trustee, in connection with the lease extensions, refinanced the non-recourse debt associated with the Cathay aircraft owned by ICON 126.  The refinancing was entered into because the original non-recourse debt of approximately $52,850,000 was due to be repaid on March 27, 2006. ICON 126 established, under the original lease, a reserve account totaling approximately $583,000, which was used to reduce the balloon payment to approximately $52,267,000. The refinanced non-recourse debt initially accrued interest at LIBOR plus 1.165%, and matures on July 1, 2011 and requires a balloon payment of approximately $32,000,000 at maturity. The interest rate of the refinanced debt was fixed at 6.104% under the terms of the debt agreement, effective October 3, 2006.

During 2006, ICON 126 received $182,020 of capital contribution from both of its members, of which $50,000 was for amounts relating to the maintenance reserve account and $132,020 related to costs paid by its members relating to the refinancing of the non-recourse debt.

ICON 126 had a commitment to pay certain maintenance costs, which were incurred on or prior to March 27, 2006. ICON 126 had established a maintenance account, which totaled approximately $1,385,000 at September 30, 2006 (including interest accreted in the amount of approximately $31,000 through December 31, 2006) to pay for its portion of these costs.  This account was funded by free cash from the lease payments in accordance with the terms of the original lease. During September 2006, approximately $1,153,000 was paid for the maintenance costs. The excess cash remaining of approximately $95,000, which includes interest accreted in the amount of approximately $36,000 through December 31, 2007, is being held in the maintenance account and will be used to pay down the principal balance of the related non-recourse debt.

In connection with the original purchase of the aircraft owned by ICON 126, the owner trustee entered into two first priority charge on cash deposit agreements pursuant to which the maintenance account for the Cathay aircraft owned by ICON 126 was cross-collateralized with the maintenance account for the Cathay aircraft owned by ICON Aircraft 123 LLC (“ICON 123”), a wholly owned subsidiary of Fund Eight B.  Under the terms of this agreement, ICON 126 was required to pay, on behalf of ICON 123, any maintenance cost shortfalls incurred by the affiliate. On January 30, 2007, ICON 126 paid approximately $143,000 in maintenance costs from the remaining balance in its maintenance account on behalf of ICON 123.  The maintenance account and related security interest were then terminated.   ICON 126 will be reimbursed by ICON 123 for the maintenance shortfall when the aircraft is sold.

ICON 128 and ICON 126 are parties to a residual sharing agreement with respect to the aircraft. (See Note 13 in “Part II, Item 8. Consolidated Financial Statements and Supplementary Information”).

Lease Extension and Non-Recourse Debt Refinancing of Vessels

Effective December 6, 2005, we extended the term of our bareboat charters with Wilhelmsen through December 22, 2013. The charter extension provides Wilhelmsen with the option to own the three car and truck carrying vessels (“Vessels”) at the expiration of the charter extension for a nominal amount.

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

Simultaneously with the execution of the refinanced non-recourse debt, we entered into three interest rate swap contracts with Fortis Bank NV/SA, New York Branch in the aggregate amount of $51,000,000 in order to fix the variable interest rate on the non-recourse debt and minimize our risk of interest rate fluctuation. The interest rate swap contracts fixed the interest rate at 7.02% per year. On May 22, 2006, we terminated the original three interest rate swap contracts that applied to the original financing of the Vessels. We recognized a gain on settlement of the swaps of approximately $26,000.

Assignment of Sodium Chlorate Production Facility

On March 28, 2005, ICON Cash Flow Partners L.P. Seven (“L.P. Seven”), an entity also managed by our Manager, assigned its entire 50% interest in a lease with EKA Chemicals, Inc. (“EKA”) to us for $745,000.  This assignment was made in order for L.P. Seven to repay its outstanding debt obligation to us pursuant to the contribution agreement that we entered into with some of our affiliates in connection with the line of credit agreement we had with Comerica Bank, which was fully satisfied in 2005.  This amount represented the fair value of L.P. Seven’s interest in EKA on March 28, 2005.  This amount was determined to represent the fair value of the lease with EKA based upon the expected future cash flows from such lease.  At December 31, 2005, we received the full payment of $745,000 from EKA.

Assignment of Rowan Cash Flow

On February 23, 2005, L.P. Seven assigned to us 3.02% of its rights in the profits, losses and cash flows from its limited partnership interest in an entity that owns a 100% interest in a mobile offshore drilling rig subject to a lease with Rowan Companies, Inc.  L.P. Seven assigned the rights to us as repayment of its approximately $755,000 outstanding debt obligation to us pursuant to a contribution agreement that we had with Comerica Bank, which was fully satisfied in 2005. This assignment increased our rights to the profits, losses and cash flows from L.P. Seven’s limited partnership interest which were assigned to us in November 2004, from 2.60%, to 5.62%.  This amount represented L.P. Seven’s proportionate fair value of its rights in the mobile offshore drilling rig at February 23, 2005. The fair value of the mobile offshore drilling rig was determined using an appraisal.

Acquisition of Mitel Networks 3340 Global Branch Office Solution Phone Systems

During December 2004, we acquired a Mitel Networks 3340 Global Branch Office Solution Phone System subject to lease with CompUSA, Inc.  The lease term was set to expire during December 2008. The purchase price was approximately $173,000 in cash. During December 2007, we sold the phone system for total proceeds of approximately $45,000 and recognized a gain on sale of approximately $6,000.

Acquisition of Medical Equipment

During December 2004, we acquired from Varilease Technology Finance Group, Inc. a portfolio of medical equipment consisting of two leases. These leases expire on December 31, 2008. The purchase price was approximately $2,046,000 in cash.  Our Manager waived its acquisition fee relating to this transaction.

Acquisition of Vessel

On July 24, 2007, ICON Samar, LLC (“ICON Samar”) purchased one Aframax 98,640 DWT product tanker - the Samar Spirit – from an affiliate of the Teekay Corporation (“Teekay”). The purchase price for the Samar Spirit was $40,250,000, comprised of (i) the capital contribution to ICON Samar of approximately $16,868,000 and (ii) borrowings of approximately $23,382,000 of long-term debt under a secured loan agreement with Fortis Capital Corp. In addition, ICON Samar paid an arrangement fee to Fortis Capital Corp. of approximately $175,000 and has a payable to our Manager for approximately $54,000 related to legal fees incurred. Simultaneously with the closing of the purchase of the Samar Spirit, a bareboat charter was entered into with Teekay for a term of 48 months. The charter commenced on July 24, 2007 and is scheduled to expire on July 24, 2011. Our Manager waived the acquisition fees in connection with the purchase.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Accounting for Fair Value Measurement” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 14, 2008, the FASB issued FASB Staff Position SFAS No. 157-1, which amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS No. 157.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Our Manager has not yet determined whether SFAS No. 157 will have a material impact on our financial condition, results of operations, or cash flow. However, our Manager believes we will likely be required to provide additional disclosures as part of our future financial statements, beginning with the first quarter of 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115” (“SFAS No. 159”), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Our Manager is currently evaluating the impact of adopting SFAS No. 159 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. Our Manager is currently evaluating the impact of SFAS No. 160 on our consolidated financial statements.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“US GAAP”) requires our Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates. We applied our critical accounting policies and estimation methods consistently in all periods presented.  We consider the following accounting policies to be critical to our business:

•	Lease classification and revenue recognition,
•	Asset impairments,
•	Depreciation,
•	Initial direct costs,
•	Acquisition fees,
•	Foreign currency translation, and
•	Derivative financial instruments

Lease Classification and Revenue Recognition

Each lease with regard to the equipment we lease to third parties will be classified either as a finance or an operating lease, which will be determined based upon the terms of each lease. For a finance lease, the initial direct costs are capitalized and amortized over the term of the lease.  For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated over the estimated useful life of the equipment.

For finance leases, we record, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual value minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight line basis over the lease term.  Billed and uncollected operating lease receivables are included in rents receivable.  Deferred income is the difference between the timing of the cash payments and the income recognized on a straight line basis.

Our Manager has an investment committee that approves each new equipment and financing transaction and lease acquisition.  As part of its process it determines the residual value, if any, to be used once the acquisition has been approved.  The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of the lease and the industry in which the potential lessee operates.

The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly.  The residual value is calculated using information from various external sources, such as trade publications, auction data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.

Asset Impairments

The significant assets in our portfolio are periodically reviewed, no less frequently than annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statement of operations in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender.  Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse debt where the lessee remits its rental payments directly to the lender and we do not recover its residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Manager’s review for impairment includes a consideration of the existence of impairment indicators including third party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Depreciation

We record depreciation expense on equipment classified as an operating lease.  In order to calculate depreciation, we first determine the depreciable equipment cost, which is the cost less the estimated residual value.  The estimated residual value is our estimate of the value of the equipment at lease termination.  Depreciation expense is recorded by applying the straight-line method of depreciation to the depreciable equipment cost over the lease term.

Initial direct costs

We capitalize initial direct costs associated with the origination and funding of lease assets and investment in financing facility in accordance with SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases. Costs related to leases that are not consummated are expensed as an acquisition expense.

Acquisition fees

Pursuant to our LLC Agreement, acquisition fees paid to our Manager are based on 3% of the equipment purchase price. These fees are capitalized and included in the cost of the acquired asset.

Foreign Currency Translation

Assets and liabilities of investments having non-United States dollar functional currencies are translated at year-end rates of exchange. Contributed capital accounts are translated at the historical rate of exchange when the capital was contributed or distributed.  Revenues and expenses are translated at weighted average rates of exchange for the period. Resulting translation adjustments, if material, are recorded as a separate component of accumulated other comprehensive income or loss.

Derivative Financial Instruments

We account for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), which established accounting and reporting standards for derivative instruments.

SFAS No. 133, as amended, requires us to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value or cash flow hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments.

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

Results of Operations for the Years Ended December 31, 2007 (“2007”) and 2006 (“2006”)

We are currently in our operating period and expect to enter our liquidation period on May 1, 2008.  During our operating period, we will continue to look to purchase equipment subject to leases, either with cash or with a combination of cash and financing.  As such, we expect our revenue will fluctuate due to our selling some equipment while purchasing other equipment subject to leases.  We also expect to have gains and losses from the sales of equipment during this time period.  As for our expenses, we anticipate interest expense to decrease as our outstanding debt decreases.  If we enter into an equipment lease where we finance a portion of the purchase price, then interest expense will increase.

Once we enter our liquidation period, we will sell our assets in the ordinary course of business. As we begin to sell our assets, both rental income and finance income will decrease over time as will expenses related to our assets such as depreciation and amortization expense.  Additionally, interest expense should decrease as we reach the expiration of leases that were financed and the debt is repaid to the lender. As leased equipment is sold, we will experience both gains and losses on these sales.

Revenue for 2007 and 2006 are summarized as follows:

	Years Ended December 31,
	2007	2006	Change
Rental income	$13,832,058	$17,863,494	$(4,031,436)
Finance income	6,747,205	6,461,861	285,344
Income (loss) from investments in joint ventures	2,305	(279,072)	281,377
Net gain on sales of equipment	2,291,397	128,181	2,163,216
Interest and other income	587,121	710,689	(123,568)

Total revenue	$23,460,086	$24,885,153	$(1,425,067)

Total revenue for 2007 decreased by $1,425,067, or 5.7%, as compared to 2006. This decrease was primarily due to a decrease in rental income partly offset by an increase in net gain on sales of equipment. On March 14, 2006, we renegotiated our charters with Wilhelmsen, and in connection with the charter extensions, we reclassified the charters from operating leases to direct finance leases. This change in lease classification caused our rental income to decrease by approximately $2,471,000, while increasing our finance income. On March 31, 2007, we sold our aircraft on lease with FedEx, which resulted in a decrease in rental income of approximately $4,308,000. In addition, the lease extension with Cathay during March 2006 included a reduction in the monthly rents receivable and resulted in a total reduction of approximately $1,077,000 for 2007. The total reduction in the rental income of approximately $4,031,000 was partly offset by an increase in rental income during 2007 due to the addition of ICON Samar and the reclassification of the modified leases with AMD from direct finance leases to operating leases. The increase in rental income for both ICON Samar and AMD were approximately $2,722,000 and $936,000, respectively. The increase in net gain on sales of equipment was due to the sale of railcars that were previously on lease to Texas Genco during the second quarter of 2007. The net gain on the sale of the railcars was approximately $3,074,000, which was partly offset by the net loss on sale of the aircraft that was previously on lease to FedEx of approximately $640,000.

Expenses for 2007 and 2006 are summarized as follows:

	Years Ended December 31,
	2007	2006	Change
Management fees - Manager	$1,780,581	$2,114,283	$(333,702)
Administrative expense reimbursements - Manager	677,965	596,881	81,084
General and administrative	751,566	607,142	144,424
Interest	6,657,968	6,897,802	(239,834)
Depreciation and amortization	5,628,072	10,579,026	(4,950,954)
Impairment loss	10,000	3,005,403	(2,995,403)
Maintenance expense	-	1,317,361	(1,317,361)

Total expenses	$15,506,152	$25,117,898	$(9,611,746)

Total expenses for 2007 decreased by $9,611,746, or 38.3%, as compared to 2006. This decrease was primarily the result of the decrease in depreciation and amortization, impairment loss and maintenance expense. The decrease in depreciation and amortization expense was due to the change in the lease classification of our charters with Wilhelmsen on March 14, 2006, that resulted in a total decrease of approximately $1,800,000, the extension of our lease with Cathay for ICON 128 that resulted in a reduction of approximately $1,863,000, and the sales of the aircraft and railcars that were previously on lease to FedEx and Texas Genco, that resulted in a total reduction of approximately $1,958,000 and $448,000, respectively. The total decrease in depreciation and amortization expense was partly offset by the increase due to the addition of the Samar charter in July 2007, which resulted in approximately $1,162,000 of additional expense for the year. The impairment loss in 2006 was due to the loss recognized on the sale of the co-generation facility. The decrease in maintenance expense was due to a one time charge for maintenance costs for ICON 128 of $1,371,361 in 2006.

Minority Interest

Minority interest expense for 2007 decreased by $421,242, or 96.8%, as compared to 2006. The decrease in minority interest expense was due to the sale of the aircraft previously on lease to FedEx by Aircraft 46835 on March 30, 2007.

Net Income (Loss)

As a result of the foregoing factors, net income for 2007 was $7,940,018 as compared to a net loss of $(667,903) for 2006. The net income per weighted average number of additional members’ shares outstanding for 2007 was $80.17 as compared to net loss per weighted average number of additional members’ shares outstanding for 2006, which was $(6.74).

Results of Operations for the Years Ended December 31, 2006 (“2006”) and 2005 (“2005”)

Revenue for 2006 and 2005 are summarized as follows:

	Years Ended December 31,
	2006	2005	Change
Rental income	$17,863,494	$28,934,363	$(11,070,869)
Finance income	6,461,861	1,318,855	5,143,006
(Loss) income from investments in joint ventures	(279,072)	345,661	(624,733)
Net gain (loss) on sales of equipment	128,181	(301,052)	429,233
Interest and other income	710,689	51,640	659,049

Total revenue	$24,885,153	$30,349,467	$(5,464,314)

Total revenue for 2006 decreased by $5,464,314, or 18.0%, as compared to 2005. This decrease was due to a decrease in rental income and a loss from investments in joint ventures during 2006. On March 14, 2006, we renegotiated our charters with Wilhelmsen, and, in connection with the charter extensions, we reclassified the charters from operating leases to direct finance leases. This change in lease classification caused our rental income to decrease while increasing our finance income. The loss from our investments in joint ventures was primarily due to the lease extension completed with Cathay during March 2006, which reduced the rental income of our joint venture, ICON 126, whose sole asset is an Airbus A340-313X aircraft.  The increase in interest and other income was primarily due to the foreign exchange gain recognized on our sales of investments in unguaranteed residual values during 2006, interest on the cash received with regard to the Wilhelmsen refinancing discussed above and to cash received for the sales of equipment in 2006.

Expenses for 2006 and 2005 are summarized as follows:

	Years Ended December 31,
	2006	2005	Change
Management fees - Manager	$2,114,283	$2,131,445	$(17,162)
Administrative expense reimbursements - Manager	596,881	647,534	(50,653)
General and administrative	607,142	596,519	10,623
Interest	6,897,802	5,653,467	1,244,335
Depreciation and amortization	10,579,026	21,328,939	(10,749,913)
Impairment loss	3,005,403	3,182,485	(177,082)
Maintenance expense	1,317,361	-	1,317,361

Total expenses	$25,117,898	$33,540,389	$(8,422,491)

Total expenses for 2006 decreased by $8,422,491, or 25.1%, as compared to 2005. This decrease was primarily the result of the decrease in depreciation and amortization expense resulting from the change in the lease classification of our charters with Wilhelmsen discussed above, and to a lesser extent the decrease in depreciation on FedEx discussed in conjunction with minority interest below. The increase in interest expense was related to our net increase in non-recourse debt, during 2006 of approximately 21,855,000.  Additionally, the interest rate on our refinanced debt related to Wilhelmsen increased from 4.67% to 7.02% per year.  The increase in maintenance expense was due to maintenance costs not incurred in 2005.

Minority Interest

Minority interest expense for 2006 increased by $848,952, or 205.2%, as compared to 2005. The increase in minority interest expense was due to the increase in net income on our consolidating interest in Aircraft 46835 resulting from the impairment loss charge at December 31, 2005, which decreased 2006 depreciation expense.

Net Loss

As a result of the foregoing factors, net loss for 2006 and 2005 was $667,903 and $2,777,128, respectively.  The net loss per weighted average number of additional members’ shares outstanding for 2006 and 2005 was $6.74 and $27.99, respectively.

Financial Condition

This section discusses the major balance sheet variances from 2007 compared to 2006.

Total Assets

     Total assets increased $2,382,509 from $137,187,658 in 2006 to $139,570,167 in 2007. The increase was primarily due to the addition of the Samar Spirit on bareboat charter with Teekay during 2007, which was partly offset by the sales of the aircraft and the railcars previously on lease to FedEx and Texas Genco, respectively.

Current Assets

Current assets decreased by $16,747,618 from $28,435,971 in 2006 to $11,688,353 in 2007.  The decrease was primarily due to the decrease in cash and cash equivalents. We paid approximately $16,922,000 to acquire Samar in 2007. This was partly offset by approximately $3,430,000 of proceeds received from the sale of Texas Genco. In addition, the reclassification of one Wildwood lease and all three AMD leases from finance leases to operating leases, due to lease modifications during 2007, contributed to the total decrease in current assets.

Total Liabilities

     Total liabilities increased $5,431,477 from $94,229,225 in 2006 to $99,660,702 in 2007. The increase was primarily due to additional long-term debt borrowings to finance the acquisition of the asset on bareboat charter with Teekay during 2007.

Current Liabilities

Current liabilities increased $2,629,445 from $19,025,333 in 2006 to $21,654,778 in 2007. The increase was primarily due to the increase in the value of the interest rate swap contracts we have for the Wilhelmsen and Teekay bareboat charters. The bareboat charter with Teekay is leveraged and newly acquired in 2007, which also contributed to the increase in current liabilities.

Total Members’ Equity

Total members’ equity decreased $2,423,884 from $42,333,349 in 2006 to $39,909,465 in 2007. The decrease was due to cash distributions to the members, partially offset by net income and the larger accumulated other comprehensive loss for the interest rate swap recorded during 2007.

Liquidity and Capital Resources

 Sources and Uses of Cash

At December 31, 2007 and 2006, we had cash and cash equivalents of $5,571,481 and $19,730,600, respectively. During our offering period, our main source of cash was from financing activities and during our operating period, our main source of cash was from investing activities, which we expect to continue during the liquidation period. During our offering period, our main use of cash was from investing activities and during our operating period our main use of cash was from financing activities, which we anticipate will continue during the liquidation period.

Operating Activities

Sources of Cash

Sources of cash from operating activities increased $1,874,968 from $2,966,397 in 2006 to $1,091,429 in 2007. The decrease was primarily due to the collection of non-financed receivables from finance leases of approximately $2,499,000 and $3,965,000 for 2007 and 2006, respectively. The decrease was due to a reduction in AMD and Wildwood of approximately $1,360,000 and $328,000, respectively, in accordance to the reclassifications of the leases from finance to operating leases during 2007. The decrease was partly offset by an increase in Wilhelmsen due to the reclassification of the lease from operating to finance lease.

Our main source of cash from operating activities in 2006 was primarily from the collection of non-financed receivables from direct finance leases of approximately $3,965,000, which were received from our finance leases with Wildwood of approximately $902,000, Metaldyne of approximately $87,000, and AMD of approximately $2,928,000. During March 2006, the equipment on lease to Metaldyne was sold. Our main source of cash from operating activities in 2005 was primarily from the collection of non-financed receivables from direct finance leases of approximately $5,186,000, which were received from our finance leases with Wildwood of approximately $932,000, Metaldyne of approximately $417,000, and with AMD of $3,089,000. Additionally, we received approximately $745,000 from EKA Chemicals, Inc.

Investing Activities

Sources of Cash

Sources of cash increased $1,943,739 from $8,677,307 in 2006 to $10,621,046 in 2007. The increase was primarily due to the proceeds from the sales of equipment and distributions received from our joint ventures. Proceeds from the sales of equipment for 2007 were $9,356,762, which consisted primarily of the proceeds received from the sale of the aircraft for Aircraft 46835 of approximately $3,621,000, the  sale of railcars for Texas Genco of approximately $4,960,000 and the amount received through our investment in unguaranteed residual values of approximately $710,000. During 2006, our proceeds from the sales of equipment were $7,864,799, which consisted of the proceeds received from the sale of the Kenilworth facility for approximately $4,800,000, the sale of the manufacturing equipment from Metaldyne for approximately $1,931,000 and the sale of the investment in unguaranteed residual values. Distributions received from our joint ventures of $1,264,284 for 2007 consisted primarily of distributions from Global Crossing II of approximately $406,000, approximately $548,000 from Aircraft 47820, approximately $290,000 from GeicJV and approximately $21,000 from ICON SPK. Distributions received from our joint ventures in 2006 were $812,508, of which we received approximately $471,000 from ICON GeicJV, approximately $237,000 from ICON SPK and approximately $105,000 from Global Crossing II.

Our sources of cash from investing activities in 2006 consisted of proceeds from the sales of equipment of approximately $7,865,000, which consisted of the proceeds received from the sale of the Kenilworth facility for approximately $4,800,000, the sale of manufacturing equipment from Metaldyne for approximately $1,931,000, the sale of the investment in unguaranteed residual values, and to distributions received from our joint ventures of approximately $813,000, of which we received approximately $105,000 from Global Crossing II, approximately $471,000 from ICON GeicJV, and approximately $237,000 from ICON SPK. Our sources of cash from investing activities in 2005 consisted of proceeds from the sales of equipment of approximately $801,000, which consisted of the proceeds we received from the sales of our investment in unguaranteed residual values, and distributions received from joint ventures of approximately $657,000, of which we received approximately $360,000 from ICON GeicJV and approximately $298,000 from ICON SPK.

Uses of Cash

Use of cash increased $14,788,072 from $2,091,010 in 2006 to $16,879,082 in 2007. The increase was primarily for purchases of equipment and investments in joint ventures. Our use of cash in 2007 was in connection with our acquisition of Samar on bareboat charter with Teekay for $16,867,667.

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

Financing Activities

Sources of Cash

We had no sources of cash in 2007. Our sources of cash in 2006 consisted of proceeds from non-recourse borrowings of approximately $28,723,000, from our refinancing of our Wilhelmsen charters and Cathay leases proceeds from our recourse borrowings of $875,000 and one-time proceeds from the termination of our interest rate swap contracts relating to our Wilhelmsen charters of $705,000. We do not anticipate future proceeds from non-recourse borrowings. Our source of cash from financing activities in 2005 was from proceeds we received from our recourse debt in the amount of $4,535,000.

Uses of Cash

Uses of cash decreased $13,415,198 from $22,407,710 in 2006 to $8,992,512 in 2007. The decrease was primarily due to the repayment of non-recourse borrowings, the repayment of recourse borrowings and financing costs paid. We repaid our non-recourse borrowings of $6,867,630 in 2006. The decrease in the repayment was due to our sale of the Aircraft and engines and the railcars, whose debt was fully paid off upon the sales. In 2006 we repaid recourse borrowings of $5,410,000 and paid approximately $1,200,000 relating to costs incurred for various non-recourse debt refinancings.

Our uses of cash from financing activities in 2006 were cash distributions paid to our members of approximately $8,920,000, the repayment of non-recourse borrowings of approximately $6,868,000, repayment of recourse borrowings of $5,410,000, and approximately $1,200,000 relating to costs incurred for various non-recourse debt refinancings.  Our uses of cash from financing activities in 2005 were primarily cash distributions to our members of approximately $8,929,000 and the redemption of additional member shares of approximately $161,000.

Financings and Borrowings

Non-Recourse Long-Term Debt

On May 18, 2006, we refinanced the non-recourse debt related to the Vessels and borrowed an additional amount of approximately $22,043,000. The principal amount of refinanced non-recourse debt of $51,000,000 matures on December 22, 2013 and accrues interest at LIBOR plus 1.50% per year. The refinanced non-recourse debt requires quarterly payments ranging from $450,000 to $800,000. The lender has a security interest in the Vessels and an assignment of the rental payments under the charter. We paid approximately $630,000 in costs associated with the non-recourse debt refinancing. We expensed approximately $417,000 of loan origination costs associated with the original non-recourse debt to interest expense.

On July 24, 2007, we, through our wholly-owned subsidiary, ICON Samar, borrowed approximately $23,382,000 in connection with a bareboat charter with Teekay. The long-term debt matures on July 25, 2011 and accrues interest at LIBOR plus 1.00% per year.  The long-term debt requires monthly payments ranging from $480,000 to $530,000. The lender has a security interest in the vessel and an assignment of the rental payments under the bareboat charter. We paid approximately $175,000 in costs associated with the debt, which was capitalized as deferred financing costs.

Simultaneously with the execution of the refinanced non-recourse debt, we entered into three interest rate swap contracts with Fortis Bank NV/SA, New York Branch in the aggregate amount of $51,000,000 in order to fix the variable interest rate on the non-recourse debt and minimize our risk of interest rate fluctuation. The interest rate swap contracts fixed the interest rate at 7.02% per year. On May 22, 2006, we terminated the original three interest rate swap contracts that applied to the original financing of the Vessels. We recognized a gain on settlement of the swaps of approximately $26,000.

Effective June 7, 2006, the owner trustee, in connection with the Cathay lease extension, refinanced the non-recourse debt related to ICON 128 (the “Initial Refinancing”). The Initial Refinancing was entered into because the original non-recourse debt of approximately $44,250,000 was due to be repaid on June 12, 2006.  We were required by the lender to pay down approximately $6,754,000 of the balloon payment as part of the Initial Refinancing. The principal balance of the Initial Refinancing was approximately $37,495,000, was scheduled to mature on December 1, 2011, required a balloon payment on the original loan of approximately $11,550,000 and accrued interest at LIBOR plus 0.80% per year. The Initial Refinancing required monthly payments of approximately $545,000 through May 2010 and approximately $495,000 through December 2011. We incurred approximately $197,000 of costs in connection with the Initial Refinancing. We expensed these costs to interest expense during the third quarter of 2006.

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

As of December 31, 2007 and 2006, we had deferred financing costs of $665,443 and $563,306, respectively. For the year ended December 31, 2007 and 2006 we recognized amortization expense of $73,231 and $44,354, respectively.

Revolving Line of Credit, Recourse

On August 31, 2005, we, together with certain of our affiliates (entities sponsored and organized by our Manager), Fund Eight B, Fund Ten and Fund Eleven (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Loan Agreement"), with California Bank & Trust (the “Lender”). The Loan Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Loan Agreement prohibits any Borrower from declaring or paying any distribution to investors if such a payment would cause such Borrower to become non-compliant with the financial covenants in the Loan Agreement. The Borrowers are obligated to pay a quarterly commitment fee of 0.5% on unused commitments under the Facility.

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

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Loan Agreement. The Loan Modification extended the Facility from August 31, 2007 to September 30, 2008 and lowered (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility to the rate at which United States dollar deposits can be acquired by LIBOR plus 2.75% per year to LIBOR plus 2.5% per year. In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer have to maintain a cash reserve. The interest rate at December 31, 2007 was 7.25%.

At December 31, 2006, there was $3,125,000 outstanding under the Facility, which represented the entire amount outstanding for all Borrowers. We had no borrowings outstanding under the Facility as of such date.

On June 20, 2007, the Loan Agreement, the Contribution Agreement and the Loan Modification were modified to admit ICON Leasing Fund Twelve, LLC  (“Fund Twelve”) as a permitted borrower.

The Borrowers were in compliance with the covenants at December 31, 2007. The Borrowers were also in compliance with the Contribution Agreement at December 31, 2007 and no amounts were due to or payable by us under the Contribution Agreement.

Aggregate borrowings by all Borrowers under the Facility amounted to $6,255,000 at December 31, 2007. We had no borrowings outstanding under the Facility as of such date. The balance of $6,255,000 relates to borrowings of $1,255,000 by Fund Eight B and $5,000,000 by Fund Ten. Subsequent to December 31, 2007, Fund Ten made repayments on various dates totaling $5,000,000.

Our Manager believes that with the cash we currently have available, the cash being generated from our leases and the proceeds from equipment and asset sales, we have sufficient cash to continue our operations into the foreseeable future. We have the ability to borrow funds under the Facility, if necessary. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessees’ businesses that are beyond our control.  See “Part I, Item 1A.  Risk Factors.”

Distributions

We, at our Manager’s discretion, paid monthly distributions to each of our members beginning the first month after each such member was admitted through the termination of our operating period, which is expected to be April 30, 2008. We paid distributions to additional members for the years ended December 31, 2007, 2006 and 2005 in the amount of $8,825,274, $8,831,229 and $8,840,105, respectively. We paid distributions to our Manager for the year ended December 31, 2007, 2006 and 2005 in the amount of $89,144, $89,204 and $89,294, respectively.

Contractual Obligations and Commitments

At December 31, 2007, we had non-recourse debt obligations. The lenders have security interests in equipment relating to each non-recourse debt instrument and an assignment of the rental payments under the leases associated with the equipment.  If the lessee were to default on the lease, the equipment would be returned to the lender in order to satisfy the non-recourse debt.  At December 31, 2007, our outstanding non-recourse indebtedness was $96,122,281. We are a party to the Facility, as discussed in the financing and borrowings section above, although we had no borrowings under the Facility at December 31, 2007.

Principal maturities of our non-recourse debt and related interest consisted of the following at December 31, 2007:

	Payments Due by Period
		Less Than 1	1 - 3	3 - 5	More Than 5
	Total	Year	Years	Years	Years
Non-recourse debt	$96,122,280	$18,116,356	$30,831,737	$41,774,187	$5,400,000
Non-recourse interest	18,947,096	6,245,386	8,988,356	3,441,857	271,497

	$115,069,376	$24,361,742	$39,820,093	$45,216,044	$5,671,497

We have refinanced and extended our commitments with regard to our Wilhelmsen charters and our 100% owned Cathay aircraft lease. On May 18, 2006, we extended the maturity of the loan related to the Vessels to December 22, 2013, from the original maturity of September 22, 2008. The quarterly payments range from $450,000 to $800,000. Simultaneously with the refinancing, we entered into three interest rate swap contracts to convert the variable interest rate debt to a fixed rate of 7.02% per year.

On June 7, 2006, we refinanced the non-recourse debt related to our Cathay aircraft which we own, which extended the maturity of the debt to December 1, 2011 from the original maturity of July 1, 2006. The monthly payments were approximately $545,000 through May 2010 and approximately $495,000 through December 2011 and required a balloon payment of $11,550,000. On August 1, 2006, we were able to negotiate more favorable terms with a new lender and refinanced the earlier financing.  The existing non-recourse debt matures on December 1, 2011.  It requires monthly payments of approximately $545,000 through May 2010 and approximately $495,000 through December 1, 2011 and a balloon payment of approximately $22,750,000.  Interest accrues on the debt at 6.85% per year.

We had a commitment with respect to our Cathay aircraft to pay certain maintenance costs, which were paid during 2006.

We entered into residual sharing agreements with various third parties.  In connection with these agreements, residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas.

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

If interest rates increase significantly, the lease rates that we can obtain on future leases may be expected to increase as the cost of capital is a significant factor in the pricing of lease financing.  Leases already in place would generally not be affected by changes in interest rates.

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

To hedge our variable interest rate risk, we may enter into interest rate swap contracts that will effectively convert the underlying floating interest rates to a fixed interest rate. In general, these swap agreements will reduce our interest rate risk associated with variable interest rate borrowings.  However, we will be exposed to and manage credit risk associated with our counterparties to our swap agreement by dealing only with institutions our Manager considers financially sound.

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

On July 24, 2007, we, through our wholly-owned subsidiary, ICON Samar, borrowed approximately $23,382,000 in connection with a bareboat charter with Teekay. The long-term debt matures on July 25, 2011 and accrues interest at LIBOR plus 1.00% per year.  Simultaneously with the borrowing, we entered into an interest rate swap contract with Fortis Bank NV/SA, New York Branch in order to fix the debt interest rate at 6.35% per year.

We manage our exposure to equipment and residual risk by monitoring the markets our leased equipment are in and maximizing remarketing proceeds through the re-lease or sale of equipment.

Item 8. Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ICON Income Fund Nine, LLC

We have audited the accompanying consolidated balance sheet of ICON Income Fund Nine, LLC and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, changes in members’ equity, and cash flows for the year ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Income Fund Nine, LLC and subsidiaries at December 31, 2007, and the consolidated results of their operations and their cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP

April 12, 2008
New York, New York

The Members
ICON Income Fund Nine, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of ICON Income Fund Nine, LLC. (a Delaware limited liability company) and subsidiaries as of December 31, 2006 and the related consolidated statements of operations, changes in members’ equity, and cash flows for the years ended December 31, 2006 and 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Income Fund Nine, LLC and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hays & Company LLP

April 2, 2007
New York, New York

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets

	December 31,
	2007	2006
Current assets
Cash and cash equivalents	$5,571,481	$19,730,600
Current portion of net investments in finance leases	6,116,872	7,351,394
Other current assets	-	1,353,977

Total current assets	11,688,353	28,435,971

Non-current assets
Net investments in finance leases, less current portion	28,572,690	36,078,114
Leased equipment at cost, (less accumulated depreciation of $8,305,473 and $42,657,483, respectively)	90,457,467	61,448,994
Investments in joint ventures	4,966,239	6,472,600
Investments in unguaranteed residual values	1,312,364	2,147,793
Other non-current assets, net	2,573,054	2,604,186

Total non-current assets	127,881,814	108,751,687

Total Assets	$139,570,167	$137,187,658

Liabilities and Members' Equity

Current liabilities
Current portion of non-recourse long-term debt	$18,116,357	$17,276,756
Interest rate swap contracts	2,016,033	639,304
Deferred rental income	997,116	-
Due to Manager and affiliates	87,475	193,480
Accrued expenses and other liabilities	437,797	915,793

Total current liabilities	21,654,778	19,025,333

Non-current liabilities
Non-recourse long-term debt, net of current portion	78,005,924	75,203,892

Total Liabilities	99,660,702	94,229,225

Minority Interest	-	625,084

Commitments and contingencies (Note 13)

Members' Equity
Manager	(441,708)	(431,964)
Additional Members	42,361,867	43,404,617
Accumulated other comprehensive loss	(2,010,694)	(639,304)

Total Members' Equity	39,909,465	42,333,349

Total Liabilities and Members' Equity	$139,570,167	$137,187,658

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations

	Years Ended December 31,
	2007	2006	2005
Revenue:
Rental income	$13,832,058	$17,863,494	$28,934,363
Finance income	6,747,205	6,461,861	1,318,855
Income (loss) from investments in joint ventures	2,305	(279,072)	345,661
Net gain (loss) on sales of equipment	2,291,397	128,181	(301,052)
Interest and other income	587,121	710,689	51,640

Total revenue	23,460,086	24,885,153	30,349,467

Expenses:
Management fees - Manager	1,780,581	2,114,283	2,131,445
Administrative expense reimbursements - Manager	677,965	596,881	647,534
General and administrative	751,566	607,142	596,519
Interest	6,657,968	6,897,802	5,653,467
Depreciation and amortization	5,628,072	10,579,026	21,328,939
Impairment loss	10,000	3,005,403	3,182,485
Maintenance expense	-	1,317,361	-

Total expenses	15,506,152	25,117,898	33,540,389

Income (loss) before Minority Interest	7,953,934	(232,745)	(3,190,922)

Minority interest	(13,916)	(435,158)	413,794

Net income (loss)	$7,940,018	$(667,903)	$(2,777,128)

Net income (loss) allocable to:
Additional Members	$7,860,618	$(661,224)	$(2,749,357)
Manager	79,400	(6,679)	(27,771)

	$7,940,018	$(667,903)	$(2,777,128)

Weighted average number of additional
member shares outstanding	98,052	98,123	98,215

Net income (loss) per weighted average
additional member share	$80.17	$(6.74)	$(27.99)

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Members' Equity

				Accumulated
	Additional Member	Additional		Other Comprehensive	Total Members'
	Shares	Members	Manager	Loss	Equity
Balance, January 1, 2005	98,348	$64,674,819	$(219,016)	$-	$64,455,803

Net loss	-	(2,749,357)	(27,771)	-	(2,777,128)
Foreign currency translation adjustment	-	-	-	(45,185)	(45,185)
Comprehensive (loss)					(2,822,313)
Additional members' shares redeemed	(204)	(160,838)	-	-	(160,838)
Cash distributions to members	-	(8,840,105)	(89,294)	-	(8,929,399)

Balance, December 31, 2005	98,144	52,924,519	(336,081)	(45,185)	52,543,253

Net loss	-	(661,224)	(6,679)	-	(667,903)
Foreign currency translation adjustment	-	-	-	45,185	45,185
Change in valuation of interest rate
swap contracts	-	-	-	(639,304)	(639,304)
Comprehensive (loss)					(1,262,022)
Additional members' shares redeemed	(42)	(27,449)			(27,449)
Cash distributions to members	-	(8,831,229)	(89,204)	-	(8,920,433)

Balance, December 31, 2006	98,102	43,404,617	(431,964)	(639,304)	42,333,349

Net income	-	7,860,618	79,400	-	7,940,018
Change in valuation of interest rate
swap contracts	-	-	-	(1,371,390)	(1,371,390)
Comprehensive income					6,568,628
Additional members' shares redeemed	(147)	(78,094)	-	-	(78,094)
Cash distributions to members	-	(8,825,274)	(89,144)	-	(8,914,418)

Balance, December 31, 2007	97,955	$42,361,867	$(441,708)	$(2,010,694)	$39,909,465

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income (loss)	$7,940,018	$(667,903)	$(2,777,128)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(11,756,059)	(13,470,826)	(26,690,121)
Finance income	(6,747,205)	(6,461,861)	(1,318,854)
(Income) loss from investments in joint ventures	(2,305)	279,072	(345,662)
Net (gain) loss on sale of equipment	(2,291,397)	(128,181)	301,052
Net gain on sale of interest rate swap contracts	-	(25,656)	-
Depreciation and amortization	5,628,072	10,579,026	21,328,939
Interest expense on non-recourse financing paid directly
to lenders by lessees	6,500,557	5,850,979	5,918,949
Change in fair value of interest rate swap contracts	5,336	41,114	(451,962)
Impairment loss	10,000	3,005,403	3,182,485
Minority interest	13,916	435,158	(413,794)
Changes in operating assets and liabilities:
Collection of principal - non-financed receivables	2,498,952	3,965,426	5,185,643
Other assets, net	(1,385,109)	697,010	(258,520)
Deferred rental income	997,116	(1,613,143)	44,119
Due to/from Manager and affiliates	(106,005)	133,567	208,151
Accrued expenses and other liabilities	(477,995)	347,212	199,218
Distributions to / from joint ventures and minority interest	263,537	-	-

Net cash provided by operating activities	1,091,429	2,966,397	4,112,515

Cash flows from investing activities:
Proceeds from sales of equipment and unguaranteed residual values	9,356,762	7,864,799	800,845
Investments in operating leases and direct finance leases	-	-	(574,727)
Purchase of equipment	(16,867,667)	-	-
Investments in joint ventures	(11,415)	(2,091,010)	-
Loans and advances to affiliate	-	-	(1,500,000)
Distributions received from joint ventures	1,264,284	812,508	657,446

Net cash (used in) provided by investing activities	(6,258,036)	6,586,297	(616,436)

Cash flows from financing activities:
Cash distributions to members	(8,914,418)	(8,920,433)	(8,929,399)
Proceeds from long-term debt	-	28,722,634	-
Financing costs	-	(1,182,198)	(107,628)
Repayment of long-term debt	-	(6,867,630)	-
Proceeds from revolving line of credit	-	875,000	4,535,000
Repayment of revolving line of credit	-	(5,410,000)	-
Proceeds from sale of interest rate swap contracts	-	705,000	-
Cash paid for additional members' shares redeemed	(78,094)	(27,449)	(160,838)

Net cash (used in) provided by financing activities	(8,992,512)	7,894,924	(4,662,865)

Effects of exchange rates on cash and cash equivalents	-	45,185	(45,185)

Net (decrease) increase in cash and cash equivalents	(14,159,119)	17,492,803	(1,211,971)

Cash and cash equivalents, beginning of the year	19,730,600	2,237,797	3,449,768

Cash and cash equivalents, end of the year	$5,571,481	$19,730,600	$2,237,797

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$164,267	$159,800

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long-term debt
paid directly to lenders by lessees	$22,243,188	$28,473,277	$29,655,779
Borrowings assumed on acquisition of leased equipment	$23,382,333	$-	$-
Reclassification of net assets from investments in leased equipment
to investments in finance leases	$-	$45,399,576	$-
Reclassification of net assets from investments in finance leases
to leased equipment	$848,166	$-	$-
Other assets acquired from affiliate in exchange
for amounts owed	$-	$-	$755,000
Interest in finance lease acquired from affiliate in
exchange for amounts owed	$-	$-	$745,000
Sale proceeds paid directly to minority interest holder from lessee	$639,000	$-	$-

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(1)	Organization

ICON Income Fund Nine, LLC (the “LLC”) was formed on July 11, 2001 as a Delaware limited liability company. The LLC is engaged in one business segment, the business of purchasing equipment and leasing it to third party end users, providing equipment and other financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. The LLC will continue until December 31, 2020, unless terminated sooner.

The LLC’s principal investment objective is to obtain the maximum economic return from its investments for the benefit of its members. To achieve this objective, the LLC: (i) acquires a diversified portfolio of leases and financing transactions; (ii) makes monthly cash distributions, at the Manager’s discretion, to its members commencing with each member's admission to the LLC, continuing through the operating period, which period the LLC expects will end on April 30, 2008; (iii) re-invests substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the operating period; and (iv) will dispose of its investments and distribute the excess cash from sales of such investments to its members after the end of the operating period, which is the liquidation period.

The manager of the LLC is ICON Capital Corp. (the “Manager”), which was originally a Connecticut corporation.  Effective June 1, 2007, the Manager was re-incorporated as a Delaware corporation. The Manager manages and controls the business affairs of the LLC, including, but not limited to, the equipment leases and financing transactions that the LLC enters into pursuant to the terms of the limited liability company agreement (the “LLC Agreement”).  Additionally, the Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC.

The initial capitalization of the LLC was $1,000 contributed by the Manager.  The LLC offered membership interests with the intention of raising up to $100,000,000 of capital from additional members.  The LLC commenced business operations on its initial closing date, December 18, 2001, when it sold 1,250 membership interests, representing $1,249,910 of capital contributions. Between December 19, 2001 and April 30, 2003, the final closing date, the LLC admitted additional members owning 98,416 membership interests, representing $98,403,564 of capital contributions and bringing the total membership interests to 99,666 representing $99,653,474 of capital contributions.  Through December 31, 2007, the LLC redeemed 1,711 additional membership interests, leaving 97,955 additional member shares outstanding as of such date.

The LLC invested most of the net proceeds from its offering in equipment subject to leases, equipment financing transactions and residual ownership rights in leased equipment. After the net offering proceeds were invested, additional investments were and are continuing to be made with the cash generated from the LLC’s initial investments to the extent that cash is not needed for expenses, reserves and distributions to members. The investment in additional equipment in this manner is called "reinvestment." The LLC currently anticipates purchasing equipment from time to time until approximately April 30, 2008. After the operating period, the LLC will then sell its assets in the ordinary course of business during a time frame called the "liquidation period."

Members’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the members and 1% to the Manager until each additional member has (a) received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital contribution account to zero and (b) received, in addition, other distributions and allocations which would provide an 8% per year cumulative return on their outstanding adjusted capital contribution account.  After such time, distributions will be allocated 90% to the additional members and 10% to the Manager.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the LLC have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).

The consolidated financial statements include the accounts of the LLC and all subsidiaries and other controlled entities. All intercompany accounts and transactions have been eliminated in consolidation.

The LLC accounts for its noncontrolling interests in joint ventures where the LLC has influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting. In such cases, the LLC's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions.  The LLC accounts for investments in joint ventures where the LLC has virtually no influence over financial and operational matters using the cost method of accounting.  In such cases, the LLC's original investments are recorded at cost and any distributions received are recorded as revenue.  All of the LLC's investments in joint ventures are subject to its impairment review policies.

In joint ventures where the LLC’s interest is majority owned, the financial condition and results of operations of the joint venture are consolidated.  Minority interest represents the minority owner’s proportionate share of its equity in the joint venture. The minority interest is adjusted for the minority owner’s share of the earnings, losses and distributions of the joint venture.

Cash and cash equivalents

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.

The LLC's cash and cash equivalents are held principally at two financial institutions and at times may exceed insured limits. The LLC has placed these funds in high quality institutions in order to minimize risk relating to exceeding insured limits.

Risks and Uncertainties

In the normal course of business, the LLC is exposed to two significant types of economic risk: credit and market.  Credit risk is the risk of a lessee’s inability or unwillingness to make contractually required payments.  Concentrations of credit risk with respect to lessees are dispersed across different industry segments within the United States of America and throughout the world.  Although the LLC does not currently foresee a concentrated credit risk associated with these customers, lease payments are dependent upon the financial stability of the industry segments in which they operate.  See Note 12 for concentration of risk.

Market risk reflects the change in the value of debt instruments and credit facilities due to a change in interest rate spreads or other market factors.  The LLC believes that the carrying value of its investments are reasonable taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(2)	Summary of Significant Accounting Policies - continued

Debt Financing Costs

Expenses associated with the issuance of long-term debt are capitalized and amortized over the term of the debt instrument using the effective interest rate method.  These costs are included in other non-current assets.

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation.  Leased equipment is depreciated on a straight line basis over the lease term which range from 4 to 5 years to the asset’s residual value.

The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly.  The residual value is calculated using information from various external sources, such as trade publications, auction data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.

Asset Impairments

The significant assets in the LLC’s portfolio are periodically reviewed, no less frequently than annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, the LLC will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value, and it will be recorded in the consolidated statement of operations in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender.  Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse debt where the lessee remits its rental payments directly to the lender and the LLC does not recover its residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. The Manager’s review for impairment includes a consideration of the existence of impairment indicators including third party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(2)	Summary of Significant Accounting Policies - continued

Equipment Held for Sale

Equipment held for sale is recorded at the lower of cost or estimated fair value, less anticipated costs to sell and consists of equipment previously leased to end users which has been returned to the LLC following lease expiration.

Equipment held for sale is not depreciated and related deferred costs are not amortized. Subsequent changes to the asset’s fair value, either increases or decreases, are recorded as adjustments to the carrying value of the equipment; however, any such adjustment would not exceed the original carrying value of the equipment held for sale.

Unguaranteed Residual Values

The LLC carries its investments in estimated unguaranteed residual values at cost. The net book value is equal to or less than fair value at each reporting period and is subject to the LLC's policy relating to impairment review.

Revenue Recognition

The LLC leases equipment to third parties and each such lease may be classified as either a finance lease or an operating lease, which is based upon the terms of each lease.  Initial direct costs are capitalized and amortized over the term of the related lease for a finance lease.  For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated.

For finance leases, the LLC records, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment upon lease termination, the initial direct costs related to the lease and the related unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual value, minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight line basis over the lease term.  Billed and uncollected operating lease receivables are included in accounts receivable.  Accounts receivable are stated at their estimated net realizable value.  Deferred income is the difference between the timing of the cash payments and the income recognized on a straight line basis.

The Manager has an investment committee that approves each new equipment and financing transaction and lease acquisition.  As part of its process it determines the residual value, if any, to be used once the acquisition has been approved.  The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of the lease and the industry in which the potential lessee operates.  Residual values are reviewed for impairment in accordance with the LLC’s policy relating to impairment review.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(2)	Summary of Significant Accounting Policies - continued

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the LLC estimates the uncollectibility of receivables by analyzing lessee concentrations, creditworthiness and current economic trends. The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely.  No allowance was deemed necessary at December 31, 2007 and 2006.

Initial direct costs

The LLC capitalizes initial direct costs associated with the origination and funding of lease assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”. The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases. Costs related to leases that are not consummated are expensed as an acquisition expense.

Acquisition fees

Pursuant to the LLC Agreement, acquisition fees paid to the Manager are based on 3% of the equipment purchase price. These fees are capitalized and included in the cost of the rental equipment.

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

Per Share Data

Net income (loss) per share is based upon the weighted average number of additional member shares outstanding during the year.

Share Redemption

The LLC may, at its discretion, redeem shares from a limited number of its additional members, as provided for in its LLC Agreement. The redemption price for any shares approved for redemption is based upon a formula, as provided in the LLC Agreement.  Additional Members are required to hold their shares for at least one year before redemptions will be permitted.

Comprehensive Income (Loss)

Comprehensive income (loss) is reported in the accompanying Consolidated Statements of Changes in Members’ Equity and Accumulated Other Comprehensive Loss and consists of net income (loss) and other gains and losses affecting members’ equity that are excluded from net income.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(2)	Summary of Significant Accounting Policies - continued

Foreign Currency Translation

Assets and liabilities of consolidated subsidiaries and equity method investments having non-United States dollar functional currencies are translated at year-end rates of exchange. Contributed capital accounts are translated at the historical rate of exchange when the capital was contributed or distributed.  Revenues and expenses are translated at weighted average rates of exchange for the period. Resulting translation adjustments, if material, are recorded as a separate component of accumulated other comprehensive income (loss).

Derivative Financial Instruments

The LLC accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended, which established accounting and reporting standards for derivative instruments.

SFAS No. 133, as amended, requires the LLC to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value or cash flow hedges and establishes accounting standards for reporting changes in the fair value of the derivative instruments.

The LLC designates derivative financial instruments as either hedge or derivative instruments. For hedging instruments, at the trade date, these instruments and their hedging relationship are identified, designated and documented. For derivative financial instruments designated as hedge instruments, the LLC evaluates the effectiveness of these hedges, at least quarterly, to ensure that there remains a highly effective correlation in the hedge relationship. Once the hedge relationship is established the effective portion of the hedge is recorded on the consolidated balance sheet as a component of members' equity, accumulated other comprehensive income (loss), while the ineffective portion, if any, is recognized as an expense in the consolidated statements of operations.

For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized into the earnings in the period in which the changes occur or when such instruments are settled.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(2)	Summary of Significant Accounting Policies - continued

Recent Accounting Prouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Accounting for Fair Value Measurement” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 14, 2008, the FASB issued FASB Staff Position SFAS No. 157-1, which amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS No. 157.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Manager has not yet determined whether SFAS No. 157 will have a material impact on the LLC’s financial condition, results of operations, or cash flow. However, the Manager believes the LLC will likely be required to provide additional disclosures as part of future financial statements, beginning with the first quarter of 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115” (“SFAS No. 159”), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Manager is currently evaluating the impact of adopting SFAS No. 159 on the LLC’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Manager is currently evaluating the impact of SFAS No. 160 on the LLC’s consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the accompanying consolidated financial statements in prior years to conform to the current presentation.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(3)	Net Investments in Finance Leases

Net investments in finance leases consisted of the following at December 31:

	2007	2006

Minimum rents receivable	$53,278,914	$70,895,398
Estimated residual values	209,200	1,207,567
Initial direct costs, net	3,103	24,109
Unearned income	(18,801,655)	(28,697,566)

Net investments in finance leases	34,689,562	43,429,508

Less: Current portion of net
investment in finance leases	6,116,872	7,351,394

Net investments in finance leases,
less current portion	$28,572,690	$36,078,114

During March 2004, the LLC acquired from Insight Investments Corporation a lease for computer equipment and corresponding parts. The lease expired on December 1, 2006. The purchase price was approximately $3,036,000, consisting of approximately $74,000 in cash and the assumption of approximately $2,962,000 of non-recourse debt. The equipment was uninstalled during December 2006 and returned to the LLC during January 2007. The associated estimated residual value of the equipment was reclassified to equipment held for sale at December 31, 2006.  At December 31, 2006, based on sales estimates, the LLC recorded an impairment of approximately $98,000. The remaining assets’ value of an immaterial amount was written off in 2007.

During March 2004, the LLC acquired from Insight Investments Corporation an additional lease for computer equipment and corresponding parts. The purchase price was approximately $1,751,000, consisting of approximately $43,000 in cash and the assumption of approximately $1,708,000 of non-recourse debt. The lease expired on December 1, 2006. The equipment was uninstalled during December 2006 and returned to the LLC during January 2007. The associated estimated residual value of the equipment was reclassified to equipment held for sale at December 31, 2006.  At December 31, 2006, based on sales estimates, the LLC recorded an impairment of approximately $56,000. The remaining assets’ value of an immaterial amount was written off in 2007.

During March 2004, the LLC acquired various pieces of computer equipment consisting of DMX hard drives, Brocade 12000 Directors with 128 usable ports and associated hardware from Insight Investments Corporation for approximately $3,392,000, consisting of approximately $83,000 in cash and the assumption of approximately $3,309,000 of non-recourse debt.  The equipment was leased to an unrelated third-party lessee under a lease which was scheduled to expire in December 2007. During October 2006, the lessee purchased the leased equipment by prepaying the remaining outstanding non-recourse debt balance of approximately $1,100,000 and paying the LLC approximately $30,000.  The LLC recognized a loss of approximately $87,000 on this sale during the year ended December 31, 2006.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(3)	Net Investments in Finance Leases - continued

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

On April 30, 2003, the LLC acquired a Double Kraft Paper Forming Tubing Unit on lease to Wildwood Industries, Inc., through February 2007 for approximately $1,350,000 in cash. Effective February 1, 2007, the lease with Wildwood was, pursuant to the terms of the lease, extended for an additional twelve months under the same terms as the original lease. Subject to the terms of the lease renewal, there is a residual interest sharing agreement with a third party broker that was payable when a minimum return on investment was attained, whereby all sales proceeds received above $150,000 will be shared equally with the third party.  As of December 31, 2007, approximately $71,000 was distributed to the third party in accordance with the terms of the residual interest sharing agreement.

During September 2002, the LLC acquired three car and truck carrying vessels (the “Vessels”) on bareboat charter to Wilhelmsen Lines Shipowning AS (“Wilhelmsen”) through December 22, 2008. Effective March 14, 2006, the LLC extended the terms of its bareboat charters with Wilhelmsen through December 22, 2013. The charter extension includes a provision that provides Wilhelmsen to own the Vessels at the expiration of the charter extension for a nominal amount. Accordingly, the LLC reclassified the net book value of the Vessels of approximately $45,399,000 from leased equipment at cost to investments in finance leases as of March 14, 2006 after the refinancing occurred. The non-recourse debt associated with the Vessels was refinanced on May 18, 2006 (See Note 7).

Non-cancelable minimum annual amounts due on investments in finance leases over the next five years were as follows at December 31, 2007:

Years Ending
December 31,
2008	$12,024,789
2009	$9,307,500
2010	$9,061,125
2011	$8,322,000
2012	$8,322,000
Thereafter	$6,241,500

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following at December 31:

	2007	2006
Aircraft	$51,965,258	$93,978,544
Vessel	40,250,000	-
Railcars	1,265,660	5,631,436
Material handling, telecommunication
and computer equipment	5,282,022	4,496,497

	98,762,940	104,106,477
Accumulated depreciation	(8,305,473)	(42,657,483)

	$90,457,467	$61,448,994

Depreciation expense was $5,435,083, $10,356,731 and $21,017,983 for the years ended December 31, 2007, 2006 and 2005, respectively.

Aircraft

During December 2002, the LLC and ICON Income Fund Eight B L.P. (“Fund Eight B”), an entity also managed by the Manager, formed a joint venture, ICON Aircraft 46835 LLC (“Aircraft 46835”), for the purpose of acquiring an investment in a McDonnell Douglas DC10-30F aircraft on lease with Federal Express Corporation (“FedEx”), which expired on March 31, 2007. The LLC and Fund Eight B had interests in the joint venture of 85% and 15%, respectively. On December 27, 2002, Aircraft 46835 acquired the aircraft for approximately $25,292,000, consisting of approximately $3,000,000, in cash and the assumption of approximately $22,292,000 of non-recourse debt. The LLC’s cash portion of the purchase price was approximately $2,550,000. The non-recourse debt accrued interest at 4.04% per year and matured in March 2007. The lender had a security interest in the aircraft and an assignment of the rental payments under the lease. The Manager was paid an acquisition fee of approximately $759,000 relating to this transaction, of which the LLC paid approximately $645,000.

At December 31, 2005, the Manager determined that the aircraft was impaired based upon an appraisal that indicated a slower than expected recovery in the air transportation industry, and recorded an impairment loss of approximately $3,182,000.

On March 30, 2007, Aircraft 46835 sold the Aircraft to FedEx for $4,260,000 and recognized a loss on the sale of approximately $640,000. The final lease payment was paid to the lender, satisfying all remaining debt obligations.

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

Simultaneously with the lease extension of the aircraft, the LLC refinanced the non-recourse debt associated with the aircraft (See Note 7).

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(4)	Leased Equipment at Cost - continued

Vessel

On July 24, 2007, the LLC, through its wholly-owned subsidiary, ICON Samar, LLC (“ICON Samar”) purchased one Aframax 98,640 DWT product tanker - the Samar Spirit – from an affiliate of the Teekay Corporation (“Teekay”). The purchase price for the Samar Spirit was $40,250,000, comprised of (i) the capital contribution to ICON Samar of approximately $16,868,000 and (ii) borrowings of approximately $23,382,000 of long-term debt under a secured loan agreement with Fortis Capital Corp. In addition, ICON Samar paid an arrangement fee to Fortis Capital Corp. of approximately $175,000 and has a payable to the Manager for approximately $54,000 related to legal fees incurred. Simultaneously with the closing of the purchase of the Samar Spirit, a bareboat charter was entered into with Teekay for a term of 48 months. The charter commenced on July 24, 2007 and is scheduled to expire on July 24, 2011. The Manager waived the acquisition fees in connection with the purchase.

Railcars

During November 2002, the LLC acquired 324 railcars on lease to Texas Genco LP.  On May 7, 2007, the LLC sold the equipment to an unrelated third party for $4,960,000, of which approximately $1,500,000 was used to repay the related long-term debt and legal fees of $5,000.  The LLC recognized a gain on the sale of approximately $3,100,000.

Manufacturing

On June 20, 2003, the LLC acquired microprocessor manufacturing devices on lease through June 2007 to Advanced Micro Devices, Inc. (“AMD”) for approximately $6,391,000 in cash.  Effective July 1, 2007, this modified lease was extended for an additional 12 months and was reclassified upon extension of the lease from a direct finance lease to leased equipment at cost.

On August 1, 2003, the LLC acquired semi-conductor memory testing equipment subject to two leases through July 2007 with AMD for approximately $4,561,000 in cash.  These leases were extended on a month-to-month basis. Effective August 1, 2007, these modified leases were reclassified upon the extensions of the leases from direct finance leases to leased equipment at cost.

The Manager was paid acquisition fees of approximately $329,000 relating to the initial purchase of the assets leased to AMD.

For all three AMD leases, there is a residual interest sharing agreement with a third party broker that is payable when a minimum return on investment was attained. Subject to the original terms, all sales proceeds received above approximately $633,000 will be shared 35% with the third party.  As of December 31, 2007, approximately $56,000 was distributed to the third party in accordance with the terms of the residual interest sharing agreements.

Co-generation Facility

During May 2002, the LLC and Fund Eight B formed ICON/Kenilworth LLC (“Kenilworth”) for the purpose of acquiring a natural gas-fired 25MW co-generation facility (the “Kenilworth Facility”) on lease to Schering-Plough Corporation until June 19, 2004, which was subsequently extended through July 1, 2009. The LLC paid approximately $7,990,000 in cash for its investment in Kenilworth. The LLC and Fund Eight B had interests of 95% and 5%, respectively. The Manager was paid an acquisition fee totaling approximately $460,000 relating to this transaction, of which the LLC paid approximately $437,000.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(4)	Leased Equipment at Cost - continued

Kenilworth acquired the Kenilworth Facility subject to the lease for a total cost of approximately $15,328,000, consisting of approximately $8,410,000 in cash and non-recourse debt of approximately $6,918,000, which matured on July 1, 2004.

On December 1, 2004, Fund Eight B transferred its entire 5% interest in Kenilworth to the LLC in exchange for a 25.87% interest in ICON SPK 2023-A LLC (“ICON SPK”).  The Manager determined the fair value of the Kenilworth interest and the ICON SPK interest was approximately $488,000 and was based upon the Manager’s knowledge of current market conditions and a concurrent appraisal received with the transaction.

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

Material Handling, Telecommunications and Computer Equipment

During December 2004, the LLC acquired four Noritsu QSS 3011 digital mini-labs on lease to Rite Aid Corporation (“Rite Aid”) through November 2007 for approximately $399,000 in cash.  The Manager was paid acquisition fees of approximately $12,000 relating to this transaction. At December 31, 2006, the Manager determined, based upon an appraisal, to record an impairment of approximately $80,000. As of December 31, 2007, the lease was extended on a month-to-month basis. Subsequent to December 31, 2007, Rite Aid notified the Manager of its intent to return to the LLC all the digital mini-labs that were subject to lease with Rite Aid. At December 31, 2007, no impairment was recorded on the equipment.

During December 2004, the LLC acquired from Varilease Technology Finance Group, Inc. a portfolio of medical equipment subject to two leases that expire in December 2008 for approximately $2,046,000 in cash.  The Manager waived its acquisition fees on this transaction.

Phone System

During December 2004, the LLC acquired a Mitel Networks 3340 Global Branch Office Solution Phone System subject to lease with CompUSA, Inc.  The lease term was to expire during December 2008. The purchase price was approximately $173,000 in cash. During December 2007, the phone system was sold for total proceeds of approximately $45,000 and a gain on sale of approximately $6,000 was recognized.

Aggregate minimum future rentals receivable from all of the LLC’s non-cancelable leases consisted of the following at December 31, 2007:

Years Ending
December 31,
2008	$13,548,142
2009	$12,920,560
2010	$12,403,520
2011	$7,891,000

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(5)	Investments in Joint Ventures

The LLC and certain of its affiliates, entities also managed by the Manager, formed the joint ventures discussed below, for the purpose of acquiring and managing various leased equipment.  The LLC and these affiliates have substantially identical investment objectives and participate on identical terms and conditions.  The LLC and the other joint venture members have a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the other joint venture members desire to sell their interests in the equipment or joint venture.

ICON Global Crossing II, LLC

On September 28, 2006, the LLC along with ICON Income Fund Ten, LLC (“Fund Ten”), an entity also managed by the Manager, formed ICON Global Crossing II, LLC (“Global Crossing II”), with original interests of approximately 17% and 83%, respectively. The total capital contributions made to Global Crossing II were approximately $12,044,000, of which the LLC’s share was approximately $2,000,000.  The Manager was paid an acquisition fee totaling $60,000 relating to this transaction, which was included in other assets and will be amortized to operations over the life of the related lease with Global Crossing.

On September 28, 2006, Global Crossing II purchased telecommunications equipment for approximately $12,044,000. The LLC collected interim rent until the commencement of the lease term.  This equipment is subject to a 48 month base lease term with Global Crossing that commenced on November 1, 2006.

On October 31, 2006, ICON Leasing Fund Eleven, LLC (“Fund Eleven”), an entity also managed by the Manager, made a capital contribution of approximately $1,841,000 to Global Crossing II.  The contribution changed the interests for the LLC, Fund Ten and Fund Eleven at October 31, 2006 to 14.40%, 72.34% and 13.26%, respectively.  The additional contribution was used to purchase telecommunications equipment subject to a 48 month lease with Global Crossing that commenced on November 1, 2006.

ICON SPK 2023-A, LLC

On December 31, 2001, the LLC and Fund Eight B formed ICON SPK for the purpose of acquiring and managing a portfolio of equipment leases consisting of material handling, telecommunication and computer equipment.  The LLC paid approximately $3,953,000 for its investment in ICON SPK.  The LLC and Fund Eight B originally had interests of 51% and 49%, respectively.

ICON SPK completed the transaction, with a total cost of approximately $7,750,000 in cash.  The Manager was paid an acquisition fee totaling approximately $233,000 relating to this transaction, of which the LLC paid approximately $119,000.

During 2006, ICON SPK sold various pieces of its portfolio of equipment for approximately $460,000 in cash and recognized a loss of approximately $106,000 on these sales.

During the second quarter of 2007, ICON SPK sold all of its remaining equipment to a third party for total sales proceeds of approximately $348,000.  ICON SPK recognized a gain on the sale of approximately $264,000.

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

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(5)	Investments in Joint Ventures - continued

During 2007, GEICO returned equipment with an original cost basis of approximately $5,798,000 and extended on a month–to-month basis equipment with an original cost basis of approximately $55,000. Of the equipment that was returned, the Manager has sold equipment with a net book value of approximately $781,000. ICON GeicJV realized proceeds of approximately $775,000 and recognized a loss of approximately $6,000 on the sale of the equipment. The remaining returned equipment has a net book value of approximately $58,000, is currently being remarketed by the Manager and was reclassified to equipment held for sale.

ICON Aircraft 47820 LLC

      During March 2003, the LLC and Fund Eight B formed a joint venture, ICON Aircraft 47820 LLC (“Aircraft 47820”), for the purpose of acquiring an investment in a McDonnell Douglas DC10-30F aircraft and two spare engines (the “Aircraft and engines”) on lease to FedEx. The lease expired on March 31, 2007. The LLC and Fund Eight B had interests of 10% and 90%, respectively, in this joint venture. On March 11, 2003, Aircraft 47820 acquired the Aircraft and engines for approximately $27,288,000, which consisted of approximately $3,077,000 in cash and approximately $24,211,000 of non-recourse debt. The LLC’s cash portion of the purchase price was approximately $308,000. The non-recourse debt accrued interest at 4.035% per year and matured in March 2007. The lender had a security interest in the Aircraft and engines and an assignment of the rental payments under the lease. The Manager was paid an acquisition fee of approximately $819,000 relating to this transaction, of which the LLC paid approximately $82,000.

At December 31, 2005, the Manager determined that the Aircraft and engines were impaired, based upon an appraisal that indicated a slower than expected recovery in the air transportation industry, and recorded an impairment loss of approximately $3,626,000.

On March 30, 2007, Aircraft 47820 sold the Aircraft and engines to FedEx for $5,475,000 and recognized a loss on the sale of approximately $1,025,000. The final lease payment was paid to the lender, satisfying all remaining debt obligations.

ICON Aircraft 126 LLC

During February 2002, the LLC and Fund Eight B formed ICON Aircraft 126 LLC (“ICON 126”) for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited (“D.A.L.”), a Cayman Islands registered company that owns, through an owner trust, an Airbus A340-313X aircraft that is on lease to Cathay. ICON 126 completed the transaction during March 2002. The lease was initially scheduled to expire in March 2006, but has been extended until July 1, 2011.  The LLC and Fund Eight B each have interests of 50% in ICON 126.  ICON 126 consolidates the financial position and operations of D.A.L. in its consolidated financial statements.

Effective March 27, 2006, the owner trustee, in connection with the lease extensions, refinanced the non-recourse debt associated with the aircraft. The refinancing was entered into because the original non-recourse debt of approximately $52,850,000 was due to be repaid on March 27, 2006. ICON 126 established, under the original lease, a reserve account totaling approximately $583,000, which was used to reduce the balloon payment to approximately $52,267,500. The refinanced non-recourse debt initially accrued interest at the London Interbank Eurocurrency Market Rate (“LIBOR”) plus 1.165%, and matures on July 1, 2011 and requires a balloon payment of approximately $32,000,000 at maturity. The interest rate of the refinanced debt was fixed at 6.104% under the terms of the debt agreement, effective October 3, 2006.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(5)	Investments in Joint Ventures - continued

During 2006, ICON 126 recognized a $182,020 capital contribution from both of its members, of which $50,000 was for amounts relating to the maintenance reserve account and $132,020 related to costs paid by its members relating to the refinancing of the non-recourse debt.

ICON 126 had a commitment with respect to its Cathay aircraft to pay certain maintenance costs, which were incurred on or prior to March 27, 2006.  ICON 126 had established a maintenance account, which totaled approximately $1,385,000 at September 30, 2006 to pay for its portion of these costs. This account was funded by free cash from the lease payments in accordance with the terms of the original lease.  During September 2006, approximately $1,153,000 was paid for the maintenance costs. The excess cash remaining of approximately $95,000, which includes interest accreted in the amount of approximately $36,000 through December 31, 2007, is being held in the maintenance account and will be used to pay down the principal balance of the related non-recourse debt.

In connection with the original purchase of the Cathay aircraft owned by ICON 126, the owner trustee entered into two first priority charge on cash deposit agreements pursuant to which the maintenance account for the Cathay aircraft owned by ICON 126 was cross-collateralized with the maintenance account for the Cathay aircraft owned by ICON Aircraft 123 LLC (“ICON 123”), a wholly owned subsidiary of Fund Eight B. Under the terms of this agreement, ICON 126 was required to pay on behalf of ICON 123 any maintenance cost shortfalls incurred by the affiliate.  On January 30, 2007, ICON 126 paid approximately $143,000 in maintenance costs from the remaining balance in its maintenance account on behalf of ICON 123. The maintenance account and related security interest were then terminated. ICON 126 will be reimbursed by ICON 123 for the maintenance short fall when the aircraft is sold.

ICON 126 is a party to a residual sharing agreement (the “Airtrade Residual Sharing Agreement”) with ICON 128 and Airtrade Capital Corp. (“Airtrade”).  Pursuant to the terms of the Airtrade Residual Sharing Agreement, all proceeds received in connection with the sale or lease extension of the aircraft owned by ICON 128 and ICON 126 in excess of $8,500,000 (in the aggregate) of the debt associated with each aircraft (net of expenses) will be allocated 55% to ICON 126 or ICON 128, as applicable, and 45% will be allocated to Airtrade.

Information as to the financial position and results of operations of ICON 126 at December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 are summarized below:

	December 31,
	2007	2006
Assets	$53,292,710	$57,312,243
Liabilities	$46,493,816	$49,931,268
Equity	$6,798,894	$7,380,975
LLC's share of equity	$3,399,447	$3,690,487
Contributions	$11,415	$91,010

	Years Ended December 31,
	2007	2006	2005
Revenue	$6,406,476	$6,816,667	$8,231,334
Expenses	$(7,011,386)	$(8,440,872)	$(7,435,492)
Net (loss) income	$(604,910)	$(1,624,205)	$795,842
LLC's share of net (loss) income	$(302,455)	$(812,103)	$397,921

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(6)	Investments in Unguaranteed Residual Values

On December 31, 2003, the LLC entered into an agreement with Summit Asset Management (a United Kingdom based company) to acquire a 90% interest in the unguaranteed residual values of manufacturing and technology equipment valued at approximately $37,713,000 and on lease to various lessees located in the United Kingdom for approximately $4,454,000 in cash.  The LLC’s investment return is contingent upon the residual value of the equipment after repayment of the debt.  The Manager was paid an acquisition fee of approximately $1,131,000 related to this transaction.

At December 31, 2007, 2006 and 2005, the LLC received approximately $710,000, $1,104,000 and $801,000, respectively, in proceeds for the sale of various pieces of equipment and recognized a loss for the years ended December 31, 2007 and 2006, and 2005, of approximately $157,000, $87,000 and $301,000 on these sales, respectively.

Additionally, for the years ended December 31, 2007, 2006 and 2005, the LLC received approximately $250,000, $310,000 and $117,000, respectively, in renewal income that is classified as rental income in the accompanying consolidated statements of operations.

(7)	Non-Recourse Long-Term Debt

The LLC acquired the Vessels on bareboat charter to Wilhelmsen for cash and non-recourse debt (See Note 3). On May 18, 2006, in connection with the charter extension through December 22, 2013, the LLC refinanced the non-recourse debt related to the Vessels and borrowed an additional $22,043,000. The principal amount of the refinanced non-recourse debt is $51,000,000, which debt matures on December 22, 2013 and accrues interest at LIBOR plus 1.50% per year. The refinanced non-recourse debt requires quarterly payments ranging from $450,000 to $800,000. The lender has a security interest in the Vessels and an assignment of the rental payments under the charter. The LLC paid approximately $630,000 in costs associated with the non-recourse debt refinancing, which were capitalized to other assets and are being amortized to operations over the term of the non-recourse debt. In 2006, the LLC wrote off approximately $417,000 of loan origination costs associated with the original non-recourse debt to interest expense.

On July 24, 2007, the LLC, through its wholly-owned subsidiary, ICON Samar, borrowed approximately $23,382,000 in connection with a bareboat charter with Teekay. The long-term debt matures on July 25, 2011 and accrues interest at LIBOR plus 1.00% per year.  The long-term debt requires monthly payments ranging from $480,000 to $530,000. The lender has a security interest in the vessel and an assignment of the rental payments under the bareboat charter. The LLC paid approximately $175,000 in costs associated with the debt, which was capitalized as deferred financing costs. As of December 31, 2007, approximately $19,000 was recorded to interest expense related to the amortization of the non-recourse debt financing costs.

Simultaneously with the execution of the refinancing and borrowing of the non-recourse long-term debts for ICON Samar mentioned above, the LLC entered into interest rate swap contracts with Fortis Bank NV/SA, New York Branch, in order to fix the variable interest rate on the non-recourse debts and minimize the LLC’s risk of interest rate fluctuation. The interest rate swap contracts fixed the refinanced debt interest rate at 7.02%. The LLC designated its interest rate swaps as cash flow hedges and accounts for them in accordance with SFAS No. 133, as amended, by recording the interest rate swap contracts at their estimated fair market values, and recognizing the periodic change in their fair market values of effective hedges as other comprehensive income. At December 31, 2007 and 2006, the fair value of the interest rate swap contracts was a liability of $2,016,030 and $639,304, respectively.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(7)	Non-Recourse Long-Term Debt - continued

At December 31, 2005, the fair value of the refinanced Wilhelmsen interest rate swap contracts was recorded as an asset of $720,458 and the LLC reduced interest expense by $451,962 for the year ended December 31, 2005. On May 22, 2006, the LLC terminated the initial interest rate swap contracts in connection with the non-recourse debt refinancing and received $705,000 from the swap provider to terminate the existing three interest rate swap contracts. The LLC recognized a gain on this termination of approximately $25,600 during the year ended December 31, 2006.

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

As of December 31, 2007 and 2006, the LLC had deferred financing costs of $665,443 and $563,306, respectively. For the year ended December 31, 2007 and 2006 the LLC recognized amortization expense of $73,231 and $44,354, respectively.

The aggregate maturities of non-recourse long-term debt, including the effects of refinancing discussed above, consisted of the following at December 31, 2007:

Years Ending
December 31,
2008	$18,116,357
2009	15,139,605
2010	15,692,132
2011	36,374,187
2012	5,400,000
Thereafter	5,400,000
$96,122,281

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(8)	Revolving Line of Credit, Recourse

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

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Loan Agreement prohibits any Borrower from declaring or paying any distribution to investors if such a payment would cause such Borrower to become non-compliant with the financial covenants in the Loan Agreement. The Borrowers are obligated to pay a quarterly commitment fee of 0.5% on unused commitments under the Facility.

In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the “Contribution Agreement”) pursuant to which the Borrowers agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected free cash flow, or (b) the greater of (i) the borrowing base, as defined in the Loan Agreement, as applied to such Borrower and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower.

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Loan Agreement. The Loan Modification extended the Facility from August 31, 2007 to September 30, 2008 and lowered (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by the Lender in LIBOR plus 2.75% per year to LIBOR plus 2.5% per year. In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer have to maintain a cash reserve. The interest rate at December 31, 2007 was 7.25%.

At December 31, 2006, there was $3,125,000 outstanding under the Facility, which represented the entire amount outstanding for all Borrowers. The LLC had no borrowings outstanding under the Facility as of such date.

On June 20, 2007, the Loan Agreement, the Contribution Agreement and the Loan Modification were modified to admit ICON Leasing Fund Twelve, LLC  (“Fund Twelve”) as a permitted borrower.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(8)	Revolving Line of Credit, Recourse - continued

The Borrowers were in compliance with the covenants at December 31, 2007. The Borrowers were also in compliance with the Contribution Agreement at December 31, 2007 and no amounts were due to or payable by the LLC under the Contribution Agreement.

Aggregate borrowings by all Borrowers under the Facility amounted to $6,255,000 at December 31, 2007. The LLC had no borrowings outstanding under the Facility as of such date. The balance of $6,255,000 relates to borrowings of $1,255,000 by Fund Eight B and $5,000,000 by Fund Ten. Subsequent to December 31, 2007, Fund Ten made repayments totaling $5,000,000.

(9)	Transactions with Related Parties

In accordance with the terms of the LLC Agreement, the LLC pays or paid the Manager (i) management fees ranging from 1% to 7% based on a percentage of the rentals recognized either directly by the LLC or through its joint ventures, and (ii) acquisition fees, through the end of the operating period, of 3% of the gross value of the LLC’s acquisition transactions.  In addition, the Manager is reimbursed for certain administrative expenses incurred in connection with the LLC’s operations.

The Manager performs certain services relating to the management of the LLC’s equipment leasing and financing activities. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

Administrative expense reimbursements are costs incurred by the Manager that are necessary to the LLC’s operations.  These costs include the Manager’s legal, accounting, investor relations and operations personnel, as well as professional fees and other costs that are charged to the LLC based upon the percentage of time such personnel dedicate to the LLC.  Excluded are salaries and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the Manager or expenses for rent, depreciation or utilities of the Manager.

The Manager also has a 1% interest in the LLC’s profits, losses, cash distributions and liquidation proceeds. The LLC paid distributions to the Manager of $89,144, $89,204, and $89,294 for the years ended December 31, 2007, 2006 and 2005, respectively.  The Manager’s interest in the LLC’s net income was $79,400 for the year ended December 31, 2007, and loss of $6,679 and $27,771 for the years ended December 31, 2006 and 2005, respectively.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the years ended December 31, 2007, 2006 and 2005, were as follows:

Description	2007	2006	2005
Acquisition fees (1)	$-	$60,000	$-
Management fees (2)	1,780,581	2,114,283	2,131,445
Administrative expense reimbursements (2)	677,965	596,881	647,534
	$2,458,546	$2,771,164	$2,778,979

(1) Amount capitalized and amortized to operations.
(2) Amount charged directly to operations.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(9)	Transactions with Related Parties - continued

At December 31, 2007, the LLC owed $87,475 to the Manager.

At December 31, 2006, the LLC owed $193,480 to various of its affiliates, of which $189,740 was due to the Manager for administrative expense reimbursements and management fees.  Approximately $3,740 was due to various affiliates for distributions and rental payments received on its behalf.

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

At December 31, 2005, the LLC owed $196,673, of which approximately $108,000 was due to the Manager for administrative expense reimbursements in the amount of approximately $66,000, approximately $17,000 in management fees and $25,000 for legal fees paid on the LLC’s behalf in connection with the lease extensions and refinancings. Approximately $88,000 was due to Fund Eight B for distributions and rental payments received on its behalf.

(10)	Interest Rate Swap Contracts

The LLC is exposed to interest rate risk on the floating-rate non-recourse notes payable and uses floating-to-fixed interest rate swaps to hedge this exposure. As of December 31, 2007 the LLC had four floating-to-fixed interest rate swaps that were designated as cash flow hedges with an aggregate notional amount of $56,879,743.  As of December 31, 2006 the LLC had three floating-to-fixed interest rate swaps designated as a cash flow hedge with notional amounts of $45,000,000.

The hedging strategy of the LLC is to match the projected future business cash flows with the underlying debt service. When the derivative financial instrument is deemed to be highly effective in offsetting variability in the hedged item, changes in its fair value are recorded in accumulated other comprehensive income/(loss) and recognized contemporaneously with the earnings effects of the hedged item. The fair value of the interest rate swaps was determined using market prices and pricing models at December 31, 2007 and 2006.

At December 31, 2007, the LLC had four floating-to-fixed interest rate swaps related to the Wilhelmsen vessels and the ICON Samar acquisition. The total amount recorded to accumulated other comprehensive income/(loss) related to the change in fair value of these interest rate swaps was $2,010,694.

At December 31, 2006, the LLC had three floating-to-fixed interest rate swaps related to the Wilhelmsen vessels. The total amount recorded to accumulated other comprehensive income/(loss) related to the change in fair value of these interest rate swaps was $639,304.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(10)	Interest Rate Swap Contracts - continued

For the year ended December 31, 2007 and 2006, no gains or losses were recorded in earnings representing the amount of the hedges’ ineffectiveness.  The LLC expects to transfer approximately $235,000 from accumulated other comprehensive income/(loss) to earnings in the next 12 months, as the derivative financial instruments and their underlying hedged items are paid down, along with the earnings effects of the related forecasted transactions in the next 12 months.

The LLC manages exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that the LLC has with any individual bank and through the use of minimum credit quality standards for all counterparties. The LLC does not require collateral or other security in relation to derivative financial instruments.  Since it is the LLC’s policy to only enter into derivative contracts with banks of internationally acknowledged standing, the LLC considers the counterparty risk to be remote.

It is the LLC’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contact. Under the ISDA Master Agreement, the LLC agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any counterparty should that counterparty default. As of December 31, 2007, the LLC does not have an economic exposure to loss due to credit risk on derivative financial instruments if the bank counterparty was to default.

(11)	Fair Value of Financial Instruments

Fair value information with respect to the LLC's leased assets and liabilities is not separately provided since (i) SFAS No. 107, “Disclosures About Fair Values of Financial Instruments,” does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of recourse notes payable, if any, approximates fair value due to their short-term maturities and variable interest rates.

(12)	Concentrations

At times, the LLC's cash and cash equivalents may exceed insured limits. The LLC has placed these funds in high quality institutions in order to minimize the risk of loss relating to exceeding insured limits.

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

For the year ended December 31, 2007, the LLC had three lessees that accounted for approximately 77% of its rental and finance income.  Wilhelmsen accounted for approximately 32%.  For the year ended December 31, 2006, the LLC had three lessees which accounted for approximately 88% of its rental and finance income.  Wilhelmsen accounted for approximately 34%.  For the year ended December 31, 2005, the LLC had three lessees that accounted for approximately 86% of its rental and finance income.  Wilhelmsen accounted for approximately 39%.

For the year ended December 31, 2007, the LLC had one aircraft that accounted for approximately 53% of operating assets and one vessel that accounted for approximately 43%.  For the year ended December 31, 2006, the LLC had two aircraft that accounted for 90% of total assets.

For the year ended December 31, 2007, the LLC had lease payments from three lessees that were used to repay approximately 99% of non-recourse long-term debt.  Cathay, Wilhelmsen and Teekay accounted for approximately 40%, 37% and 22%, respectively.  For the year ended December 31, 2006, the LLC had lease payments from two lessees that were used to repay approximately 95% of non-recourse long-term debt.  Wilhelmsen and Cathay accounted for approximately 49% and 46%, respectively.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(13)	Commitments and Contingencies and Off-Balance Sheet Transactions

The LLC has entered into residual sharing agreements with various third parties.  In connection with these agreements residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas.

ICON 128 is a party to a residual sharing agreement (the “Airfleet Residual Sharing Agreement”) with Airfleet Credit Corporation (“Airfleet”) and HXO Leasing Limited.  Pursuant to the terms of the Airfleet Residual Sharing Agreement, all proceeds received in connection with the sale or lease extension of the aircraft in excess of $4,250,000 of the loan balance associated with the aircraft will be allocated 55% to ICON 128 and 45% to Airfleet.

ICON 128 had a commitment with respect to the Cathay aircraft to pay certain maintenance costs, which were incurred during June 2006.  The total estimated costs were approximately $1,300,000.  During November 2006, the LLC paid approximately $1,300,000 for these maintenance costs.

On February 23, 2005, L.P. Seven assigned to the LLC 3.02% of its rights to the profits, losses, and cash flows from its limited partnership interest in an entity that owns a 100% interest in a mobile offshore drilling rig.  L.P. Seven assigned the rights to the LLC as repayment of its $755,000 outstanding debt obligation pursuant to a contribution agreement that the LLC entered into with some of its affiliates in connection with the line of credit agreement the LLC had with Comerica Bank.  This assignment increased the LLC’s rights to the profits, losses, and cash flows from L.P. Seven’s limited partnership interest from 2.60%, which were assigned to the LLC in November 2004 as repayment of its $650,000 outstanding debt obligation, to 5.62%.  The repayment amount represented the Manager’s estimated fair value of L.P. Seven's interest in the mobile offshore drilling rig at February 23, 2005.   The fair value of the mobile offshore drilling rig was determined using an appraisal and cash flow analysis.  During the year ended December 31, 2006, the LLC received approximately $253,000 in cash distributions related to this assignment.

At the time the LLC acquires or divests of its interest in an equipment lease or other leasing transaction, the LLC may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities. The Manager believes that any liability of the LLC that may arise as a result of any such indemnification obligation will not have a material adverse effect on the consolidated financial condition of the LLC taken as a whole.

(14)	Share Redemptions

The Manager consented to the LLC redeeming 147, 42, and 204 additional member shares for the years ended December 31, 2007, 2006 and 2005, respectively.  The redemption amounts are calculated according to a specified redemption formula pursuant to the LLC Agreement.  Redeemed shares have no voting rights and do not share in distributions.  The LLC Agreement limits the number of shares which can be redeemed in any one year and redeemed shares may not be reissued.  Redeemed member shares are accounted for as a reduction of members' equity.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(15)	Geographic Information

Geographic information for revenue, based on the country of origin, and long-lived assets, which includes finance leases, operating leases, net of accumulated depreciation, investments in joint ventures and investments in unguaranteed residual values at December 31, 2007 and 2006 and for the years then ended is as follows:

	Year Ended December 31, 2007
	United	United		South
	States	Kingdom	Vessels (a)	East Asia	Total
Revenue:
Rental income	$3,900,854	$264,248	$2,722,170	$6,944,786	$13,832,058
Finance income	153,612	-	6,542,523	51,070	6,747,205
Income from investments in joint ventures	291,765	-	-	(289,460)	2,305

	At December 31, 2007
	United	United		South
	States	Kingdom	Vessels (a)	East Asia	Total
Long-lived assets:
Investments in finance leases	$621,599	$-	$34,067,962	$-	$34,689,562

Equipment on operating leases, net	3,164,118	-	39,113,405	48,179,943	90,457,467
Investments in joint ventures	291,765	-	-	(289,460)	2,305
Investments in unguaranteed residual values	-	1,312,364	-	-	1,312,364

	Year Ended December 31, 2006
	United	United		South
	States	Kingdom	Vessels (a)	East Asia	Total
Revenue:
Rental income	$7,613,200	$310,389	$2,471,428	$7,468,477	$17,863,494
Finance income	6,266,930	-	-	194,930	6,461,861
Income from investments in joint ventures	457,137	-	-	(736,209)	(279,072)

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(15)	Geographic Information - continued

	At December 31, 2006
	United	United		South
	States	Kingdom	Vessels (a)	East Asia	Total
Long-lived assets:
Investments in finance leases
Minimum rents receivable	$1,892,403	$-	$68,316,263	$686,733	$70,895,399
Estimated unguaranteed residual values	755,995	-	-	451,572	1,207,567
Initial direct costs, net	18,278	-	-	5,830	24,108
Unearned income	(190,850)	-	(28,455,646)	(51,070)	(28,697,566)

	$2,475,826	$-	$39,860,617	$1,093,065	$43,429,508

Investments in operating leases, net	$10,813,711	$-	$-	$50,635,283	$61,448,994
Investments in joint ventures	$2,782,114	$-	$-	$3,690,486	$6,472,600
Investments in unguaranteed residual values	$-	$2,147,793	$-	$-	$2,147,793

(a)
Three of the LLC’s vessels are chartered to Wilhelmsen, a Norway based company. The fourth vessel is chartered to Teekay. When the LLC charters a vessel to a charter, the charterer is free to trade the vessel worldwide and, as a result, the disclosure of geographic material.

(16)	Selected Quarterly Financial Data (unaudited)

The following table is a summary of selected financial data, by quarter, for the years ended December 31, 2007 and 2006:

	Quarters Ended in 2007				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31, 2007
Revenue	$4,992,494	$6,980,685	$5,561,696	$5,925,211	$23,460,086
Net income (loss) allocable to additional members	$699,919	$3,807,880	$1,549,754	$1,803,065	$7,860,618
Weighted average number of additional member
shares outstanding	98,102	98,097	98,057	98,052	98,052
Net income (loss) per weighted average
additional member shares	$7.13	$38.82	$15.80	$18.39	$80.17

	Quarters Ended in 2006				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31, 2006
Revenue	$7,290,137	$6,208,283	$6,229,854	$5,156,879	$24,885,153
Net income (loss) allocable to additional members	$(2,292,728)	$(162,277)	$1,346,691	$447,090	$(661,224)
Weighted average number of additional member
shares outstanding	98,137	98,122	98,122	98,123	98,123
Net income (loss) per weighted average
additional member shares	$(23.36)	$(1.65)	$13.72	$4.56	$(6.74)

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(17)	Income Tax Reconciliation (unaudited)

No provision for income taxes has been recorded by the LLC since the liability for such taxes is the responsibility of each of the individual members rather than the LLC.  The LLC’s income tax returns are subject to examination by federal and state taxing authorities, and changes, if any could adjust the individual income taxes of the members.

At December 31, 2007 and 2006, the members’ capital accounts included in the consolidated financial statements totaled $39,909,465 and $42,333,349, respectively.  The members’ capital for federal income tax purposes at December 31, 2007 and 2006 totaled $72,708,647 and $70,782,921, respectively.  The difference arises primarily from sales and offering expenses reported as a reduction in the additional members’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes and differences in depreciation and amortization between financial reporting purposes and federal income tax purposes.

 The following table reconciles net income (loss) for financial statement reporting purposes to the net income for federal income tax purposes for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
Net income (loss) per consolidated financial statements	$7,940,018	$(667,903)	$(2,777,128)

Direct finance leases	6,733,396	12,039,904	6,034,568
Depreciation expense	7,063,467	1,018,532	1,207,259
Interest expense - consolidating joint venture	(2,235,890)	(1,734,784)	(5,298,044)
Maintenance expense - consolidating joint venture	(1,476,431)	(1,317,361)	-
(Loss) gain on sale of equipment	(1,917,987)	497,486	-
Rent - consolidating joint venture	(5,196,661)	(5,472,966)	4,962,772
Tax gain from joint venture	993,943	2,994,299	997,361
Change in valuation of interest swap contracts	-	20,455	(451,962)
Other	(866,739)	594,864	(1,161,517)

Net income for federal income tax purposes	$11,037,116	$7,972,526	$3,513,309

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 26, 2007, ICON Income Fund Nine, LLC (the “Registrant”) terminated the services of Hays & Company LLP (“Hays”) as its independent registered public accounting firm for the fiscal year ended December 31, 2007.  The decision to dismiss Hays was recommended and approved by the board of directors of ICON Capital Corp. (the “Manager”), the Manager of the Registrant (“Board of Directors”).

The audit report of Hays on the balance sheet as of December 31, 2006 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle.

During the Registrant’s fiscal year ended December 31, 2006, and the subsequent interim period through November 26, 2007, (i) there were no “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) with Hays on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure that, if not resolved to the satisfaction of Hays, would have caused Hays to make reference to the subject matter of the disagreement in connection with its report and (ii) there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K and related instructions), except the following with regard to the internal controls of the Registrant’s Manager:

While evaluating the Manager’s disclosure controls and procedures during 2006, Hays advised the Manager and the Manager recognized that greater internal controls were needed to aid in a more efficient closing of the Registrant’s financial statements, thereby requiring the Manager to hire additional skilled accounting staff.  In response, the Manager hired several additional accounting staff members who are certified public accountants and/or are experienced with public reporting entities, including three additional senior accountants with more than 16, 10, and 9 years, respectively, of experience with public reporting entities, the most senior of those accountants was appointed Senior Vice President of Accounting.

The Registrant provided Hays with a copy of this disclosure and Hays furnished the Registrant with a letter dated November 30, 2007, addressed to the Securities and Exchange Commission (the “SEC”) stating whether or not it agrees with the above statements.  A copy of Hays’ letter dated November 30, 2007, is attached as Exhibit 16.1 to the Form 8-K that was filed with the SEC on November 30, 2007.

On November 26, 2007, the Board of Directors engaged Ernst & Young LLP (“Ernst & Young”) as the Registrant’s independent registered public accounting firm for the fiscal year ending December 31, 2007. During the Registrant’s fiscal year ended December 31, 2006 and the subsequent interim period through November 26, 2007, neither the Registrant nor any one acting on its behalf consulted with Ernst & Young regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant’s consolidated financial statements and no written report or oral advice was provided by Ernst & Young to the Registrant that Ernst & Young concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue, (ii) any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) or a “reportable event” (as defined in Item 304(a)(1)(v) of Regulation S-K and related instructions).

Item 9A(T). Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2007, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Our Manager’s Co-Chief Executive Officers and Chief Financial Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this Annual Report on Form 10-K.

Evaluation of internal control over financial reporting

Our Manager is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Manager assessed the effectiveness of its internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control — Integrated Framework."

Based on its assessment, our Manager believes that, as of December 31, 2007, its internal control over financial reporting is effective.

This annual report does not include an attestation report of the LLC’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permits the LLC to only provide management’s reports in this annual report.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers of the Registrant's Manager and Corporate Governance

Our Manager, ICON Capital Corp., a Delaware corporation, was formed in 1985 as a Connecticut corporation and was re-incorporated in Delaware effective June 1, 2007.  Our Manager's principal offices are located at 100 Fifth Avenue, 4th Floor, New York, New York 10011, and the telephone number is (212) 418-4700.

In addition to the primary services related to our acquisition and disposition of equipment, our Manager provides services relating to the day-to-day management of our equipment. These services include collecting payments due from lessees, remarketing equipment that is off-lease, inspecting equipment, serving as a liaison with lessees, supervising equipment maintenance, and monitoring performance by lessees of their obligations, including payment of rent and all operating expenses.

Name	Age	Title
Thomas W. Martin	53	Chairman and Director
Michael A. Reisner	37	Co-Chief Executive Officer, Co-President, Chief Financial Officer, and Director
Mark Gatto	35	Co-Chief Executive Officer, Co-President, Chief Acquisitions Officer, and Director
Joel S. Kress	35	Executive Vice President — Business and Legal Affairs
H. Daniel Kramer	56	Senior Vice President and Chief Marketing Officer
David J. Verlizzo	35	Senior Vice President — Business and Legal Affairs
Anthony J. Branca	39	Senior Vice President — Accounting and Finance
Craig A. Jackson	49	Senior Vice President — Remarketing and Portfolio Management

Thomas W. Martin, Chairman, has been a Director since August 1996.  Prior to joining ICON, Mr. Martin was the Executive Vice President, Chief Financial Officer, and a co-founder of Griffin Equity Partners, Inc. from October 1993 to August 1996.  Prior to that, Mr. Martin was Senior Vice President of Gemini Financial Holdings, Inc. from April 1992 to October 1993 and he held the position of Vice President at Chancellor Corporation (an equipment leasing company) for 7 years. Mr. Martin has a B.S. degree from University of New Hampshire. Mr. Martin has been in the equipment leasing business since 1983.

Michael A. Reisner, Co-Chief Executive Officer, Co-President, Chief Financial Officer, and Director, joined ICON in 2001. Mr. Reisner was previously Executive Vice President, Chief Financial Officer, and Director.  In addition, Mr. Reisner was formerly General Counsel and he also formerly held the position of Executive Vice President – Acquisitions.  Previously, from 1996 to 2001, Mr. Reisner was an attorney with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions.  Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Mark Gatto, Co-Chief Executive Officer, Co-President, Chief Acquisitions Officer, and Director, originally joined ICON in 1999 and was previously Executive Vice President and Chief Acquisitions Officer.  Mr. Gatto was formerly Executive Vice President – Business Development from February 2006 to May 2007 and Associate General Counsel from November 1999 through October 2000.  Mr. Gatto is responsible for business and corporate development, including the acquisition of equipment subject to lease. Before serving as Associate General Counsel, Mr. Gatto was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters. From November 2000 to June 2003, Mr. Gatto was Director of Player Licensing for the Topps Company and, in July 2003, he co-founded a specialty business consulting firm in New York City and served as its managing partner before re-joining our Manager in April 2005.  Mr. Gatto received an M.B.A from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

Joel S. Kress, Executive Vice President – Business and Legal Affairs, started his tenure with our Manager in August 2005 as Vice President and Associate General Counsel.  In February 2006, he was promoted to Senior Vice President and General Counsel, and in May 2007 he was promoted to his current position.  Previously, from 2001 to 2005, Mr. Kress was an attorney with Fried, Frank, Harris, Shriver & Jacobson LLP in New York and London, England, concentrating on mergers and acquisitions, corporate finance and financing transactions (including debt and equity issuances) and private equity investments.  Mr. Kress received a J.D. from Boston University School of Law and a B.A. from Connecticut College.

H. Daniel Kramer, Senior Vice President and Chief Marketing Officer, joined our Manager in 2008.  Mr. Kramer has more than 30 years of equipment leasing and structured finance experience. Most recently, Mr. Kramer was part of CIT Commercial Finance, Equipment Finance Division offering equipment leasing and financing solutions to complement public and private companies’ capital structure.  Prior to that role, Mr. Kramer was Senior Vice President, National Sales Manager with GMAC Commercial Equipment Finance leading a direct sales origination team, Senior Vice President and National Sales Manager for ORIX Commercial Structured Equipment Finance division, and President of Kramer, Clark & Company for 12 years providing financial consulting services to private and public companies, including structuring and syndicating private placements, equipment leasing and recapitalizations.

David J. Verlizzo has been Senior Vice President – Business and Legal Affairs since July 2007.  Mr. Verlizzo was formerly Vice President and Deputy General Counsel from February 2006 to July 2007 and was Assistant Vice President and Associate General Counsel from May 2005 until January 2006.  Previously, from 2001 to 2005, Mr. Verlizzo was an attorney with Cohen Tauber Spievack & Wagner LLP in New York, concentrating on public and private securities offerings, securities law compliance and corporate and commercial transactions.  Mr. Verlizzo received a J.D. from Hofstra University School of Law and a B.S. from The University of Scranton.

Anthony J. Branca has been Senior Vice President – Accounting and Finance since January 2007. Mr. Branca was Director of Corporate Reporting & Analysis for The Nielsen Company (formerly VNU) from May 2005 until January 2007, and held various other management positions with The Nielsen Company from July 1997 through May 2005.  Previously, from 1994 through 1997, Mr. Branca was employed as a senior accountant at Fortune Brands and started his career as an auditor with KPMG Peat Marwick in 1991.  Mr. Branca received a B.B.A. from Pace University.

Craig A. Jackson was Vice President – Remarketing and Portfolio Management since February 2006.  He became a Senior Vice President in March 2008. Previously, from October 2001 to 2006, Mr. Jackson was President and founder of Remarketing Services, Inc., a transportation equipment remarketing company. Prior to 2001, Mr. Jackson served as Vice President of Remarketing and Vice President of Operations for Chancellor Fleet Corporation (an equipment leasing company).  Mr. Jackson received a B.A. from Wilkes University.

Code of Ethics

Our Manager, on our behalf, has adopted a code of ethics for its Co-Chief Executive Officers and Chief Financial Officer.  The Code of Ethics is available free of charge by requesting it in writing from our Manager.  Our Manager's address is 100 Fifth Avenue, 4th Floor, New York, New York 10011.

Item 11. Executive Compensation

We have no directors or officers. Our Manager and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2007, 2006 and 2005.

Entity	Capacity	Description	2007	2006	2005
ICON Capital Corp.	Manager	Acquisition fees (1)	$-	$60,000	$-
ICON Capital Corp.	Manager	Management fees (2)	1,780,581	2,114,283	2,131,445
ICON Capital Corp.	Manager	Administrative expense reimbursements (2)	677,965	596,881	647,534
			$2,458,546	$2,771,164	$2,778,979

(1) Amount capitalized and amortized to operations.
(2) Amount charged directly to operations.

Our Manager also has a 1% interest in our profits, losses, cash distributions and liquidation proceeds. We paid distributions to our Manager of $89,144, $89,204 and $89,294, respectively, for the years ended December 31, 2007, 2006 and 2005.  Additionally, our Manager’s interest in our net income was $79,400 for the year ended December 31, 2007. Our Manager’s interest in our net loss was $6,679 and $27,771, respectively, for the years ended December 31, 2006, and 2005.

Item 12. Security Ownership of Certain Beneficial Owners and the Manager and Related Security Holder Matters

(a)	We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)	As of February 29, 2008, Directors and Officers of our Manager do not own any of our equity securities.

(c)	Neither we nor our Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See Item 11 for a discussion of our related party transactions.  See Notes 5, 9 and 13 to our consolidated financial statements for a discussion of our investments in joint ventures and transactions with related parties.

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2007 and 2006, our auditors provided audit services relating to our Annual Report on Form 10-K and our quarterly reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work.

Hays & Company LLP (“Hays”) was our independent registered public accounting firm in 2006 and 2007.  On November 26, 2007, the Board of Directors of our Manager terminated the services of Hays as our independent registered public accounting firm.  As a result of Hays’ termination, Hays did not complete the audit of our financial statements for the year ended December 31, 2007.   On November 26, 2007, the Board of Directors engaged Ernst & Young LLP as the Registrant’s independent registered public accounting firm for the fiscal year ending December 31, 2007.  The following table presents the fees for both audit and non – audit services rendered for the years ended December 31, 2007 and 2006.

Principal Audit Firm - Ernst & Young LLP
	2007	2006
Audit fees	$180,000	$-
Tax fees	-	-

	$180,000	$-

Predecessor Audit Firm - Hays & Company LLP
	2007	2006
Audit fees	$62,699	$183,900
Tax fees	-	59,017

	$62,699	$242,917

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements
See index to financial statements included as Item 8 to this Annual Report on Form 10-K hereof.

2. Financial Statement Schedules

Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

3. Exhibits:

3.1    Certificate of Limited Liability Company of Registrant (Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-1 filed with the SEC on August 15, 2001 (File No. 333-67638)).

4.1    Amended and Restated Limited Liability Company Agreement of Registrant (Incorporated by reference to Exhibit A to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed with the SEC on October 12, 2001 (File No. 333-67638)).

10.1   Commercial Loan Agreement, by and between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC, dated August 31, 2005 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated August 31, 2005).

10.2   Loan Modification Agreement, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC, dated December 26, 2006 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 29, 2006).

31.1 Rule 13a-14(a)/15d-14(a). Certification of Co-Chief Executive Officer.

31.2 Rule 13a-14(a)/15d-14(a). Certification of Co-Chief Executive Officer.

31.3 Rule 13a-14(a)/15d-14(a). Certification of Chief Financial Officer.

32.1 Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Income Fund Nine, LLC File No. 000-50217 (Registrant) by its Manager, ICON Capital Corp.

Date: April 14, 2008

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President, and Chief Financial Officer
(Co-Principal Executive Officer and Principal Financial Officer)

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President, and Chief Acquisitions Officer
(Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
Sole Manager of the Registrant

Date: April 14, 2008

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President, and Chief Financial Officer
(Co-Principal Executive Officer and Principal Financial Officer)

Date: April 14, 2008

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President, and Chief Acquisitions Officer
(Co-Principal Executive Officer)

Date: April 14, 2008

/s/ Thomas W. Martin
Thomas W. Martin
Chairman and Director

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrant which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to security holders.

75