Form 10-Q
period 2008-03-31
ICON INCOME FUND NINE LLC
filed 2008-05-20
CIK 1157522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended	March 31, 2008

[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from	to

Commission_File_Number_	000-50217

ICON Income Fund Nine, LLC
(Exact name of registrant as specified in its charter)

Delaware	13-4183234
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York	10011-1505
(Address of principal executive offices)	(Zip code)

(212) 418-4700
Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes     [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer’’, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [X] Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

Number of outstanding limited liability company shares of the registrant on April 30, 2008 is 97,955.

Tables of Contents

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Balance Sheets

Assets
	March 31,
	2008	December 31,
	(unaudited)	2007
Current assets
Cash and cash equivalents	$4,054,546	$5,571,481
Current portion of net investments in finance leases	6,027,976	6,116,872
Other current assets	378,868	286,536

Total current assets	10,461,390	11,974,889

Non-current assets
Net investments in finance leases, less current portion	26,879,182	28,572,690
Leased equipment at cost, (less accumulated depreciation of
$7,362,366 and $8,305,473, respectively)	88,504,805	90,457,467
Investments in joint ventures	4,808,812	4,966,239
Investments in unguaranteed residual values	1,142,215	1,312,364
Other non-current assets, net	2,197,291	2,286,518
Due from Affiliate	15,529	-

Total non-current assets	123,547,834	127,595,278

Total Assets	$134,009,224	$139,570,167

Liabilities and Members' Equity

Current liabilities
Current portion of non-recourse long-term debt	$17,608,567	$18,116,357
Interest rate swap contracts	3,343,344	2,016,033
Deferred revenue	391,459	997,116
Due to Manager and Affiliates	74,843	87,475
Accrued expenses and other liabilities	371,715	437,797

Total current liabilities	21,789,928	21,654,778

Non-current liabilities
Non-recourse long-term debt, net of current portion	73,673,620	78,005,924

Total Liabilities	95,463,548	99,660,702

Commitments and contingencies

Members' Equity
Manager	(442,607)	(441,708)
Additional Members	42,272,774	42,361,867
Accumulated other comprehensive loss	(3,284,491)	(2,010,694)

Total Members' Equity	38,545,676	39,909,465

Total Liabilities and Members' Equity	$134,009,224	$139,570,167

See accompanying notes to condensed consolidated financial statements.

Tables of Contents

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue:
Rental income	$4,322,521	$3,620,109
Finance income	1,498,375	1,797,810
Income from investments in joint ventures	14,030	-
Net gain (loss) on sales of equipment and unguaranteed residual values	360,010	(624,848)
Interest and other income	63,542	199,423

Total revenue	6,258,478	4,992,494

Expenses:
Management fees - Manager	441,933	540,359
Administrative expense reimbursements - Manager	149,844	191,832
General and administrative	473,582	215,290
Interest	1,659,758	1,627,461
Depreciation and amortization	1,397,110	1,696,647

Total expenses	4,122,227	4,271,589

Income before Minority Interest	2,136,251	720,905

Minority interest	-	(13,916)

Net income	$2,136,251	$706,989

Net income allocable to:
Additional Members	$2,114,888	$699,919
Manager	21,363	7,070

	$2,136,251	$706,989

Weighted average number of additional
member shares outstanding	97,955	98,102

Net income per weighted average
additional member share	$21.59	$7.13

See accompanying notes to condensed consolidated financial statements.

Tables of Contents

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statement of Changes in Members' Equity

	Additional Member	Additional		Accumulated Other Comprehensive	Total Members'
	Shares	Members	Manager	Loss	Equity
Balance, December 31, 2007	97,955	$42,361,867	$(441,708)	$(2,010,694)	$39,909,465

Net income	-	2,114,888	21,363	-	2,136,251
Change in valuation of interest rate
swap contracts	-	-	-	(1,273,797)	(1,273,797)
Comprehensive income					862,454
Cash distributions to members	-	(2,203,981)	(22,262)	-	(2,226,243)

Period Ended March 31, 2008 (unaudited)	97,955	$42,272,774	$(442,607)	$(3,284,491)	$38,545,676

See accompanying notes to condensed consolidated financial statements.

Tables of Contents

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$2,136,251	$706,989
Adjustments to reconcile net income to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(2,609,810)	(3,206,404)
Finance income	(1,498,375)	(1,797,810)
Income from investments in joint ventures	(14,030)	-
Net (gain) loss on sale of equipment and ungauranteed residual values	(360,010)	624,848
Depreciation and amortization	1,397,110	1,696,647
Interest expense on non-recourse financing paid to lenders by lessees	921,342	1,601,368
Interest expense from amortization of debt financing costs	77,627	26,093
Minority interest	-	13,916
Changes in operating assets and liabilities:
Collection of finance leases	834,330	1,179,798
Other assets, net	(105,047)	(53,942)
Deferred revenue	(605,657)	-
Due to/from Manager and affiliates	(28,161)	(17,092)
Accrued expenses and other liabilities	(66,082)	(182,618)
Distributions to / from joint ventures and minority interest	54,653	-

Net cash provided by operating activities	134,141	591,793

Cash flows from investing activities:
Proceeds from sales of equipment and unguaranteed residual values	458,363	3,951,368
Investments in joint ventures	(7,500)	-
Distributions received from joint ventures	124,304	810,599

Net cash provided by investing activities	575,167	4,761,967

Cash flows from financing activities:
Cash distributions to members	(2,226,243)	(2,229,576)

Net cash used in financing activities	(2,226,243)	(2,229,576)

Net (decrease) increase in cash and cash equivalents	(1,516,935)	3,124,184

Cash and cash equivalents, beginning of the period	5,571,481	19,745,844

Cash and cash equivalents, end of the period	$4,054,546	$22,870,028

See accompanying notes to condensed consolidated financial statements.

Tables of Contents

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2008	2007
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long-term debt
paid directly to lenders by lessees	$5,767,418	$7,356,251
Sale proceeds paid directly to minority interest holder from lessee	$-	$639,000
Repayment of debt directly by lessees to lenders	$673,768	$-

See accompanying notes to condensed consolidated financial statements.

Tables of Contents
ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(1)	Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements of ICON Income Fund Nine, LLC (the “LLC”) have been prepared in accordance with US generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of ICON Capital Corp. (the “Manager”), all adjustments considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2007. The results for the interim period are not necessarily indicative of the results for the full year.

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

The Manager of the LLC was originally formed as a Connecticut corporation.  Effective June 1, 2007, the Manager was reincorporated as a Delaware corporation.  The Manager manages and controls the business affairs of the LLC, including, but not limited to, the equipment leases and financing transactions that the LLC enters into pursuant to the terms of the LLC’s limited liability company agreement (the “LLC Agreement”).  Additionally, the Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC. The LLC invested most of the net proceeds from its offering in equipment subject to leases, equipment financing transactions and residual ownership rights in leased equipment.  After the net offering proceeds were invested, additional investments were made with the cash generated from the LLC’s initial investments to the extent that cash was not needed for expenses, reserves and distributions to members. The investment in additional equipment in this manner was called “reinvestment.”

Tables of Contents
ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(2)	Organization - continued

Effective April 30, 2008, the LLC completed its operating phase. On May 1, 2008, the LLC entered its liquidation period during which the LLC will sell off its assets in the normal course of business.  Equipment returned from expired leases may be leased to third parties rather than sold if, in the Manager’s judgment, the re-lease of the equipment is in the best economic interest of the members.  If the Manager believes it would benefit the members to reinvest the proceeds received from investments in additional investments during the liquidation period, the Manager may do so. The Manager will not receive any acquisition fees on equipment purchased during the liquidation period.

Members’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the additional members and 1% to the Manager until each additional member has (a) received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital contribution account to zero and (b) received, in addition, other distributions and allocations that would provide an 8% per year cumulative return on their outstanding adjusted capital contribution account.  After such time, distributions will be allocated 90% to the additional members and 10% to the Manager.

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

Reclassifications

Certain reclassifications have been made to the accompanying condensed consolidated financial statements in prior periods to conform to the current period presentation.

Derivative Financial Instruments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 157 (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2 (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for one year, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  On February 14, 2008, the FASB issued FSP No. 157-1, which amended SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS No. 157.  SFAS No. 157 and FSP 157-2 are effective for the LLC’s financial statements beginning January 1, 2008.  The LLC adopted the provisions of SFAS No. 157 beginning January 1, 2008 for all financial assets and financial liabilities that are recognized at fair value.

Tables of Contents
ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(3)	Summary of Significant Accounting Policies- continued

Additionally for all non-financial assets and non-financial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis, the LLC has adopted the provisions of FSP 157-2 and delayed the effective date of SFAS No. 157 until January 1, 2009.  The impact of partially adopting SFAS No. 157 effective January 1, 2008 was not material to the condensed consolidated financial statements.

SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
•	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
•	Level 3: Pricing inputs that are generally unobservable and may not be corroborated by market data.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The LLC’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Liabilities:

Derivative Liabilities	$-	$3,343,344	$-	$3,343,344

(1) - quoted prices in active markets for identical assets or liabilities
(2) - observable inputs other than quoted prices in active markets for identical assets and liabilities
(3) - no observable pricing inputs in the market

The LLC’s derivative contracts are valued using models based on readily observable market parameters for all substantial terms of our derivative contracts and are classified within Level 2.  As permitted by SFAS No. 157, the LLC uses market prices and pricing models for fair value measurements of its derivative instruments.  The fair value of the derivative liabilities are recorded in interest rate swap contracts.

Tables of Contents
ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(3)	Summary of Significant Accounting Policies - continued

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115” (“SFAS No. 159”), which permits but does not require the LLC to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The LLC did not elect to fair value any of its financial instruments under the provisions of SFAS No. 159.

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

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and therefore the LLC will be required to provide such disclosures beginning with the interim period ending March 31, 2009.

(4)	Net Investments in Finance Leases

During 2003, the LLC acquired manufacturing equipment on lease to Wildwood Industries, Inc. (“Wildwood”) that was due to expire in February 2007.  Effective March 1, 2007, pursuant to the terms of the lease, the lease with Wildwood was extended for an additional twelve months.  Subject to the terms of the lease renewal, there is a residual interest sharing agreement with a third party broker that was payable when a minimum return on investment was attained, whereby all sales proceeds received above $150,000, will be shared equally with the third party.  As of March 31, 2008, approximately $120,000 was distributed to the third party in accordance with the residual interest sharing agreement.

Tables of Contents
ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(4)	Net Investments in Finance Leases – continued

Net investments in finance leases consisted of the following at March 31, 2008 and December 31, 2007:

	March 31,
	2008	December 31,
	(unaudited)	2007

Minimum rents receivable	$49,999,594	$53,278,914
Estimated residual values	209,400	209,200
Initial direct costs, net	1,445	3,103
Unearned income	(17,303,281)	(18,801,655)

Net investments in finance leases	32,907,158	34,689,562

Less: Current portion of net
investment in finance leases	6,027,976	6,116,872

Net investments in finance leases,
less current portion	$26,879,182	$28,572,690

Non-cancelable minimum annual amounts due on investments in finance leases over the next five years were as follows at March 31, 2008:

Years Ending
December 31,
For April 1 to December 31, 2008	$8,745,469
2009	9,307,500
2010	9,061,125
2011	8,322,000
2012	8,322,000
Thereafter	6,241,500
$49,999,594

Tables of Contents
ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(5)	Leased Equipment at Cost

Leased equipment at cost consisted of the following at March 31, 2008 and December 31, 2007:

	March 31,
	2008	December 31,
	(unaudited)	2007
Aircraft	$51,965,258	$51,965,258
Vessel	40,250,000	40,250,000
Railcars	-	1,265,660
Material handling, telecommunication
and computer equipment	3,651,913	5,282,022

	95,867,171	98,762,940
Less: Accumulated depreciation	(7,362,366)	(8,305,473)

	$88,504,805	$90,457,467

Depreciation expense was $1,371,537 and $1,650,491 for the three months ended March 31, 2008 and 2007, respectively.

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

      ICON Railcar I LLC

 On January 28, 2008, ICON Railcar I, LLC (“ICON Rail”), a wholly-owned subsidiary of the LLC, sold its entire interest in 110 railcars to an unrelated third-party that was currently leasing and operating the railcars and the LLC recognized a gain on the sale of approximately $313,000.  From the proceeds of the sale, approximately $707,000 was used to repay and fully satisfy the debt obligation associated with the original purchase of the railcars.

Lease Terminations and Renewals

During the first quarter of 2008, several operating leases expired.  The lease with Wildwood Industries, Inc. expired on February 28, 2008 and was renewed for a twelve month period commencing March 1, 2008.  The leases with Short Hills Surgical Center and Hudson Crossing Surgical Center each expired on December 31, 2007 and were renewed for a six-month period commencing on January 1, 2008.  Two leases with Advanced Micro Devices, Inc. expired on March 31, 2008. Each lease was renewed for a twelve month period commencing on April 1, 2008.  The terms of all lease renewals were generally consistent with their original terms.

Tables of Contents
ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(5)	Leased Equipment at Cost - continued

Aggregate minimum future rentals receivable from each of the LLC’s non-cancelable operating leases consisted of the following at March 31, 2008:

Years Ending
December 31,
For April 1 to December 31, 2008	$11,213,338
2009	$13,500,184
2010	$12,893,547
2011	$9,463,000

(6)	Investments in Joint Ventures

ICON Aircraft 47820 LLC

ICON Aircraft 47820 LLC (“Aircraft 47820”) was a joint venture between the LLC and Fund Eight B, whose ownership interests were 10% and 90%, respectively. Aircraft 47820 was formed for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft and two spare engines (collectively, the “Aircraft and engines”) on lease to FedEx that expired on March 31, 2007.

On March 30, 2007, Aircraft 47820 sold the Aircraft and engines to FedEx for $5,475,000 and recognized a loss on the sale of the Aircraft and engines of approximately $1,025,000.  The final lease payment was paid to the lender, satisfying all remaining debt obligations.

(7)	Investments in Unguaranteed Residual Values

      On December 31, 2003, the LLC entered into an agreement with Summit Asset Management (a United Kingdom based company) to acquire a 90% interest in the unguaranteed residual values of manufacturing and technology equipment on lease to various lessees located in the United Kingdom. For the three months ended March 31, 2008, the LLC received approximately $217,000 in proceeds from the sale of unguaranteed residual values and recognized a gain of approximately $47,000.

(8)	Non-Recourse Long-Term Debt

On January 28, 2008, in conjunction with the sale by ICON Rail of 110 railcars, the LLC repaid and fully satisfied the note payable related to the original purchase of the railcars.  The total amount repaid to the lender was approximately $707,000, which included approximately $679,000 of outstanding principal and accrued interest and approximately $28,000 of prepayment penalties.

The aggregate maturities of non-recourse long-term debt at March 31, 2008 consisted of the following:

Years Ending
December 31,
For April 1 to December 31, 2008	$13,833,491
2009	15,011,602
2010	15,262,907
2011	36,374,187
2012	5,400,000
Thereafter	5,400,000
$91,282,187

Tables of Contents
ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(9)	Revolving Line of Credit, Recourse

The LLC, along with Fund Eight B, ICON Income Fund Ten, LLC (“Fund Ten”), ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve (entities sponsored and organized by the Manager -  collectively, the “Borrowers”) are parties to a Commercial Loan Agreement (the “Loan Agreement”) with California Bank & Trust (the “Lender”). The Loan Agreement originally provided for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

The Facility was originally set to expire on September 30, 2008 and established (i) the interest rate for advances under the Facility at the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at which United States dollar deposits can be acquired by the Lender at London Interbank Eurocurrency Market Rate (“LIBOR”) plus 2.5%. The interest rate at March 31, 2008 was 5.25%.

The Borrowers were in compliance with the covenants under the Loan Agreement at March 31, 2008.

Aggregate borrowings by all Borrowers under the Facility amounted to $4,255,000 at March 31, 2008. The LLC had no borrowings outstanding under the Facility as of such date.  The balance of $4,255,000 relates to borrowings by Fund Eight B of $1,255,000 and Fund Ten of $3,000,000. Subsequent to March 31, 2008, Fund Ten repaid the outstanding $3,000,000 balance.

On May 1, 2008, the Borrowers entered into a Loan Modification Agreement. The agreement increased the revolving line of credit up to $30,000,000 and extended the expiration date to April 30, 2010. The Borrowers may request a one year extension to the revolving line of credit within 390 days of the expiration date, but the Lender has no obligation to extend. The quarterly commitment fee of 0.5% was reduced to 0.25% on unused commitments under the Facility.

(10)	Transactions with Related Parties

The LLC has entered into certain agreements with its Manager whereby the LLC pays certain fees and reimbursements. In accordance with the terms of these agreements, the LLC will pay the Manager (i) management fees ranging from 1% to 7% based on a percentage of the rentals recognized either directly by the LLC or through its joint ventures, and (ii) acquisition fees, through the end of the operating period, of 3% of the gross value of the LLC’s acquisition transactions.  In addition, the Manager will be reimbursed for administrative expenses incurred in connection with the LLC’s operations.

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

Tables of Contents
ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(10)	Transactions with Related Parties - continued

Administrative expense reimbursements are costs incurred by the Manager that are necessary to the LLC’s operations.  These costs include the Manager’s legal, accounting, investor relations and operations personnel, as well as professional fees and other costs that are charged to the LLC based upon the percentage of time such personnel dedicate to the LLC.  Excluded are salary and related costs, travel expenses and other administrative costs incurred by the individual with a controlling interest in the Manager or expenses for rent, depreciation or utilities of the Manager.

The Manager also has a 1% interest in the LLC’s profits, losses, distributions and liquidation proceeds. The LLC paid distributions to the Manager of $22,262 for the three months ended March 31, 2008. The Manager’s interest in the LLC’s net income for the three months ended March 31, 2008 and 2007 was $21,363 and $7,070, respectively.

Fees and other expenses paid or accrued by the LLC to the Manager for the three months ended March 31, 2008 and 2007 were as follows:

			Three Months Ended
			March 31, (unaudited)
Entity	Capacity	Description	2008	2007
ICON Capital Corp.	Manager	Management fees (1)	$441,933	$540,359
ICON Capital Corp.	Manager	Administrative expense reimbursements (1)	149,844	191,832
			$591,777	$732,191

(1) Amount charged directly to operations.

At March 31, 2008, the LLC had a payable of $74,843 due to the Manager, relating to administrative expense reimbursements.

Tables of Contents

Item 2. Manager’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and current financial position. This discussion should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report, Part II, Item 1A. Risk Factors and the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include ICON Income Fund Nine, LLC and its consolidated subsidiaries.

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA and, other than as required by law, we assume no obligation to update or supplement such statements.  Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected. We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

We operate as an equipment leasing program in which the capital our members invested was pooled together to make investments, pay fees and establish a small reserve. We primarily engage in the business of purchasing equipment and leasing it to third-party end users or financing equipment for third parties and to a lesser extent, acquire ownership rights to items of leased equipment at lease expiration. Some of our equipment leases are acquired for cash and are expected to provide current cash flow, which we refer to as “income” leases. For the other equipment leases, we finance the majority of the purchase price. We refer to these leases as “growth” leases. These growth leases generate little or no current cash flow because substantially all of the rental payments received from a lessee service the indebtedness associated with acquiring or financing the lease. We anticipate that the future value of the leased equipment will exceed our cash portion of the purchase price.

We completed our operating period on April 30, 2008 and have entered our liquidation period effective May 1, 2008.  During our liquidation period, we will sell our assets in the ordinary course of business. As we begin to sell our assets, both rental income and finance income will decrease over time as will expenses related to our assets such as depreciation and amortization expense. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and the debt is repaid to the lenders. As leased equipment is sold, we will experience both gains and losses on these sales.

Tables of Contents

At March 31, 2008, our portfolio, which we hold either directly or through joint venture investments with affiliates and others, consisted primarily of the following equipment subject to lease:

Air Transportation Equipment

•
We have a 100% interest in one Airbus A340-313X aircraft (“Cathay 128”) and a 50% interest in a second Airbus A340-313X aircraft (“Cathay 126”), both on lease to Cathay Pacific Airways Limited (“Cathay”).  The lease for Cathay 128 expires on December 1, 2011 and the lease for Cathay 126 expires on July 1, 2011.

Shipping

•	We have a 100% interest in three car and truck carrying vessels on bareboat charter to Wilhelmsen Lines Shipowning AS. The terms of the bareboat charters run through December 22, 2013.

•
We have a 100% interest in the Samar Spirit, a product tanker, which is subject to a bareboat charter with an affiliate of the Teekay Corporation (“Teekay”) that expires in July 2011. We made a total capital contribution of approximately $16,922,000, of which approximately $54,000 relates to legal fees we paid on behalf of ICON Samar, LLC (“ICON Samar”), our wholly-owned subsidiary.

Manufacturing Industry

•
We have a 100% interest in several leases relating to microprocessor manufacturing devices and semi-conductor memory testing equipment on lease with Advanced Micro Devices, Inc. (“AMD”) with original expiration dates of June 30, 2007 and July 30, 2007, respectively.  The lease that expired on June 30, 2007 has been extended for an additional twelve months, and the leases that expired on July 30, 2007 have been extended on a month-to-month basis.

•	We have a 100% interest in several leases for various manufacturing equipment on lease to Wildwood Industries, Inc. The leases expire on various dates between April 2007 and September 2008.

Digital Mini-Labs

•
During December 2004, we acquired four Noritsu QSS 3011 digital mini-labs subject to leases with Rite Aid Corporation. The leases expire during November 2008.  Our Manager anticipates all of the digital mini-labs that are subject to lease with Rite Aid will be returned by December 2008.

Telecommunications Equipment

•
We have a 14.4% interest in ICON Global Crossing II, LLC (“Global Crossing II”), which purchased telecommunications equipment from various vendors, which was then leased to Global Crossing Telecommunications, Inc. and Global Crossing North American Networks, Inc. (collectively, the “Global Crossing Group”).  The lease expires on October 31, 2010.

Lease and Other Significant Transactions

Sale of Railcars

On January 28, 2008, ICON Railcar I, LLC (“ICON Rail”), our wholly-owned subsidiary, sold its entire interest in 110 railcars to an unrelated third-party that was leasing and operating the railcars.  The railcars were sold and we recognized a gain on the sale of approximately $313,000.

Tables of Contents

Sale of McDonnell Douglas DC-10-30F aircraft

We had an 85% interest in ICON Aircraft 46835 LLC (“Aircraft 46835”).  Aircraft 46835 was a joint venture with ICON Income Fund Eight B, L.P. (“Fund Eight B”).  On March 30, 2007 Aircraft 46835 sold a McDonnell Douglas DC-10-30F aircraft on lease to Federal Express Corporation (“FedEx”) for $4,260,000 and recognized a loss on sale of approximately $640,000.

Lease Renewal of Manufacturing Equipment

During the first quarter of 2008, several operating leases expired.  Our lease with Wildwood Industries, Inc. expired on February 28, 2008 and was renewed for a twelve month period commencing March 1, 2008.  Our leases with Short Hills and Hudson Crossing expired on December 31, 2007 and were each renewed for a six-month period commencing on January 1, 2008.  Two leases with AMD expired on March 31, 2008. Each was renewed for a twelve month period commencing on April 1, 2008.  The terms of all leases renewals were materially consistent with their original terms.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115” (“SFAS No. 159”), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings, as we did not elect to fair value any of its financial instruments under the provisions of SFAS No. 159.

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

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and therefore we will be required to provide such disclosures beginning with the interim period ending March 31, 2009.

Tables of Contents

Results of Operations for the Three Months Ended March 31, 2008 (the “2008 Quarter”) and 2007 (the “2007 Quarter”)

Revenue for the 2008 Quarter and the 2007 Quarter are summarized as follows:

	Three Months Ended March 31,
	2008	2007	Change
Rental income	$4,322,521	$3,620,109	$702,412
Finance income	1,498,375	1,797,810	(299,435)
Income from investments in joint ventures	14,030	-	14,030
Net gain (loss) on sale of equipment and ungauranteed residual values	360,010	(624,848)	984,858
Interest and other income	63,542	199,423	(135,881)

Total revenue	$6,258,478	$4,992,494	$1,265,984

Total revenue for the 2008 Quarter increased by $1,265,984, or 25.4%, as compared to the 2007 Quarter. The increase in revenue was primarily due to the increase in rental income, as well as the increase in gain on sale of equipment and ungauranteed residual values.  The increase in rental income was primarily due to the addition of a bareboat charter with Teekay in July 2007 through ICON Samar.  In addition, several direct financing leases were reclassified to operating leases during 2007 at the time of lease renewal. The increase in gain on sale of equipment is primarily due to the gain on the sale of railcars owned by ICON Rail during the 2008 Quarter, as compared to a net loss for the 2007 Quarter related to the sale of the assets owned by Aircraft 46835. These increases were offset by decreases in finance income and interest and other income.  Finance income decreased as a result of the timing of revenue recognition for leases classified as direct finance leases.  Interest and other income decreased primarily as a result of our lower cash balances in interest bearing accounts during the 2008 Quarter as compared to the 2007 Quarter, primarily from the use of cash to invest in ICON Samar.

Expenses for the 2008 Quarter and the 2007 Quarter are summarized as follows:

	Three Months Ended March 31,
	2008	2007	Change
Management fees - Manager	$441,933	$540,359	$(98,426)
Administrative expense reimbursements - Manager	149,844	191,832	(41,988)
General and administrative	473,582	215,290	258,292
Interest	1,659,758	1,627,461	32,297
Depreciation and amortization	1,397,110	1,696,647	(299,537)

Total expenses	$4,122,227	$4,271,589	$(149,362)

Total expenses for the 2008 Quarter decreased by $149,362, or 3.5%, from the 2007 Quarter. Lower expenses were primarily due to the decrease in depreciation and amortization and lower fees to our Manager. The decrease in both the fees to our Manager as well as depreciation and amortization expense was due to our lease terminations and sale of the assets owned by Aircraft 46835 and ICON Rail. The decrease was partly offset by an increase in general and administrative expenses due to the additional expense related to two residual interest sharing agreements for the 2008 Quarter.

Net Income

As a result of the foregoing factors, the net income for the 2008 and 2007 Quarter was $2,136,251 and $706,989, respectively. The net income per weighted average number of additional members’ shares outstanding for the 2008 Quarter and 2007 Quarter was $21.59 and $7.13, respectively.

Tables of Contents

Financial Condition

This section discusses the major balance sheet variances at March 31, 2008 compared to December 31, 2007.

Total Assets

Total assets decreased $5,560,943 from $139,570,167 at December 31, 2007 to $134,009,224 at March 31, 2008. The decrease was primarily due to the depreciation of our leased equipment and the use of cash for distributions to our Additional Members and Manager.

Current Assets

Current assets decreased $1,513,499 from $11,974,889 at December 31, 2007 to $10,461,390 at March 31, 2008.  The decrease was primarily from the use of cash for distributions to our Additional Members and Manager

Total Liabilities

Total liabilities decreased $4,197,154 from $99,660,702 at December 31, 2007 to $95,463,548 at March 31, 2008. The decrease was primarily due to the repayment of the outstanding balance on the non-recourse debt obligation from the sale of railcars owned by ICON Rail and additional pay down of debt through the normal course of business.

Current Liabilities

Current liabilities increased $135,150 from $21,654,778 at December 31, 2007 to $21,789,928 at March 31, 2008. The increase was primarily due to the increase in our liability related to our interest rate swap contracts which was offset by decreases in the current portion of our non-recourse long-term debt as ICON Rail’s debt was paid in full and decreases in our deferred rental income related to timing differences in revenue recognition between periods.

Members’ Equity

Members’ Equity decreased $1,363,789 from $39,909,465 at December 31, 2007 to $38,545,676 at March 31, 2008. The decrease was primarily due to the change in the valuation of our interest rate swap contracts and distributions to our Additional Members and Manager offset by the results of operations.

Liquidity and Capital Resources

Sources and Uses of Cash

At March 31, 2008 and 2007, we had cash and cash equivalents of $4,054,546 and $22,870,028, respectively. During our reinvestment period, our main source of cash has been from the proceeds from sales of equipment, which we expect to continue during the liquidation period. During our reinvestment period, our main use of cash has been from financing activities, principally distributions to members, which we anticipate will continue during the liquidation period.

Operating Activities

Sources of Cash

Our net cash provided by operating activities in the 2008 Quarter was $134,141, primarily from the collection of finance lease receivables relating to the Wildwood and AMD leases as well as from operating lease receivables related to the Short Hills, Hudson and Rite Aid leases.

Tables of Contents

Our net cash from operating activities in the 2007 Quarter was $591,793, primarily from the collection of non -financed receivables relating to the Wildwood and AMD leases.

Investing Activities

Sources of Cash

Our primary source of cash from investing activities in the 2008 Quarter consisted of net proceeds from the sales of equipment of approximately $241,000 from the sale of the railcars on lease to ICON Rail, and approximately $217,000 on the sale of investments in unguaranteed residual values. We also received distributions representing the return of capital from joint ventures of $124,000.

Our primary source of cash from investing activities in the 2007 Quarter consisted of proceeds from the sales of equipment of approximately $4,000,000 (which consisted of approximately $3,700,000 received on the sale of the FedEx aircraft, and $300,000 on the sale of Investments in Unguaranteed Residual Values) and distributions received from joint ventures of approximately $811,000.

Financing Activities

Uses of cash

Our primary uses of cash relating to financing activities in the 2008 Quarter were the cash distributions paid to our members of $2,226,243.

Our use of cash relating to financing activities in the 2007 Quarter was distributions to our members of $2,229,576.

Financings and Borrowings

We have non-recourse debt obligations consisting of notes payable in which the lenders have a security interest in the equipment and an assignment of the rental payments under the leases. The lenders are being paid directly by the lessees. The outstanding balance of our non-recourse debt was $91,282,187 and $96,122,281 at March 31, 2008 and December 31, 2007, respectively.

Revolving Line of Credit, Recourse

We, along with Fund Eight B, ICON Income Fund Ten, LLC, (“Fund Ten”), Fund Eleven, LLC and ICON Income Fund Twelve, LLC (entities sponsored and organized by the Manager - collectively, the “Borrowers”) are parties to a Commercial Loan Agreement (the “Loan Agreement”) with California Bank & Trust (the “Lender”). The Loan Agreement provided for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

The Facility was set to expire on September 30, 2008 and established (i) the interest rate for advances under the Facility at the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at which United States dollar deposits can be acquired by the Lender at the London Interbank Eurocurrency Market Rate (“LIBOR”) plus 2.5%. The interest rate at March 31, 2008 was 5.25%.

The Borrowers were in compliance with the covenants under the Loan Agreement at March 31, 2008.

Tables of Contents

Aggregate borrowings by all Borrowers under the Facility amounted to $4,255,000 at March 31, 2008. We had no borrowings outstanding under the Facility as of such date.  The balance of $4,255,000 relates to borrowings by Fund Eight B of $1,255,000 and Fund Ten of $3,000,000. Subsequent to March 31, 2008, Fund Ten repaid the outstanding $3,000,000 balance.

On May 1, 2008, the Borrowers entered into a Loan Modification Agreement. The agreement increased the revolving line of credit up to $30,000,000 and extended the expiration date to April 30, 2010. The Borrowers may request a one year extension to the revolving line of credit within 390 days of the expiration date, but the Lender has no obligation to extend. The quarterly commitment fee of 0.5% will be reduced to 0.25% on unused commitments under the Facility.

Our Manager believes that with the cash we have currently available, cash being generated from our leases and the proceeds from equipment and asset sales, we have sufficient cash to continue our operations into the foreseeable future. We have the ability to borrow funds under the Facility, if necessary. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessees’ business that are beyond our control.  See “Part II, Item 1A.  Risk Factors.”

Distributions

We pay monthly distributions to our members beginning with the first month after the member’s admission through the termination of our operating period, which was April 30, 2008. We paid distributions to our additional members of $2,203,981 for the 2008 Quarter. Additionally, we paid distributions to our Manager of $22,262 for the 2008 Quarter.

Contractual Obligations and Commitments and Off Balance Sheet Transactions

At March 31, 2008, we had non-recourse debt obligations. The lenders have security interests in the equipment relating to each non-recourse debt instrument and an assignment of the rental payments under the leases associated with the equipment.  If the lessee were to default on the lease, the equipment would be returned to the lender in order to satisfy the non-recourse debt.  At March 31, 2008, and December 31, 2007, our outstanding indebtedness was $91,282,187 and $96,122,281, respectively.  We are a party to the Facility, as discussed in the financing and borrowings section above. At March 31, 2008, we had no borrowings under the Facility.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We, like most other companies, are exposed to certain market risks, which include changes in interest rates and the demand for equipment (and the related residuals) owned by us.  We believe that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations.  There are no other material changes to the disclosure related to these items since the filing of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended March 31, 2008, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

Tables of Contents

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Tables of Contents

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended March 31, 2008.

Item 5.  Other Information

Not Applicable.

Tables of Contents

Item 6. Exhibits

3.1
Certificate of Limited Liability Company of ICON Income Fund Nine, LLC.  (Incorporated by reference to Exhibit 4.3 to Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on February 28, 2003 File No. 000-50217).

4.1
ICON Income Fund Nine, LLC Amended and Restated Operating Agreement. (Incorporated by reference to Exhibit A to post-effective Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on June 2, 2003 File No. 000-50217).

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

10.3
Loan Modification Agreement dated as of May 1, 2008 between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC.

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

Tables of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

File No. 000-50217
ICON Capital Corp.
Sole Manager of the Registrant

May 20, 2008

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

May 20, 2008

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

May 20, 2008

/s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer (Principal Financial Officer)

25