Form 10-Q
period 2008-06-30
ICON INCOME FUND NINE LLC
filed 2008-08-08
CIK 1157522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended	June 30, 2008
or
[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from	to

Commission_File_Number_	000-50217

ICON Income Fund Nine, LLC
(Exact name of registrant as specified in its charter)

Delaware	13-4183234
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York	10011-1505
(Address of principal executive offices)	(Zip code)

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

Number of outstanding limited liability company shares of the registrant on July 31, 2008 is 97,955.

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Balance Sheets

Assets
	June 30,
	2008	December 31,
	(unaudited)	2007
Current assets
Cash and cash equivalents	$2,614,123	$5,571,481
Current portion of net investment in finance leases	5,429,687	6,116,872
Other current assets	338,808	286,536

Total current assets	8,382,618	11,974,889

Non-current assets
Net investment in finance leases, less current portion	25,731,612	28,572,690
Leased equipment at cost (less accumulated depreciation of
$10,423,637 and $8,305,473, respectively)	83,157,092	90,457,467
Investments in joint ventures	2,695,520	4,966,239
Investments in unguaranteed residual values	949,771	1,312,364
Other non-current assets, net	2,142,890	2,286,518
Due from affiliate	15,530	-

Total non-current assets	114,692,415	127,595,278

Total Assets	$123,075,033	$139,570,167

Liabilities and Members' Equity

Current liabilities
Current portion of non-recourse long-term debt	$16,162,249	$18,116,357
Interest rate swap contracts	1,960,081	2,016,033
Deferred revenue	437,581	997,116
Due to Manager and affiliates	-	87,475
Accrued expenses and other current liabilities	310,119	437,797

Total current liabilities	18,870,030	21,654,778

Non-current liabilities
Non-recourse long-term debt, net of current portion	70,492,023	78,005,924

Total Liabilities	89,362,053	99,660,702

Commitments and contingencies

Members' Equity
Manager	(504,918)	(441,708)
Additional Members	36,104,056	42,361,867
Accumulated other comprehensive loss	(1,886,158)	(2,010,694)

Total Members' Equity	33,712,980	39,909,465

Total Liabilities and Members' Equity	$123,075,033	$139,570,167

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Rental income	$4,085,129	$2,017,439	$8,407,650	$5,637,548
Finance income	1,424,825	1,731,626	2,923,200	3,529,436
(Loss) income from investments in joint ventures	(1,979,535)	49,909	(1,965,505)	49,909
Net gain on sales of equipment	91,844	2,937,904	451,854	2,313,056
Interest and other income	75,695	243,807	139,237	443,230

Total revenue	3,697,958	6,980,685	9,956,436	11,973,179

Expenses:
Management fees - Manager	84,536	373,860	526,469	914,219
Administrative expense reimbursements - Manager	-	177,854	149,844	369,686
General and administrative	706,543	129,133	1,180,125	344,423
Interest	1,521,696	1,510,093	3,181,454	3,111,461
Depreciation and amortization	1,523,430	943,402	2,920,540	2,666,142
Impairment loss	3,866,551	-	3,866,551	-

Total expenses	7,702,756	3,134,342	11,824,983	7,405,931

(Loss) income before minority interest	(4,004,798)	3,846,343	(1,868,547)	4,567,248

Minority interest	-	-	-	(13,916)

Net (loss) income	$(4,004,798)	$3,846,343	$(1,868,547)	$4,553,332

Net (loss) income allocable to:
Additional Members	$(3,964,750)	$3,807,880	$(1,849,862)	$4,507,799
Manager	(40,048)	38,463	(18,685)	45,533

	$(4,004,798)	$3,846,343	$(1,868,547)	$4,553,332

Weighted average number of additional
member shares outstanding	97,955	98,097	97,955	98,099

Net (loss) income per weighted average
additional member share	$(40.48)	$38.82	$(18.88)	$45.95

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Changes in Members' Equity

				Accumulated
	Additional Member	Additional		Other Comprehensive	Total Members'
	Shares	Members	Manager	Loss	Equity
Balance, December 31, 2007	97,955	$42,361,867	$(441,708)	$(2,010,694)	$39,909,465

Net income	-	2,114,888	21,363	-	2,136,251
Change in valuation of interest rate
swap contracts	-	-	-	(1,273,797)	(1,273,797)
Comprehensive income					862,454
Cash distributions to members	-	(2,203,981)	(22,262)	-	(2,226,243)

Period Ended March 31, 2008 (unaudited)	97,955	$42,272,774	$(442,607)	$(3,284,491)	$38,545,676

Net loss	-	(3,964,750)	(40,048)	-	(4,004,798)
Change in valuation of interest rate
swap contracts	-	-	-	1,398,333	1,398,333
Comprehensive loss					(2,606,465)
Cash distributions to members	-	(2,203,968)	(22,263)	-	(2,226,231)

Period Ended June 30, 2008 (unaudited)	97,955	$36,104,056	$(504,918)	$(1,886,158)	$33,712,980

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(1,868,547)	$4,553,332
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(5,791,810)	(5,165,464)
Finance income	(2,923,200)	(3,529,436)
Loss (income) from investments in joint ventures	1,965,505	(49,909)
Net gain on sale of equipment	(451,854)	(2,313,056)
Depreciation and amortization	2,920,540	2,616,809
Interest expense from amortization of debt financing costs	117,854	49,333
Interest expense on non-recourse financing paid directly
to lenders by lessees	1,890,497	3,172,605
Impairment loss	3,866,551	-
Minority interest	-	13,916
Changes in operating assets and liabilities:
Collection of finance leases	1,604,058	1,829,311
Other assets, net	(92,125)	140,803
Deferred revenue	(559,535)	(332,288)
Due to/from Manager and affiliates	(103,005)	(94,337)
Accrued expenses and other current liabilities	(127,678)	233,715
Distributions to/from joint ventures and minority interest	93,945	-

Net cash provided by operating activities:	541,196	1,125,334

Cash flows from investing activities:
Proceeds from sales of equipment	742,651	9,105,034
Investments in joint ventures	(15,000)	(11,519)
Distributions received from joint ventures	226,269	1,099,442

Net cash provided by investing activities	953,920	10,192,957

Cash flows from financing activities:
Cash distributions to members	(4,452,474)	(4,459,098)
Repayment of non-recourse long-term debt	-	(1,526,555)
Cash paid for additional members' shares redeemed	-	(6,217)

Net cash used in financing activities	(4,452,474)	(5,991,870)

Net (decrease) increase in cash and cash equivalents	(2,957,358)	5,326,421

Cash and cash equivalents, beginning of the period	5,571,481	19,745,844

Cash and cash equivalents, end of the period	$2,614,123	$25,072,265

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2008	2007
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long-term debt
paid directly to lenders by lessees	$12,689,272	$12,388,179
Sale proceeds paid directly to minority interest holder from lessee	$-	$639,000

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
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

The condensed consolidated financial statements include the accounts of the LLC and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

The LLC was formed on July 11, 2001 as a Delaware limited liability company.  The LLC is engaged in one business segment, the business of purchasing equipment and leasing it to third-party end users, providing equipment and other financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.  The LLC will continue until December 31, 2020, unless terminated sooner.

The Manager of the LLC is a Delaware corporation.  The Manager manages and controls the business affairs of the LLC, including, but not limited to, the equipment leases and financing transactions that the LLC enters into pursuant to the terms of the LLC’s amended and restated limited liability company agreement, as amended (the “LLC Agreement”).  Additionally, the Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC. The LLC invested most of the net proceeds from its offering in equipment subject to leases, equipment financing transactions and residual ownership rights in leased equipment.  After the net offering proceeds were invested, additional investments were made with the cash generated from the LLC’s initial investments to the extent that cash was not needed for expenses, reserves or distributions to members. The investment in additional equipment in this manner was called “reinvestment.”

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(2)	Organization - continued

Effective April 30, 2008, the LLC completed its operating phase. On May 1, 2008, the LLC entered its liquidation period during which the LLC will sell off its assets in the normal course of business.  Equipment returned from expired leases may be leased to third parties rather than sold if, in the Manager’s judgment, the re-lease of the equipment is in the best economic interest of the members.  If the Manager believes it would benefit the members to reinvest the proceeds received from the sale of assets in additional investments during the liquidation period, the Manager may do so. The Manager will not receive any acquisition fees on equipment purchased during the liquidation period.

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

(3)	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the accompanying condensed consolidated financial statements in prior periods to conform to the current period presentation.

Derivative Financial Instruments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Accounting for Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2 (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for one year, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  On February 14, 2008, the FASB issued FSP No. 157-1, which amended SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS No. 157.  SFAS No. 157 and FSP 157-2 are effective for the LLC’s financial statements beginning January 1, 2008.  The LLC adopted the provisions of SFAS No. 157 beginning January 1, 2008 for all financial assets and financial liabilities that are recognized at fair value.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(3)	Summary of Significant Accounting Policies - continued

Additionally for all non-financial assets and non-financial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis, the LLC has adopted the provisions of FSP 157-2 and delayed the effective date of SFAS No. 157 until January 1, 2009.  The Manager believes that the impact of partially adopting SFAS No. 157 effective January 1, 2008 is not material to the condensed consolidated financial statements.

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

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Liabilities:

Derivative Liabilities	$-	$1,960,081	$-	$1,960,081

(1) quoted prices in active markets for identical assets or liabilities
(2) observable inputs other than quoted prices in active markets for identical assets and liabilities
(3) no observable pricing inputs in the market

The LLC’s derivative contracts are valued using models based on readily observable market parameters for all substantial terms of the LLC’s derivative contracts and are classified within Level 2.  As permitted by SFAS No. 157, the LLC uses market prices and pricing models for fair value measurements of its derivative instruments.  The fair value of the derivative liabilities was recorded in interest rate swap contracts.

Asset Impairments

The significant assets in the LLC’s portfolio are periodically reviewed, no less frequently than annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, the LLC will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future cash outflows expected to be necessary to obtain those inflows.  If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statement of operations in the period the determination is made.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(3)	Summary of Significant Accounting Policies - continued

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115” (“SFAS No. 159”), which permits but does not require the LLC to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The LLC has not elected to fair value any of its financial instruments under the provisions of SFAS No. 159.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and, therefore, the LLC will be required to provide such disclosures beginning with the interim period ending March 31, 2009.

(4)	Net Investment in Finance Leases

During 2003, the LLC acquired manufacturing equipment on lease to Wildwood Industries, Inc. (“Wildwood”), which lease was originally due to expire in February 2007.  Effective March 1, 2007, pursuant to the terms of the lease, the lease with Wildwood was extended for an additional twelve months.  Effective March 1, 2008, this lease was extended for an additional twelve months and was reclassified as an operating lease. Subject to the terms of the lease renewal, there is a residual interest sharing agreement with a third party broker, payable upon attainment of a minimum return on investment, whereby all sales proceeds received above $150,000 will be shared equally with the third party.  For the three and six months ended June 30, 2008, approximately $243,000 and $531,000, respectively, was distributed to the third party in accordance with the residual interest sharing agreement.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(4)	Net Investment in Finance Leases – continued

Net investment in finance leases consisted of the following at June 30, 2008 and December 31, 2007:

	June 30,
	2008	December 31,
	(unaudited)	2007

Minimum rents receivable	$46,829,664	$53,278,914
Estimated residual values	209,200	209,200
Initial direct costs, net	890	3,103
Unearned income	(15,878,455)	(18,801,655)

Net investment in finance leases	31,161,299	34,689,562

Less: Current portion of net
investment in finance leases	5,429,687	6,116,872

Net investment in finance leases,
less current portion	$25,731,612	$28,572,690

Non-cancelable minimum annual amounts due on investment in finance leases over the next five years were as follows at June 30, 2008:

Years Ending
December 31,
For July 1 to December 31, 2008	$5,575,539
2009	9,307,500
2010	9,061,125
2011	8,322,000
2012	8,322,000
Thereafter	6,241,500
$46,829,664

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(5)	Leased Equipment at Cost

Leased equipment at cost consisted of the following at June 30, 2008 and December 31, 2007:

	June 30,
	2008	December 31,
	(unaudited)	2007
Aircraft	$51,965,258	$51,965,258
Vessel	40,250,000	40,250,000
Railcars	-	1,265,660
Material handling, telecommunication
and computer equipment	5,232,022	5,282,022

	97,447,280	98,762,940
Less: Accumulated depreciation	(10,423,637)	(8,305,473)
Less: Accumulated impairment	(3,866,551)	-

	$83,157,092	$90,457,467

Depreciation expense was $1,481,162 and $2,852,701 for the three and six months ended June 30, 2008, respectively.  Depreciation expense was $865,137 and $1,859,826 for the three and six months ended June 30, 2007, respectively.

ICON Aircraft 46835, LLC

 ICON Aircraft 46835, LLC (“Aircraft 46835”) was a joint venture between the LLC and ICON Income Fund Eight B, L.P. (“Fund Eight B”), an entity also managed by the Manager, which had ownership interests of 85% and 15%, respectively. Aircraft 46835 was formed for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft (the “Aircraft”) on lease to Federal Express Corporation (“FedEx”). On March 30, 2007, Aircraft 46835 sold the Aircraft to FedEx for $4,260,000 and recognized a loss on the sale of the Aircraft of approximately $640,000.  The final lease payment was made to the lender, satisfying all remaining debt obligations.

ICON Aircraft 128, LLC

In light of unprecedented high fuel prices and the related impact on the airline industry, on June 30, 2008, the Manager reviewed the LLC’s investment in an Airbus A340-313X, a four engine aircraft (“Aircraft 128”) in ICON Aircraft 128, LLC (“ICON 128”), a wholly-owned subsidiary. In accordance with the provisions of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and based upon recent changes in the airline industry, the Manager determined the aircraft owned by ICON 128 was impaired.

The following factors, among others, indicated that the full residual value of Aircraft 128 might not be recoverable: (i) indications that lenders are willing to finance less of the acquisition cost of four-engine aircraft, which is increasing with each dollar rise of the price of fuel, thereby undermining the residual value expectations of such aircraft; (ii) the rising cost of fuel is increasing the operating costs of four-engine aircraft and similar capacity twin-engine aircraft, thereby making such aircraft less attractive investments at this time and thereby depressing the current market for Aircraft 128; and (iii) the likelihood of aircraft operators switching to more efficient aircraft, thereby depressing the market for Aircraft 128.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(5)	Leased Equipment at Cost - continued

Based on the Manager’s review, the residual value of Aircraft 128 exceeded the expected undiscounted future cash flows of Aircraft 128 and, as a result, the LLC recognized an impairment charge representing the difference between the aircraft residual value and the fair market value of Aircraft 128. The fair market value of Aircraft 128 was determined using a market approach, a recent appraisal for Aircraft 128 and recent sales of similar aircraft, as well as other factors, including those discussed above.  As a result, the LLC recognized an impairment loss on Aircraft 128 of $3,866,551.

      ICON Railcar I, LLC

 On January 28, 2008, ICON Railcar I, LLC (“ICON Rail”), a wholly-owned subsidiary of the LLC, sold its entire interest in 110 railcars to an unrelated third-party that was leasing and operating the railcars. The LLC recognized a gain on the sale of approximately $313,000. Approximately $707,000 of the sales proceeds was used to repay and fully satisfy the debt obligation associated with the original purchase of the railcars.

Lease Terminations and Renewals

During the six months ended June 30, 2008, several operating leases expired.  A lease with Wildwood expired on February 28, 2008 and was renewed for a twelve-month period commencing March 1, 2008.  Leases with Short Hills Surgical Center (“Short Hills”) and Hudson Crossing Surgical Center (“Hudson Crossing”) each expired on December 31, 2007 and were renewed for a six-month period commencing on January 1, 2008.  On July 1, 2008, Short Hills renewed its lease for an additional eighteen months.  The new lease, which expires on December 31, 2009, has been reclassified as a direct financing lease.  Hudson Crossing’s lease continues on a month-to-month basis. Two leases with Spansion, LLC (“Spansion”) expired on March 31, 2008. Each lease was renewed for a fifteen month period commencing on April 1, 2008. A third lease with Spansion expired on June 30, 2008 and was renewed for an additional twelve months, effective July 1, 2008.

Aggregate annual minimum future rentals receivable from each of the LLC’s non-cancelable operating leases consisted of the following at June 30, 2008:

Years Ending
December 31,
For July 1 to December 31, 2008	$7,139,822
2009	$13,500,184
2010	$12,893,547
2011	$9,463,000

(6)	Investments in Joint Ventures

ICON Aircraft 126, LLC

ICON Aircraft 126, LLC (“ICON 126”) is a joint venture between the LLC and Fund Eight B, which was formed for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited, a Cayman Islands registered company that owns, through an owner trust, an Airbus A340-313X aircraft (“Aircraft 126”) that is on lease to Cathay. The lease is scheduled to expire on July 1, 2011.  The LLC and Fund Eight B each have a 50% interest in ICON 126.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(6)	Investments in Joint Ventures - continued

In light of unprecedented high fuel prices and the related impact on the airline industry, on June 30, 2008, the Manager reviewed the LLC’s investment in Aircraft 126.  In accordance with the provisions of SFAS No. 144 and based upon recent changes in the airline industry, the Manager determined the aircraft owned by ICON 126 was impaired.

The following factors, among others, indicated that the full residual value of Aircraft 126 might not be recoverable: (i) indications that lenders are willing to finance less of the acquisition cost of four-engine aircraft, which is increasing with each dollar rise of the price of fuel, thereby undermining the residual value expectations of such aircraft; (ii) the rising cost of fuel is increasing the operating costs of four-engine aircraft and similar capacity twin-engine aircraft, thereby making such aircraft less attractive investments at this time and thereby depressing the current market for Aircraft 126; and (iii) the likelihood of aircraft operators switching to more efficient aircraft, thereby depressing the market for Aircraft 126.

Based on the Manager’s review, the residual value of Aircraft 126 exceeded the expected undiscounted future cash flows of Aircraft 126 and, as a result, ICON126 recognized an impairment representing the difference between the aircraft residual value and the fair market value of Aircraft 126. The fair market value of Aircraft 126 was generally determined using a market approach, a recent appraisal for Aircraft 126 and recent sales of similar aircraft, as well as other factors, including those discussed above.  As a result, ICON 126 recognized an impairment loss on Aircraft 126 of approximately $3,900,000, of which the LLC’s share was approximately $1,950,000.

ICON Aircraft 47820, LLC

ICON Aircraft 47820, LLC (“Aircraft 47820”) was a joint venture between the LLC and Fund Eight B, which had ownership interests of 10% and 90%, respectively. Aircraft 47820 was formed for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft and two spare engines (collectively, the “Aircraft and Engines”) on lease to FedEx. On March 30, 2007, Aircraft 47820 sold the Aircraft and engines to FedEx for $5,475,000 and recognized a loss on the sale of the Aircraft and engines of approximately $1,025,000 of which the LLC’s share was approximately $102,500.  The final lease payment was paid to the lender, satisfying all remaining debt obligations.

(7)	Investments in Unguaranteed Residual Values

On December 31, 2003, the LLC entered into an agreement with Summit Asset Management (a United Kingdom based company) to acquire a 90% interest in the unguaranteed residual values of manufacturing and technology equipment on lease to various lessees located in the United Kingdom.

For the three and six months ended June 30, 2008, the LLC received approximately $284,000 and $501,000, respectively, in proceeds from the sale of unguaranteed residual values and recognized a net gain of approximately $92,000 and $139,000, respectively.  For the three and six months ended June 30, 2007, the LLC received approximately $200,000 and $500,000, respectively, in proceeds from the sale of unguaranteed residual values and recognized a net loss of approximately $132,000 and $116,000, respectively.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

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

The aggregate maturities of non-recourse long-term debt were as follows at June 30, 2008:

Years Ending
December 31,
For July 1 to December 31, 2008	$9,205,576
2009	15,011,602
2010	15,262,907
2011	36,374,187
2012	5,400,000
Thereafter	5,400,000
$86,654,272

(9)	Revolving Line of Credit, Recourse

The LLC, along with Fund Eight B, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and ICON Leasing Fund Twelve, LLC (entities sponsored and organized by the Manager) (collectively, the “Borrowers”) are parties to a Commercial Loan Agreement (the “Loan Agreement”) with California Bank & Trust (the “Lender”). The Loan Agreement originally provided for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

The Facility was originally set to expire on September 30, 2008 and established (i) the interest rate for advances under the Facility at the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at which United States dollar deposits can be acquired by the Lender at London Interbank Eurocurrency Market Rate plus 2.5%. The interest rate at June 30, 2008 was 5%.

On May 1, 2008, the Borrowers entered into a Loan Modification Agreement. The agreement increased the revolving line of credit up to $30,000,000 and extended the expiration date to April 30, 2010. The Borrowers may request a one year extension to the revolving line of credit within 390 days of the expiration date, but the Lender has no obligation to extend. The quarterly unused commitment fee of 0.5% was reduced to 0.25% on unused commitments under the Facility.

The Borrowers were in compliance with the covenants under the Loan Agreement at June 30, 2008.

Aggregate borrowings by all Borrowers under the Facility amounted to $1,255,000 at June 30, 2008, all of which was borrowed by Fund Eight B.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(10)	Transactions with Related Parties

The LLC has entered into certain agreements with its Manager, whereby the LLC pays certain fees and reimbursements. In accordance with the terms of the LLC Agreement, the LLC will pay the Manager (i) management fees ranging from 1% to 7% based on a percentage of the rentals recognized either directly by the LLC or through its joint ventures, and (ii) acquisition fees, through the end of the operating period, of 3% of the gross value of the LLC’s acquisition transactions.  In addition, the Manager will be reimbursed for administrative expenses incurred in connection with the LLC’s operations.

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

The Manager also has a 1% interest in the LLC’s profits, losses, distributions and liquidation proceeds. The LLC paid distributions to the Manager of $44,525 for the six months ended June 30, 2008. The Manager’s interest in the LLC’s net (loss) income for the six months ended June 30, 2008 and 2007 was $(18,685) and $45,533, respectively. The Manager’s interest in the LLC’s net (loss) income for the three months ended June 30, 2008 and 2007 was $(40,048) and $38,463, respectively.

Fees and other expenses paid or accrued by the LLC to the Manager for the three and six months ended June 30, 2008 and 2007 were as follows (unaudited):

			Three Months Ended		Six Months Ended
			June 30,		June 30,
Entity	Capacity	Description	2008	2007	2008	2007
ICON Capital Corp.	Manager	Management fees (1)	$84,536	$373,860	$526,469	$914,219
ICON Capital Corp.	Manager	Administrative expense reimbursements (1)	-	177,854	149,844	369,686
			$84,536	$551,714	$676,313	$1,283,905

(1) Amount charged directly to operations.

At June 30, 2008, the LLC had a payable of $0 due to the Manager as the Manager had waived approximately $139,000 of administrative fees related to the three months ended June 30, 2008.

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

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA and, other than as required by law, we assume no obligation to update or supplement such statements.  Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “continue,” “further,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected. We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

We operate as an equipment leasing program in which the capital our members invested was pooled together to make investments, pay fees and establish a small reserve. We primarily engaged in the business of purchasing equipment and leasing it to third-party end users or financing equipment for third parties and, to a lesser degree, acquired ownership rights to leased equipment at lease expiration. Some of our equipment leases were acquired for cash and provide current cash flow, which we refer to as “income” leases. For the other equipment leases, we financed the majority of the purchase price through borrowings from third parties. We refer to these leases as “growth” leases. These growth leases generated little or no current cash flow because substantially all of the rental payments received from a lessee serviced the indebtedness associated with acquiring or financing the lease. For these leases, we anticipate that the future value of the leased equipment will exceed our cash portion of the purchase price.

We completed our operating period on April 30, 2008 and entered our liquidation period effective May 1, 2008. During our liquidation period, we are selling and will continue to sell our assets in the ordinary course of business. As we sell our assets, both rental income and finance income will decrease over time as will expenses related to our assets such as depreciation and amortization expense. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and the debt is repaid to the lenders. As leased equipment is sold, we will experience both gains and losses on these sales. We will continue to liquidate our assets during this period and we expect to see a reduction in revenue and expenses accordingly.

At June 30, 2008, our portfolio, which we hold either directly or through joint venture investments with affiliates and others, consisted primarily of the following equipment subject to lease:

Air Transportation Equipment

•
We own one Airbus A340-313X aircraft (“Cathay 128”) and have a 50% interest in a second Airbus A340-313X aircraft (“Cathay 126”), both on lease to Cathay Pacific Airways Limited (“Cathay”).  The leases are scheduled to expire on December 1, 2011 and July 1, 2011, respectively.

Shipping Vessels

•	We own three car and truck carrying vessels on bareboat charter to Wilhelmsen Lines Shipowning AS. The terms of the bareboat charters run through December 22, 2013.

•
We own the Samar Spirit, a product tanker, which is subject to a bareboat charter with an affiliate of the Teekay Corporation (“Teekay”) that expires in July 2011. We made a total capital contribution of approximately $16,922,000, of which approximately $54,000 relates to legal fees we paid on behalf of ICON Samar, LLC (“ICON Samar”), our wholly-owned subsidiary.

Manufacturing Industry Equipment

•
We own microprocessor manufacturing devices and semi-conductor memory testing equipment on lease with Spansion, LLC (“Spansion”). The three leases originally expired between June 30, 2007 and July 30, 2007 and have all been extended to June 30, 2009.

•	We own various manufacturing equipment on lease to Wildwood Industries, Inc. (“Wildwood”). The leases expire on various dates between February and September 2009.

Digital Mini-Labs

•
During December 2004, we acquired four Noritsu QSS 3011 digital mini-labs subject to leases with Rite Aid Corporation. The leases are currently on a month-to-month basis. Our Manager anticipates all of the digital mini-labs that are subject to lease with Rite Aid will be returned to us by December 2008.

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

Lease and Other Significant Transactions

Lease Renewal of Manufacturing Equipment

During the first half of 2008, several operating leases expired.  Our lease with Wildwood expired on February 28, 2008 and was renewed for a twelve-month period commencing March 1, 2008.  Our leases with Short Hills Surgical Center (“Short Hills”) and Hudson Crossing Surgical Center (“Hudson Crossing”) each expired on December 31, 2007 and were renewed for a six-month period commencing on January 1, 2008.  On July 1, 2008, Short Hills renewed its lease for an additional eighteen months.  The new lease, which terminates on December 31, 2009 and was originally classified as an operating lease, has been reclassified as a direct financing lease.  Hudson Crossing’s lease continues on a month-to-month basis. Two leases with Spansion expired on March 31, 2008. Each lease was renewed for a fifteen-month period commencing on April 1, 2008. A third lease with Spansion expired on June 30, 2008 and was renewed for an additional twelve months, effective July 1, 2008.

Impairments

In light of unprecedented high fuel prices and the related impact on the airline industry, our Manager reviewed our investment in Cathay 128.  Upon completion of its review, a pre-tax, non-cash impairment charge of approximately $3,900,000 was recognized in the quarter ended June 30, 2008.

Cathay 126 was a joint venture between the LLC and ICON Fund Eight B, L.P. (“Fund Eight B”) whose ownership interests were 50% and 50%, respectively. In light of unprecedented high fuel prices and the related impact on the airline industry, our Manager reviewed our investment in Cathay 126.  Upon completion of the Manager’s review, a pre-tax, non-cash impairment charge of approximately $3,900,000 was identified. The LLC’s 50% portion of this impairment, or approximately $1,950,000 million, was recognized in the quarter ended June 30, 2008 and is presented in the condensed consolidated statement of operations within Loss from investments in joint ventures.

Sale of Railcars

On January 28, 2008, ICON Railcar, I LLC (“ICON Rail”), our wholly-owned subsidiary, sold its entire interest in 110 railcars to an unrelated third party that was leasing and operating the railcars.  We recognized a gain on the sale of approximately $313,000.

Sale of McDonnell Douglas DC-10-30F aircraft

We had an 85% interest in ICON Aircraft 46835 LLC (“Aircraft 46835”).  Aircraft 46835 was a joint venture with Fund Eight B.  On March 30, 2007, Aircraft 46835 sold a McDonnell Douglas DC-10-30F aircraft on lease to Federal Express Corporation (“FedEx”) for $4,260,000 and recognized a loss on sale of approximately $640,000.

Recent Accounting Pronouncements

In February 2007, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115” (“SFAS No. 159”), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings, as we did not elect to fair value any of our financial instruments under the provisions of SFAS No. 159.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and, therefore, we will be required to provide such disclosures beginning with the interim period ending March 31, 2009.

Results of Operations for the Three Months Ended June 30, 2008 (the “2008 Quarter”) and 2007 (the “2007 Quarter”)

Revenue for the 2008 Quarter and the 2007 Quarter are summarized as follows:

	Three Months Ended June 30,
	2008	2007	Change
Rental income	$4,085,129	$2,017,439	$2,067,690
Finance income	1,424,825	1,731,626	(306,801)
(Loss) income from investments in joint ventures	(1,979,535)	49,909	(2,029,444)
Net gain on sales of equipment	91,844	2,937,904	(2,846,060)
Interest and other income	75,695	243,807	(168,112)

Total revenue	$3,697,958	$6,980,685	$(3,282,727)

Total revenue for the 2008 Quarter decreased $3,282,727, or 47%, as compared to the 2007 Quarter. The decrease in revenue was primarily due to the decrease in net income from investments in joint ventures from $49,909 for the 2007 Quarter to a loss of $1,979,535 for the 2008 Quarter, as well as the decrease in gain on sale of equipment.  The decrease in net gain on sale of equipment was primarily due to the gain of approximately $3,100,000 on the sale of railcars owned by Texas Genco LP (“Genco”) during the 2007 Quarter, as compared to a net gain of approximately $90,000 for the 2008 Quarter related to the sale of several smaller pieces of equipment. The loss from investments in joint ventures was related to an impairment charge of approximately $3,900,000 taken by Cathay 126, of which we own 50%, or approximately $1,950,000.  Interest and other income decreased primarily as a result of our lower cash balances in interest bearing accounts during the 2008 Quarter as compared to the 2007 Quarter, primarily from the use of cash to invest in ICON Samar.  These decreases were partly offset by an increase in rental income.  The increase in rental income was primarily due to the acquisition of the Samar Spirit in July 2007 that is on bareboat charter with an affiliate of Teekay.  In addition, several direct financing leases were reclassified to operating leases during 2007 and 2008 at the time of lease renewal.

Expenses for the 2008 Quarter and the 2007 Quarter are summarized as follows:

	Three Months Ended June 30,
	2008	2007	Change
Management fees - Manager	$84,536	$373,860	$(289,324)
Administrative expense reimbursements - Manager	-	177,854	(177,854)
General and administrative	706,543	129,133	577,410
Interest	1,521,696	1,510,093	11,603
Depreciation and amortization	1,523,430	943,402	580,028
Impairment loss	3,866,551	-	3,866,551

Total expenses	$7,702,756	$3,134,342	$4,568,414

Total expenses for the 2008 Quarter increased $4,568,414, or 146%, from the 2007 Quarter. Higher expenses were primarily due to the impairment charge of approximately $3,900,000 million on Cathay 128.  Depreciation and amortization increased approximately $580,000 primarily due to our acquisition of the Samar Spirit on lease to an affiliate of Teekay. General and administrative expenses increased due to the additional expense related to two residual interest sharing agreements which began in the third quarter of 2007. The increase in expenses was partly offset by a decrease in both Management fees and Administrative expense reimbursements due to our Manager as a result of lease terminations and sale of the assets owned by Genco and ICON Rail as well as our Manager’s decision to waive certain fees following the commencement of our liquidation period.

Net Income

As a result of the foregoing factors, the net (loss) income for the 2008 Quarter and 2007 Quarter was $(4,004,798) and $3,846,343, respectively. The net (loss) income per weighted average number of additional members’ shares outstanding for the 2008 Quarter and 2007 Quarter was $(40.48) and $38.82, respectively.

Results of Operations for the Six Months Ended June 30, 2008 (the “2008 Period”) and 2007 (the “2007 Period”)

Revenue for the 2008 Period and the 2007 Period are summarized as follows:

	Six Months Ended June 30,
	2008	2007	Change
Rental income	$8,407,650	$5,637,548	$2,770,102
Finance income	2,923,200	3,529,436	(606,236)
(Loss) income from investments in joint ventures	(1,965,505)	49,909	(2,015,414)
Net gain on sale of equipment	451,854	2,313,056	(1,861,202)
Interest and other income	139,237	443,230	(303,993)

Total revenue	$9,956,436	$11,973,179	$(2,016,743)

Total revenue for the 2008 Period decreased $2,016,743, or 17%, as compared to the 2007 Period. The decrease in revenue was primarily due to the loss from investments in joint ventures for the 2008 Period, as well as a decrease in gain on sale of equipment.  The decrease in gain on sale of equipment was primarily due to the gain of approximately $3,100,000 on the sale of railcars owned by Genco partly offset by an approximately $640,000 loss on the sale of the aircraft owned by Aircraft 46835 during the 2007 Period, as compared to a net gain for the 2008 Period related to the sale of rail cars owned by ICON Rail and several smaller pieces of equipment. The loss from investments in joint ventures was due to the $3,900,000 impairment charge taken by Cathay 126, in which we have a 50% interest, which resulted in a $1,950,000 loss.  Interest and other income decreased primarily as a result of our lower cash balances in interest bearing accounts during the 2008 Period as compared to the 2007 Period, primarily from the use of cash to invest in ICON Samar.  These decreases were offset by an increase in rental income.  The increase in rental income was primarily due to the addition of a bareboat charter with an affiliate of Teekay in July 2007 through ICON Samar.  In addition, several direct financing leases were reclassified to operating leases during 2007 and 2008 at the time of lease renewal.

Expenses for the 2008 Period and the 2007 Period are summarized as follows:

	Six Months Ended June 30,
	2008	2007	Change
Management fees - Manager	$526,469	$914,219	$(387,750)
Administrative expense reimbursements - Manager	149,844	369,686	(219,842)
General and administrative	1,180,125	344,423	835,702
Interest	3,181,454	3,111,461	69,993
Depreciation and amortization	2,920,540	2,666,142	254,398
Impairment loss	3,866,551	-	3,866,551

Total expenses	$11,824,983	$7,405,931	$4,419,052

Total expenses for the 2008 Period increased $4,419,052, or 60%, from the 2007 Period. The higher expenses were primarily due to the impairment charge of approximately $3,900,000 million on Cathay 128.  Depreciation and amortization increased due to our acquisition of a vessel on lease to an affiliate of Teekay, which was partly offset by our lease terminations and sale of the assets owned by Aircraft 46835 and ICON Rail. General and administrative expenses increased due to the additional expense related to two residual interest sharing agreements which began in the third quarter of 2007. The decrease in both the management fees and administrative expense reimbursement due to our Manager was due to our lease terminations and sale of the assets owned by Aircraft 46835 and ICON Rail as well as our Manager’s decision to waive certain fees following the commencement of our liquidation period.

Net Income

As a result of the foregoing factors, the net (loss) income for the 2008 Period and 2007 Period was $(1,868,547) and $4,553,332, respectively. The net (loss) income per weighted average number of additional members’ share outstanding for the 2008 Period and 2007 Period was $(18.88) and $45.95, respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2008 compared to December 31, 2007.

Total Assets

Total assets decreased $16,495,134 from $139,570,167 at December 31, 2007 to $123,075,033 at June 30, 2008. The decrease was primarily due to the depreciation of our leased equipment, the impairment of our wholly-owned aircraft, the decrease in value of one of our investments in joint ventures due to an impairment of an aircraft, the sale of several assets including the railcars of ICON Rail, the reduction of our net investment in finance leases through collection in the ordinary course of business and the use of cash for distributions to our additional members and Manager.

Current Assets

Current assets decreased $3,592,271 from $11,974,889 at December 31, 2007 to $8,382,618 at June 30, 2008.  The decrease was primarily from the use of cash for distributions to our additional members and Manager.

Total Liabilities

Total liabilities decreased $10,298,649 from $99,660,702 at December 31, 2007 to $89,362,053 at June 30, 2008. The decrease was primarily due to the repayment of the outstanding balance on the non-recourse debt obligation from the sale of railcars owned by ICON Rail and additional paydown of debt through the normal course of business.

Current Liabilities

Current liabilities decreased $2,784,748 from $21,654,778 at December 31, 2007 to $18,870,030 at June 30, 2008. The decrease was primarily due to a decrease in the current portion of our non-recourse long-term debt as ICON Rail’s debt was paid in full and decreases in our deferred revenue related to timing differences in revenue recognition between periods.

Members’ Equity

Members’ Equity decreased $6,196,485 from $39,909,465 at December 31, 2007 to $33,712,980 at June 30, 2008. The decrease was primarily due to distributions to our additional members and Manager, which was offset by the results of operations and the change in the valuation of our interest rate swap contracts.

Liquidity and Capital Resources

Sources and Uses of Cash

At June 30, 2008 and December 31, 2007, we had cash and cash equivalents of $2,614,123 and $5,571,481, respectively. During our operating period, our main source of cash has been the proceeds from sales of equipment, which we expect to continue during the liquidation period. During our operating period, which was completed on April 30, 2008, our main use of cash had been financing activities, principally distributions to members, which we anticipate will continue during the liquidation period.

Operating Activities

Sources of Cash

Our net cash provided by operating activities in the 2008 Period was $541,196, primarily from the collection of finance lease receivables relating to the Wildwood and Spansion leases as well as from operating lease receivables related to the Short Hills, Hudson and Rite Aid leases.

Our net cash from operating activities in the 2007 Period was $1,125,334, primarily from the collection of non-financed receivables relating to the Wildwood and Spansion leases.

Investing Activities

Sources of Cash

Our primary source of cash from investing activities in the 2008 Period was the net proceeds from the sales of equipment of approximately $241,000 from the sale of the railcars on lease to ICON Rail, and approximately $501,000 on the sale of investments in unguaranteed residual values. We also received distributions representing the return of capital from joint ventures of $226,269.

Our primary source of cash from investing activities in the 2007 Period was the proceeds from the sales of equipment of $9,105,034 (which consisted of approximately $3,700,000 received on the sale of the FedEx aircraft, $4,900,000 from the sale of the railcars on lease to Texas Genco, and $500,000 on the sale of Investments in unguaranteed residual values) and distributions received from joint ventures of $1,099,442.

Financing Activities

Uses of cash

Our primary uses of cash relating to financing activities in the 2008 Period were the cash distributions paid to our members of $4,452,474.

Our use of cash relating to financing activities in the 2007 Period was distributions to our members of $4,459,098 and repayment of non-recourse borrowings of $1,526,555.

Financings and Borrowings

We have non-recourse debt obligations consisting of notes payable in which the lenders have a security interest in our equipment and an assignment of the rental payments under our leases. The lenders are being paid directly by the lessees. The outstanding balance of our non-recourse debt was $86,654,272 and $96,122,281 at June 30, 2008 and December 31, 2007, respectively.

Revolving Line of Credit, Recourse

We, along with Fund Eight B, ICON Income Fund Ten, LLC (“Fund Ten”), ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and ICON Leasing Fund Twelve, LLC (entities sponsored and organized by our Manager) (collectively, the “Borrowers”) are parties to a Commercial Loan Agreement (the “Loan Agreement”) with California Bank & Trust (the “Lender”). The Loan Agreement provided for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

The Facility was set to expire on September 30, 2008 and established (i) the interest rate for advances under the Facility at the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at which United States dollar deposits can be acquired by the Lender at the London Interbank Eurocurrency Market Rate plus 2.5%. The interest rate at June 30, 2008 was 5.0%.

On May 1, 2008, the Borrowers entered into a Loan Modification Agreement. The agreement increased the revolving line of credit up to $30,000,000 and extended the expiration date to April 30, 2010. The Borrowers may request a one year extension to the revolving line of credit within 390 days of the expiration date, but the Lender has no obligation to extend. The quarterly unused commitment fee of 0.5% was reduced to 0.25% on unused commitments under the Facility.

The Borrowers were in compliance with the covenants under the Loan Agreement at June 30, 2008.

Aggregate borrowings by all Borrowers under the Facility amounted to $1,255,000 at June 30, 2008, all of which was borrowed by Fund Eight B.

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

Distributions

We paid monthly distributions to our members beginning with the first month after the member’s admission through the termination of our operating period, which was April 30, 2008. During the liquidation period, we plan to make distributions pursuant to the terms of our LLC Agreement. We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets, our receipt of rental income, and income from our investments.  We paid distributions to our additional members and Manager of $4,407,949 and $44,525, respectively for the 2008 Period.

Contractual Obligations and Commitments and Off Balance Sheet Transactions

At June 30, 2008, we had non-recourse debt obligations. The lenders have security interests in the equipment relating to each non-recourse debt instrument and an assignment of the rental payments under the leases associated with the equipment.  If the lessee were to default on the lease, the equipment would be returned to the lender in order to satisfy the non-recourse debt.  At June 30, 2008 and December 31, 2007, our outstanding indebtedness was $86,654,272 and $96,122,281, respectively.  We are a party to the Facility, as discussed in the financing and borrowings section above. At June 30, 2008, we had no borrowings outstanding under the Facility.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We, like most other companies, are exposed to certain market risks, which include changes in interest rates and the demand for equipment (and the related residuals) owned by us.  We believe that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations.  There were no other material changes to the disclosure related to these items since the filing of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended June 30, 2008, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended June 30, 2008.

Item 5.  Other Information

Not Applicable.

Item 6. Exhibits

3.1
Certificate of Limited Liability Company of ICON Income Fund Nine, LLC (Incorporated by reference to Exhibit 4.3 to Pre-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed with the SEC on October 12, 2001 (File No. 333-67638)).

4.1
ICON Income Fund Nine, LLC Amended and Restated Operating Agreement (Incorporated by reference to Exhibit A to Pre-Effective Amendment No. 2 to Registrant’s Registration Statement on Form S-1 filed with the SEC on November 20, 2001 (File No. 333-63678)).

10.1
Commercial Loan Agreement, by and between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC, dated August 31, 2005 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 7, 2005).

10.2
Loan Modification Agreement, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC, dated December 26, 2006 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 29, 2006).

10.3
Loan Modification Agreement dated as of May 1, 2008 between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC (Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q dated May 20, 2008).

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

File No. 000-50217
ICON Capital Corp.
Manager of the Registrant

August 8, 2008

/s/ Mark Gatto___
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

 August 8, 2008

/s/ Michael A. Reisner___
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

 August 8, 2008

/s/ Anthony J. Branca__
Anthony J. Branca
Chief Financial Officer
(Principal Accounting and Financial Officer)

27