Form 10-Q
period 2008-09-30
ICON INCOME FUND NINE LLC
filed 2008-11-05
CIK 1157522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended	September 30, 2008

or
[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from	to

Commission_File_Number_	000-50217

ICON Income Fund Nine, LLC
(Exact name of registrant as specified in its charter)

Delaware	13-4183234
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York	10011-1505
(Address of principal executive offices)	(Zip code)

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

Number of outstanding limited liability company shares of the registrant on November 1, 2008 is 97,955.

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Balance Sheets
(unaudited)

Assets

	September 30,	December 31,
	2008	2007
Current assets
Cash and cash equivalents	$1,521,318	$5,571,481
Current portion of net investment in finance leases	4,933,302	6,116,872
Other current assets	418,161	286,536

Total current assets	6,872,781	11,974,889

Non-current assets
Net investment in finance leases, less current portion	24,549,314	28,572,690
Leased equipment at cost (less accumulated depreciation of
$10,793,167 and $8,305,473, respectively)	81,646,023	90,457,467
Investments in joint ventures	2,546,515	4,966,239
Investments in unguaranteed residual values	889,541	1,312,364
Other non-current assets, net	2,082,953	2,286,518
Due from affiliate	15,531	-

Total non-current assets	111,729,877	127,595,278

Total Assets	$118,602,658	$139,570,167

Liabilities and Members' Equity

Current liabilities
Current portion of non-recourse long-term debt	$15,265,780	$18,116,357
Interest rate swap contracts	1,900,874	2,016,033
Deferred revenue	417,397	997,116
Due to Manager and affiliates	-	87,475
Accrued expenses and other current liabilities	330,300	437,797

Total current liabilities	17,914,351	21,654,778

Non-current liabilities
Non-recourse long-term debt, net of current portion	66,720,541	78,005,924

Total Liabilities	84,634,892	99,660,702

Commitments and contingencies

Members' Equity
Manager	(502,908)	(441,708)
Additional Members	36,303,104	42,361,867
Accumulated other comprehensive loss	(1,832,430)	(2,010,694)

Total Members' Equity	33,967,766	39,909,465

Total Liabilities and Members' Equity	$118,602,658	$139,570,167

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
Rental income	$3,816,454	$3,780,749	$12,224,104	$9,418,297
Finance income	1,410,454	1,648,875	4,333,654	5,178,311
(Loss) income from investments in joint ventures	(8,269)	(21,756)	(1,973,774)	28,153
Net gain on sales of equipment	46,439	24,220	498,293	2,337,276
Interest and other (expense) income	(86,180)	129,608	53,057	572,838

Total revenue	5,178,898	5,561,696	15,135,334	17,534,875

Expenses:
Management fees - Manager	-	434,798	526,469	1,349,017
Administrative expense reimbursements - Manager	-	180,804	149,844	550,490
General and administrative	249,528	182,444	1,429,652	526,867
Interest	1,522,714	1,712,652	4,704,169	4,824,113
Depreciation and amortization	1,418,008	1,475,590	4,338,548	4,141,732
Impairment loss	-	10,000	3,866,551	10,000

Total expenses	3,190,250	3,996,288	15,015,233	11,402,219

Income before minority interest	1,988,648	1,565,408	120,101	6,132,656

Minority interest	-	-	-	(13,916)

Net income	$1,988,648	$1,565,408	$120,101	$6,118,740

Net income allocable to:
Additional Members	$1,968,762	$1,549,754	$118,900	$6,057,553
Manager	19,886	15,654	1,201	61,187

	$1,988,648	$1,565,408	$120,101	$6,118,740

Weighted average number of additional
member shares outstanding	97,955	98,057	97,955	98,085

Net income per weighted average
additional member share outstanding	$20.10	$15.80	$1.21	$61.76

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Changes in Members' Equity

				Accumulated Other	Total
	Additional Member	Additional		Comprehensive	Members'
	Shares	Members	Manager	Loss	Equity
Balance, December 31, 2007	97,955	$42,361,867	$(441,708)	$(2,010,694)	$39,909,465

Net income	-	2,114,888	21,363	-	2,136,251
Change in valuation of interest rate
swap contracts	-	-	-	(1,273,797)	(1,273,797)
Comprehensive income					862,454
Cash distributions to members	-	(2,203,981)	(22,262)	-	(2,226,243)

Period Ended March 31, 2008 (unaudited)	97,955	$42,272,774	$(442,607)	$(3,284,491)	$38,545,676

Net loss	-	(3,964,750)	(40,048)	-	(4,004,798)
Change in valuation of interest rate
swap contracts	-	-	-	1,398,333	1,398,333
Comprehensive loss					(2,606,465)
Cash distributions to members	-	(2,203,968)	(22,263)	-	(2,226,231)

Period Ended June 30, 2008 (unaudited)	97,955	$36,104,056	$(504,918)	$(1,886,158)	$33,712,980

Net income	-	1,968,762	19,886	-	1,988,648
Change in valuation of interest rate
swap contracts	-	-	-	53,728	53,728
Comprehensive income					2,042,376
Cash distributions to members	-	(1,769,714)	(17,876)	-	(1,787,590)

Period Ended September 30, 2008 (unaudited)	97,955	$36,303,104	$(502,908)	$(1,832,430)	$33,967,766

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$120,101	$6,118,740
Adjustments to reconcile net income to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(8,907,429)	(7,676,028)
Finance income	(4,333,654)	(5,178,311)
Loss (income) from investments in joint ventures	1,973,774	(28,153)
Net gain on sale of equipment	(498,293)	(2,337,276)
Depreciation and amortization	4,338,548	4,141,732
Interest expense from amortization of debt financing costs	160,860	125,972
Interest expense on non-recourse financing paid directly
to lenders by lessees	4,600,811	4,748,658
Impairment loss	3,866,551	10,000
Minority interest	-	13,916
Changes in operating assets and liabilities:
Collection of finance leases	673,592	2,079,643
Other assets, net	(203,726)	(218,616)
Deferred revenue	(708,289)	291,514
Due to/from Manager and affiliates	(87,475)	(62,676)
Accrued expenses and other current liabilities	(82,216)	(268,301)
Distributions from joint ventures	127,513	-

Net cash provided by operating activities	1,040,668	1,760,814

Cash flows from investing activities:
Proceeds from sales of equipment	830,795	9,220,033
Purchase of equipment	-	(16,867,667)
Investments in joint ventures	(22,500)	(4,568)
Distributions to joint ventures in excess of profits	340,938	1,277,207

Net cash provided by (used in) investing activities	1,149,233	(6,374,995)

Cash flows from financing activities:
Cash distributions to members	(6,240,064)	(6,688,175)
Repayment of non-recourse long-term debt	-	(1,526,555)
Cash paid for additional members' shares redeemed	-	(78,094)

Net cash used in financing activities	(6,240,064)	(8,292,824)

Net decrease in cash and cash equivalents	(4,050,163)	(12,907,005)

Cash and cash equivalents, beginning of the period	5,571,481	19,745,844

Cash and cash equivalents, end of the period	$1,521,318	$6,838,839

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2008	2007
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long-term debt
paid directly to lenders by lessees	$18,878,298	$18,080,639
Borrowings assumed on acquisition of leased equipment	$-	$23,382,333
Reclassification of net assets from investments in finance leases
to leased equipment	$-	$848,166
Sale proceeds paid directly to minority interest holder from lessee	$-	$639,000

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(1)	Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements of ICON Income Fund Nine, LLC (the “LLC”) have been prepared in accordance with U.S generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of ICON Capital Corp. (the “Manager”), all adjustments considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2007. The results for the interim period are not necessarily indicative of the results for the full year.

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
September 30, 2008
(unaudited)

(2)	Organization - continued

Effective April 30, 2008, the LLC completed its operating phase. On May 1, 2008, the LLC entered its liquidation period during which the LLC will sell its assets in the normal course of business.

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
September 30, 2008
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

SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
•	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
•	Level 3: Pricing inputs that are generally unobservable and can not be corroborated by market data.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The LLC’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Liabilities:

Derivative Liabilities	$-	$1,900,874	$-	$1,900,874

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
September 30, 2008
(unaudited)

(3)	Summary of Significant Accounting Policies - continued

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

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(4)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following at September 30, 2008 and December 31, 2007:

	September 30,
	2008	December 31,
	(unaudited)	2007

Minimum rents receivable	$44,236,292	$53,278,914
Estimated residual values	77,000	209,200
Initial direct costs, net	267	3,103
Unearned income	(14,830,943)	(18,801,655)

Net investment in finance leases	29,482,616	34,689,562

Less: Current portion of net
investment in finance leases	4,933,302	6,116,872

Net investment in finance leases,
less current portion	$24,549,314	$28,572,690

Non-cancelable minimum annual amounts due on investment in finance leases over the next five years were as follows at September 30, 2008:

Years Ending December 31,
For October 1 to December 31, 2008	$2,589,105
2009	9,700,562
2010	9,061,125
2011	8,322,000
2012	8,322,000
Thereafter	6,241,500
$44,236,292

On August 31, 2008 and September 30, 2008, two leases with Wildwood Industries, Inc. (“Wildwood”) expired and were renewed for a twelve-month period commencing September 1, 2008 and October 1, 2008, respectively. On July 1, 2008, Short Hills Surgical Center (“Short Hills”) renewed its lease for an additional eighteen months.  The expired lease was an operating lease whereas the new lease, which expires on December 31, 2009, has been classified as a direct financing lease.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(5)	Leased Equipment at Cost

Leased equipment at cost consisted of the following at September 30, 2008 and December 31, 2007:

	September 30,
	2008	December 31,
	(unaudited)	2007
Aircraft	$51,965,258	$51,965,258
Marine vessel	40,250,000	40,250,000
Railcars	-	1,265,660
Materials handling, telecommunication
and computer equipment	4,090,483	5,282,022

	96,305,741	98,762,940
Less: Accumulated depreciation	(10,793,167)	(8,305,473)
Less: Accumulated impairment	(3,866,551)	-

	$81,646,023	$90,457,467

Depreciation expense was $1,386,069 and $4,238,770 for the three and nine months ended September 30, 2008, respectively.  Depreciation expense was $1,390,109 and $3,885,177 for the three and nine months ended September 30, 2007, respectively.

Texas Genco LP

During November 2002, the LLC acquired 324 railcars on lease to Texas Genco LP. On May 7, 2007, the LLC sold the equipment to an unrelated third party for $4,960,000, of which approximately $1,500,000 was used to repay the related non-recourse long-term debt and legal fees of $5,000. The LLC recognized a gain on the sale of approximately $3,100,000.

ICON Aircraft 46835, LLC

ICON Aircraft 46835, LLC (“Aircraft 46835”) was a joint venture between the LLC and ICON Income Fund Eight B L.P. (“Fund Eight B”), an entity also managed by the Manager, which had ownership interests of 85% and 15%, respectively. Aircraft 46835 was formed for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft (the “Aircraft”) on lease to Federal Express Corporation (“FedEx”). On March 30, 2007, Aircraft 46835 sold the Aircraft to FedEx for $4,260,000 and recognized a loss on the sale of the Aircraft of approximately $640,000.  The final lease payment was made to the lender, satisfying all remaining debt obligations.

ICON Aircraft 128, LLC

In light of unprecedented high fuel prices and the related impact on the airline industry, on June 30, 2008, the Manager reviewed the LLC’s investment in an Airbus A340-313X, a four engine aircraft (“Aircraft 128”) in ICON Aircraft 128, LLC, a wholly-owned subsidiary. In accordance with the provisions of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and based upon recent changes in the airline industry, the Manager determined that Aircraft 128 was impaired.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(5)	Leased Equipment at Cost - continued

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

Based on the Manager’s review, the residual value of Aircraft 128 exceeded the expected undiscounted future cash flows of Aircraft 128 and, as a result, the LLC recognized an impairment charge representing the difference between the aircraft residual value and the fair market value of Aircraft 128. The fair market value of Aircraft 128 was determined using a market approach, a recent appraisal for Aircraft 128 and recent sales of similar aircraft, as well as other factors, including those discussed above.  As a result, the LLC recognized an impairment loss on Aircraft 128 of $3,866,551 in the second quarter of 2008.

      ICON Railcar I, LLC

 On January 28, 2008, ICON Railcar I, LLC (“ICON Rail”), a wholly-owned subsidiary of the LLC, sold its entire interest in 110 railcars to an unrelated third-party that was leasing and operating the railcars. The LLC recognized a gain on the sale of approximately $313,000. Approximately $707,000 of the sales proceeds were used to repay and fully satisfy the debt obligation associated with the original purchase of the railcars.

Lease Terminations and Renewals

During 2003, the LLC acquired additional manufacturing equipment on lease to Wildwood, which lease was originally classified as a direct finance lease and was due to expire in February 2007.  Effective March 1, 2007, pursuant to the terms of the lease, the lease was extended for an additional twelve months.  Effective March 1, 2008, this lease was again extended for an additional twelve months and was reclassified as an operating lease. Subject to the terms of the lease renewal, there is a residual interest sharing agreement with a third party broker, payable upon attainment of a minimum return on investment, whereby all sales proceeds received above $150,000 will be shared equally with the third party. For the three and nine months ended September 30, 2008, approximately $193,000 and $724,000, respectively, was distributed to the third party in accordance with the residual interest sharing agreement.

A lease with Hudson Crossing Surgical Center (“Hudson Crossing”) expired on December 31, 2007 and was renewed for a six-month period commencing on January 1, 2008.  Effective July 1, 2008, Hudson Crossing’s lease continues on a month-to-month basis. Two leases with Spansion, LLC (“Spansion”) expired on March 31, 2008. Each lease was renewed for a fifteen-month period commencing on April 1, 2008. A third lease with Spansion expired on June 30, 2008 and was renewed for an additional twelve months, effective July 1, 2008.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(5)	Leased Equipment at Cost - continued

Aggregate annual minimum future rentals receivable from each of the LLC’s non-cancelable operating leases consisted of the following at September 30, 2008:

Years Ending December 31,
For October 1 to December 31, 2008	$3,780,361
2009	$13,921,084
2010	$12,543,547
2011	$8,913,000

(6)	Investments in Joint Ventures

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

In light of unprecedented high fuel prices and the related impact on the airline industry, on June 30, 2008, the Manager reviewed the LLC’s investment in Aircraft 126.  In accordance with the provisions of SFAS No. 144 and based upon recent changes in the airline industry, the Manager determined that Aircraft 126 was impaired.

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

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(6)	Investments in Joint Ventures - continued

Information as to the results of operations of ICON 126 for the three and nine months ended September 30, 2008 and 2007, respectively, are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2008	2007	2008	2007
Net loss	$(102,997)	$(118,922)	$(4,204,698)	$(457,750)
Partnership's share of net loss	$(51,498)	$(59,461)	$(2,102,349)	$(228,875)

ICON Aircraft 47820, LLC

ICON Aircraft 47820, LLC (“Aircraft 47820”) was a joint venture between the LLC and Fund Eight B, which had ownership interests of 10% and 90%, respectively. Aircraft 47820 was formed for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft and two spare engines (collectively, the “Aircraft and Engines”) on lease to FedEx. On March 30, 2007, Aircraft 47820 sold the Aircraft and Engines to FedEx for $5,475,000 and recognized a loss on the sale of the Aircraft and Engines of approximately $1,025,000, of which the LLC’s share was approximately $102,500.  The final lease payment was paid to the lender, satisfying all remaining debt obligations.

(7)	Investments in Unguaranteed Residual Values

On December 31, 2003, the LLC entered into an agreement with Summit Asset Management (a United Kingdom based company) to acquire a 90% interest in the unguaranteed residual values of manufacturing and technology equipment on lease to various lessees located in the United Kingdom.  For the three and nine months ended September 30, 2008, the LLC received approximately $101,000 and $608,000, respectively, in proceeds from the sale of unguaranteed residual values and recognized a net gain of approximately $46,000 and $185,000, respectively.  For the three and nine months ended September 30, 2007, the LLC received approximately $115,000 and $639,000, respectively, in proceeds from the sale of unguaranteed residual values and recognized a gain of approximately $24,000 and a loss of approximately $91,000, respectively.

(8)	Non-Recourse Long-Term Debt

The aggregate maturities of non-recourse long-term debt were as follows at September 30, 2008:

Years Ending December 31,
For October 1 to December 31, 2008	$4,537,624
2009	15,011,602
2010	15,262,907
2011	36,374,188
2012	5,400,000
Thereafter	5,400,000
$81,986,321

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(8)	Non-Recourse Long-Term Debt - continued

On January 28, 2008, in conjunction with the sale by ICON Rail of 110 railcars, the LLC repaid and fully satisfied the non-recourse long-term obligation related to the original purchase of the railcars.  The total amount repaid to the lender was approximately $707,000, which included approximately $679,000 of outstanding principal and accrued interest and approximately $28,000 of prepayment penalties.

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

The Facility was originally set to expire on September 30, 2008 and established (i) the interest rate for advances under the Facility at the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at which United States dollar deposits can be acquired by the Lender at London Interbank Eurocurrency Market Rate plus 2.5%. The interest rate at September 30, 2008 was 5.0%.

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

The Borrowers were in compliance with the covenants under the Loan Agreement at September 30, 2008.

Aggregate borrowings by all Borrowers under the Facility amounted to $1,255,000 at September 30, 2008, all of which was borrowed by Fund Eight B. Subsequent to September 30, 2008, Fund Eight B repaid $70,000, which reduced the outstanding loan balance to $1,185,000.

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
September 30, 2008
(unaudited)

(10)	Transactions with Related Parties – continued

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

Although the Manager continues to provide these services, effective April 1, 2008 and May 1, 2008, the Manager waived its rights to all future administrative expense reimbursements and management fees, respectively.

The Manager also has a 1% interest in the LLC’s profits, losses, distributions and liquidation proceeds. The LLC paid distributions to the Manager of $62,401 for the nine months ended September 30, 2008. The Manager’s interest in the LLC’s net income for the nine months ended September 30, 2008 and 2007 was $1,201 and $61,187, respectively. The Manager’s interest in the LLC’s net income for the three months ended September 30, 2008 and 2007 was $19,886 and $15,654, respectively.

Fees and other expenses paid or accrued by the LLC to the Manager for the three and nine months ended September, 2008 and 2007 were as follows (unaudited):

			Three Months Ended		Nine Months Ended
			September 30,		September 30,
Entity	Capacity	Description	2008	2007	2008	2007
ICON Capital Corp.	Manager	Management fees (1)	$-	$434,798	$526,469	$1,349,017
ICON Capital Corp.	Manager	Administrative expense reimbursements (1)	-	180,804	149,844	550,490
			$-	$615,602	$676,313	$1,899,507

	(1) Amount charged directly to operations.

At September 30, 2008, no amounts were owed to the Manager as the Manager had waived approximately $106,000 of administrative fees and approximately $397,000 of management fees related to the three months ended September 30, 2008.

Item 2.  Manager’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and current financial position. This discussion should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.  This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A herein.

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

We completed our operating period on April 30, 2008 and entered our liquidation period effective May 1, 2008. During our liquidation period, we are selling and will continue to sell our assets in the ordinary course of business. As we sell our assets, both rental income and finance income will decrease over time as will expenses related to our assets such as depreciation and amortization expense. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and as the debt is repaid to the lenders. As leased equipment is sold, we will experience both gains and losses on these sales. We will continue to liquidate our assets during this period and we expect to see a reduction in revenue and expenses accordingly.

At September 30, 2008, our portfolio, which we hold either directly or through joint venture investments with affiliates and others, consisted primarily of the following equipment subject to lease:

Air Transportation Equipment

•
We own one Airbus A340-313X aircraft (“Cathay 128”) and have a 50% interest in a second Airbus A340-313X aircraft (“Cathay 126”), both on lease to Cathay Pacific Airways Limited (“Cathay”).  The leases are scheduled to expire on December 1, 2011 and July 1, 2011, respectively.

Marine Vessels

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

•	We own various manufacturing equipment on lease to Wildwood Industries, Inc. (“Wildwood”). The leases expire on various dates between February and September 2010.

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

Lease and Other Significant Transactions

Lease Renewal of Manufacturing Equipment

During the nine months of 2008, several leases expired.  One of our leases with Wildwood expired on February 28, 2008 and was renewed for a twelve-month period commencing March 1, 2008.  Our leases with Short Hills Surgical Center (“Short Hills”) and Hudson Crossing Surgical Center (“Hudson Crossing”) each expired on December 31, 2007 and were renewed for a six-month period commencing on January 1, 2008.  On July 1, 2008, Short Hills renewed its lease for an additional eighteen months.  The new lease, which terminates on December 31, 2009 and was originally classified as an operating lease, has been reclassified as a direct financing lease.  Hudson Crossing’s lease continues on a month-to-month basis. Two leases with Spansion expired on March 31, 2008. Each lease was renewed for a fifteen-month period commencing on April 1, 2008. A third lease with Spansion expired on June 30, 2008 and was renewed for an additional twelve months, effective July 1, 2008. On August 31, 2008 and September 30, 2008, two direct financing leases with Wildwood expired and were renewed for a twelve-month period commencing September 1, 2008 and October 1, 2008, respectively.

Impairments

In light of unprecedented high fuel prices and the related impact on the airline industry, ICON Capital Corp. (our “Manager”), reviewed our investment in Cathay 128.  Upon completion of its review, a pre-tax, non-cash impairment charge of approximately $3,900,000 was recognized in the quarter ended June 30, 2008.

Cathay 126 is jointly owned by the LLC and ICON Income Fund Eight B, L.P., (“Fund Eight B”), an entity managed by our Manager, whose ownership interests were 50% and 50%, respectively. In light of unprecedented high fuel prices and the related impact on the airline industry, our Manager reviewed our investment in Cathay 126.  Upon completion of our Manager’s review, a pre-tax, non-cash impairment charge of approximately $3,900,000 was recognized. Our 50% portion of this impairment, or approximately $1,950,000, was recognized in the quarter ended June 30, 2008 and is presented in the condensed consolidated statement of operations within loss from investments in joint ventures.

Sale of Railcars

During November 2002, we acquired 324 railcars on lease to Texas Genco LP (the “Genco Railcars”). On May 7, 2007, we sold the equipment to an unrelated third party for $4,960,000, of which approximately $1,500,000 was used to repay the related long-term debt and legal fees of $5,000. We recognized a gain on the sale of approximately $3,100,000.

On January 28, 2008, ICON Railcar, I LLC (“ICON Rail”), our wholly-owned subsidiary, sold its entire interest in 110 railcars (the “Railcars”) to an unrelated third party that was leasing and operating the railcars.  We recognized a gain on the sale of approximately $313,000.

Sale of McDonnell Douglas DC-10-30F aircraft

We had an 85% interest in ICON Aircraft 46835 LLC (“Aircraft 46835”).  Aircraft 46835 was a joint venture with Fund Eight B.  On March 30, 2007, Aircraft 46835 sold a McDonnell Douglas DC-10-30F aircraft on lease to Federal Express Corporation (“FedEx”) for $4,260,000 and recognized a loss on sale of approximately $640,000.

Sale of Digital Mini-Labs

During December 2004, we acquired four Noritsu QSS 3011 digital mini-labs subject to leases with Rite Aid Corporation (“Rite Aid”). One of the digital mini-labs was returned to us in August 2008 and the remaining three units were returned in September 2008. The Rite Aid lease was then terminated.  All four units were subsequently sold for an amount that closely approximated carrying value resulting in an immaterial gain.

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

Results of Operations for the Three Months Ended September  30, 2008 (the “2008 Quarter”) and 2007 (the “2007 Quarter”)

Revenue for the 2008 Quarter and the 2007 Quarter are summarized as follows:

	Three Months Ended September 30,
	2008	2007	Change
Rental income	$3,816,454	$3,780,749	$35,705
Finance income	1,410,454	1,648,875	(238,421)
Loss from investments in joint ventures	(8,269)	(21,756)	13,487
Net gain on sales of equipment	46,439	24,220	22,219
Interest and other (expense) income	(86,180)	129,608	(215,788)

Total revenue	$5,178,898	$5,561,696	$(382,798)

Total revenue for the 2008 Quarter decreased by $382,798, or 6.9%, as compared to the 2007 Quarter. The decrease in revenue was primarily due to the decrease in finance income combined with the decrease in interest and other income. The decrease in finance income was primarily due to a decrease of approximately $270,000 in finance revenue from Wilhelmsen partly offset by additional finance income of approximately $43,000 from Short Hills, which began on July 1, 2008. The lower revenues from our existing finance leases are normal and expected as finance leases progress through their lifecycle.  The decrease in interest and other income was primarily due to the change in foreign currency gain/loss and the decrease in interest received from banks. Foreign currency gain/loss decreased approximately $130,000 from a gain of $27,000 in the 2007 Quarter to a loss of $103,000 in the 2008 Quarter. The decrease in net gain/loss on foreign currency transactions related to the currency movements in our pound sterling accounts held in the United Kingdom. Total interest received from banks also decreased from approximately $80,000 in 2007 to $140 in the 2008 Quarter due to lower cash balances resulting from ongoing distributions.

Expenses for the 2008 Quarter and the 2007 Quarter are summarized as follows:

	Three Months Ended September 30,
	2008	2007	Change
Management fees - Manager	$-	$434,798	$(434,798)
Administrative expense reimbursements - Manager	-	180,804	(180,804)
General and administrative	249,528	182,444	67,084
Interest	1,522,714	1,712,652	(189,938)
Depreciation and amortization	1,418,008	1,475,590	(57,582)
Impairment loss	-	10,000	(10,000)

Total expenses	$3,190,250	$3,996,288	$(806,038)

Total expenses for the 2008 Quarter decreased by $806,038, or 20.2%, from the 2007 Quarter. Lower expenses were primarily due to the decision of our Manager to waive all administrative expense reimbursements and management fees starting April 1, 2008 and May 1, 2008, respectively. In addition, interest expense decreased by $189,938, primarily due to the reduced interest expense for the debt associated with the Wilhelmsen bareboat charter as well as the termination of the ICON Rail lease and the payoff of the associated debt during the first quarter 2008.  The interest expense related to the Wilhelmsen debt decreased approximately $167,000 for the 2008 Quarter as compared to the 2007 Quarter.

Net Income

As a result of the foregoing factors, the net income for the 2008 Quarter and 2007 Quarter was $1,988,648 and $1,565,408, respectively. The net income per weighted average number of additional members’ shares outstanding for the 2008 Quarter and 2007 Quarter was $20.10 and $15.80, respectively.

Results of Operations for the Nine Months Ended September 30, 2008 (the “2008 Period”) and 2007 (the “2007 Period”)

Revenue for the 2008 Period and the 2007 Period are summarized as follows:

	Nine Months Ended September 30,
	2008	2007	Change
Rental income	$12,224,104	$9,418,297	$2,805,807
Finance income	4,333,654	5,178,311	(844,657)
(Loss) income from investments in joint ventures	(1,973,774)	28,153	(2,001,927)
Net gain on sale of equipment	498,293	2,337,276	(1,838,983)
Interest and other income	53,057	572,838	(519,781)

Total revenue	$15,135,334	$17,534,875	$(2,399,541)

Total revenue for the 2008 Period decreased by $2,399,541, or 13.7%, as compared to the 2007 Period. The decrease in revenue was primarily due to the loss from investments in joint ventures for the 2008 Period, as well as a decrease in gain on sale of equipment that was partly offset by an increase in rental income. The decrease in investment in joint ventures was primarily due to the impairment loss of approximately $1,950,000 recorded in June 2008 for our portion of our investment in Cathay 126. The decrease in net gain on sale of equipment was primarily due to the sale of the Genco Railcars during May 2007, which resulted in a total gain of approximately $3,100,000, partly offset by the approximately $640,000 loss on the sale of the aircraft owned by Aircraft 46835 during the first quarter of 2007. During the 2008 Period, we recorded gains on sales of equipment of approximately $313,000 for the sale of the Railcars and approximately $185,000 for assets within our Summit Asset Management portfolio. These decreases in revenue were partly offset by the increase in rental income of approximately $2,800,000. The increase in rental income was primarily due to the addition of a bareboat charter with Teekay Corporation through one of our wholly owned subsidiaries, ICON Samar, LLC, which, from this transaction, commenced on July 24, 2007. Accordingly, the 2008 Period contains a full nine months of revenue whereas the 2007 Period contains only two and one-half months of such revenue.

Expenses for the 2008 Period and the 2007 Period are summarized as follows:

	Nine Months Ended September 30,
	2008	2007	Change
Management fees - Manager	$526,469	$1,349,017	$(822,548)
Administrative expense reimbursements - Manager	149,844	550,490	(400,646)
General and administrative	1,429,652	526,867	902,785
Interest	4,704,169	4,824,113	(119,944)
Depreciation and amortization	4,338,548	4,141,732	196,816
Impairment loss	3,866,551	10,000	3,856,551

Total expenses	$15,015,233	$11,402,219	$3,613,014

Total expenses for the 2008 Period increased by $3,613,014, or 31.7%, from the 2007 Period. The increase in expenses was primarily due to the impairment charge of approximately $3,900,000 on Cathay 128.  General and administrative expenses also increased primarily due to the additional expense related to two residual interest sharing agreements that began in the third quarter of 2007. The increase was partly offset by decreases in the management fees and administrative expense reimbursement due to our Manager from the sale of assets owned by Aircraft 46835 and ICON Rail, as well as our Manager’s decision to waive certain fees following the commencement of our liquidation period.

Net Income

As a result of the foregoing factors, the net income for the 2008 Period and 2007 Period was $120,101 and $6,118,740, respectively. The net income per weighted average number of additional members’ shares outstanding for the 2008 Period and 2007 Period was $1.21 and $61.76, respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2008 compared to December 31, 2007.

Total Assets

Total assets decreased by $20,967,509, from $139,570,167 at December 31, 2007 to $118,602,658 at September 30, 2008. The decrease was primarily due to the reduction of our net investment in finance leases through collections in the ordinary course of business, the use of cash for distributions to our additional members and our Manager and the sale of various assets in the Summit Asset Management portfolio.  Total assets also decreased due to impairment losses recognized by ICON Aircraft 128 LLC, a wholly-owned subsidiary, and ICON Aircraft 126 LLC, a non-consolidated subsidiary in which we have a 50% ownership interest, during the 2008 Period.  These charges represented approximately $5,800,000 of the decrease in total assets.

Current Assets

Current assets decreased by $5,102,108, from $11,974,889 at December 31, 2007 to $6,872,781 at September 30, 2008.  The decrease was primarily from the use of cash for distributions to our additional members and our Manager and the reduction of our net investment in finance leases through collections in the ordinary course of business.  These decreases were partially offset by the cash collections from our non-financed receivables, primarily our Wildwood and Spansion leases as well as the cash received from the sale of the Railcars in January 2008.

Total Liabilities

Total liabilities decreased by $15,025,810, from $99,660,702 at December 31, 2007 to $84,634,892 at September 30, 2008. The decrease was primarily due to the repayment of the outstanding balance on the non-recourse long-term debt obligation from the sale of the Railcars and additional paydown of debt through the normal course of business, as well as the decrease in deferred revenue that was the result of the timing related to certain customer payments.

Current Liabilities

Current liabilities decreased by $3,740,427, from $21,654,778 at December 31, 2007 to $17,914,351 at September 30, 2008. The decrease was primarily due to a decrease in the current portion of our non-recourse long-term debt as ICON Rail’s debt was paid in full and decreases in deferred revenue that was the result of the timing related to certain customer payments.

Members’ Equity

Members’ Equity decreased by $5,941,699, from $39,909,465 at December 31, 2007 to $33,967,766 at September 30, 2008. The decrease was primarily due to distributions to our additional members and our Manager, which was offset by the results of operations and the change in the valuation of our interest rate swap contracts.

Liquidity and Capital Resources

Sources and Uses of Cash

At September 30, 2008 and December 31, 2007, we had cash and cash equivalents of $1,521,318 and $5,571,481, respectively. During our operating period, our main source of cash was the proceeds from sales of equipment as well as from collections on non-financed operating and direct finance leases, which we expect to continue during the liquidation period. During our operating period, which completed on April 30, 2008, our main use of cash had been financing activities, principally distributions to our members, which we anticipate will continue during the liquidation period.

Operating Activities

Sources of Cash

Our net cash provided by operating activities in the 2008 Period was $1,040,668, primarily from the collection of finance lease receivables relating to the Wildwood and Spansion leases as well as from operating lease receivables related to the Short Hills, Hudson and Rite Aid leases. Cash provided by operating activities declined from the 2007 Period due to the reduction in the number of active leases as certain leases have been terminated and the assets sold as we entered our liquidation period.

Our net cash from operating activities in the 2007 Period was $1,760,814, primarily from the collection of finance lease receivables.

Investing Activities

Sources of Cash

Our primary source of cash from investing activities in the 2008 Period was the net proceeds from the sales of equipment of approximately $223,000 from the sale of the Railcars, and approximately $608,000 on the sale of investments in unguaranteed residual values. We also received distributions representing the return of capital from joint ventures of approximately $341,000. Joint venture distributions have declined from the 2007 Period due to the termination and liquidation of several joint ventures.

Our primary source of cash from investing activities in the 2007 Period consisted of proceeds from the sales of equipment of approximately $9,200,000, which consisted of approximately $3,700,000 received on the sale of the aircraft owned by Aircraft 46835, $4,900,000 from the sale of the Genco Railcars, and approximately $639,000 on the sale of investments in unguaranteed residual values. We also received distributions from joint ventures of $1,277,207.

Financing Activities

Uses of cash

Our primary use of cash relating to financing activities in the 2008 Period was cash distributions paid to our members of $6,240,064.

Our primary uses of cash relating to financing activities in the 2007 Period were cash distributions paid to our members of $6,688,175 and the repayment of non-recourse long-term debt of $1,526,555. We also used $78,094 to redeem additional members’ shares.

Financings and Borrowings

We have non-recourse long-term debt obligations consisting of notes payable in which the lender has a security interest in our equipment and an assignment of the rental payments under the lease. In such cases, the lender is being paid directly by the lessee. The outstanding balance of our non-recourse long-term debt was $81,986,321 and $96,122,281 at September 30, 2008 and December 31, 2007, respectively.

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

The Facility was set to expire on September 30, 2008 and established (i) the interest rate for advances under the Facility at the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at which United States dollar deposits can be acquired by the Lender at the London Interbank Eurocurrency Market Rate plus 2.5%. The interest rate at September 30, 2008 was 5.0%.

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

The Borrowers were in compliance with the covenants under the Loan Agreement at September 30, 2008.

Aggregate borrowings by all Borrowers under the Facility amounted to $1,255,000 at September 30, 2008, all of which was borrowed by Fund Eight B.   Subsequent to September 30, 2008, Fund Eight B repaid $70,000, which reduced the outstanding loan balance to $1,185,000.

Our Manager believes that with the cash we have currently available, cash being generated from our leases and the proceeds from equipment and asset sales, we have sufficient cash to continue our operations into the foreseeable future. We have the ability to borrow funds under the Facility, if necessary. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessees’ business that are beyond our control

Distributions

We paid monthly distributions to our members beginning with the first month after the member’s admission through the termination of our operating period, which was April 30, 2008. During the liquidation period, we plan to make distributions pursuant to the terms of our LLC Agreement. We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets, our receipt of rental income, and income from our investments.  We paid distributions to our additional members and our Manager of $6,177,663 and $62,401, respectively during the 2008 Period.

Contractual Obligations and Commitments

At September 30, 2008, we had non-recourse long-term debt obligations. The lender has a security interest in the equipment relating to each non-recourse long-term debt instrument and an assignment of the rental payments under the lease associated with the equipment.  If the lessee were to default on the lease, the equipment would be returned to the lender in order to satisfy the non-recourse long-term debt.  At September 30, 2008 and December 31, 2007, our outstanding indebtedness was $81,986,321 and $96,122,281, respectively.  We are a party to the Facility, as discussed in the financing and borrowings section above. At September 30, 2008, we had no borrowings outstanding under the Facility.

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

We have outstanding notes payable, all of which are non-recourse long-term debt except for one that is associated with our recourse revolving line of credit.  With respect to the non-recourse long-term debt that is subject to variable interest, the interest rate for each non-recourse debt obligation is fixed pursuant to an interest rate swap to allow us to mitigate interest rate fluctuations.  As a result, we consider this a fixed position and, therefore, the conditions in the credit markets as of September 30, 2008 have not had any impact on us.  In addition, we have considered the risk of counterparty performance of our interest rate swaps by considering, among other things, the credit agency ratings of our counterparties.  Based on this assessment, we believe that the risk of counterparty non-performance is minimal.  With respect to our revolving line of credit, which is subject to variable interest and, under which we have no outstanding borrowings, our Manager has evaluated the impact of the condition of the credit markets on our future cash flows and we do not expect any adverse impact on our cash flows should credit conditions in general remain the same or deteriorate further.

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended September 30, 2008, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended September 30, 2008.

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

November 5, 2008

/s/ Mark Gatto___
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

 November 5, 2008

/s/ Michael A. Reisner___
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

 November 5, 2008

/s/ Anthony J. Branca__
Anthony J. Branca
Chief Financial Officer
(Principal Accounting and Financial Officer)

28