Form 10-K
period 2008-12-31
ICON INCOME FUND NINE LLC
filed 2009-03-26
CIK 1157522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Securities registered pursuant to Section 12(g) of the Act: Shares of Limited Liability Company Interests

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

Number of outstanding shares of limited liability company interests of the Registrant on February 28, 2009 is 97,955.

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

Item 1. Business

Our History

ICON Income Fund Nine, LLC (the “LLC”) was formed on July 11, 2001 as a Delaware limited liability company.  The LLC will continue until December 31, 2020, unless terminated sooner.  When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” or similar terms refer to the LLC and its consolidated subsidiaries.

Our manager is ICON Capital Corp. (our “Manager”), a Delaware corporation. Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, under the terms of our amended and restated limited liability company agreement (our “LLC Agreement”).

We are currently in our liquidation period. Our initial capitalization was $1,000, which was contributed by our Manager.  We offered shares of limited liability company interests (“Shares”) with the intent to raise up to $100,000,000 of capital and we commenced business operations on our initial closing date, December 18, 2001, when we issued 1,250 Shares, representing $1,249,910 of capital contributions.  Between December 19, 2001 and April 30, 2003, our final closing date, we sold an additional 98,416 Shares representing $98,403,564 of capital contributions, bringing the total sale of Shares and capital contributions to 99,666 and $99,653,474, respectively.  Through December 31, 2008, we redeemed 1,711 Shares, bringing the total number of outstanding Shares to 97,955.

Our Business

We operate as an equipment leasing program in which the capital our members invested was pooled together to make investments, pay fees and establish a small reserve. We primarily acquired equipment subject to lease, purchased equipment and leased it to third-party end users or financed equipment for third parties and, to a lesser degree, acquired ownership rights to leased equipment at lease expiration. Some of our equipment leases were acquired for cash and provide current cash flow, which we refer to as “income” leases. For the other equipment leases, we financed the majority of the purchase price through borrowings from third parties. We refer to these leases as “growth” leases. These growth leases generated little or no current cash flow because substantially all of the rental payments received from the lessee are used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipated that the future value of the leased equipment would exceed our cash portion of the purchase price.

We divide the life of the program into three distinct phases:

(1) Offering Period: We invested most of the net proceeds from the sale of Shares in equipment leases and other financing transactions.

(2) Operating Period: After the close of the offering period, we reinvested and continued to reinvest the cash generated from our initial investments to the extent that cash was not needed for our expenses, reserves and distributions to members. Our operating period ended on April 30, 2008.

(3) Liquidation Period: We began our liquidation period on May 1, 2008. Since the beginning of the liquidation period, we have sold and will continue to sell our assets in the ordinary course of business. Our goal is to complete the liquidation period within three years from the end of the operating period, but it may take longer to do so.

As we sell our assets during our liquidation period, both rental income and finance income will decrease over time as will expenses related to our assets such as depreciation and amortization expense. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and the debt is repaid to the lender.  As leased equipment is sold, we will incur gains or losses on these sales. We will continue to liquidate our portfolio during this period and we expect to see a reduction in revenue and expenses accordingly.

At December 31, 2008 and 2007, we had total assets of $114,231,144 and $139,570,167, respectively.  For the year ended December 31, 2008, three lessees accounted for approximately 83% of our total rental and finance income of $21,820,889.  We had net income for the year ended December 31, 2008 of $1,047,818. For the year ended December 31, 2007, three lessees accounted for approximately 77% of our total rental and finance income of $20,579,263. We had net income for the year ended December 31, 2007 of $7,940,018.  For the year ended December 31, 2006, three lessees accounted for approximately 88% of our total rental and finance income of $24,325,355.  We had a net loss for the year ended December 31, 2006 of $667,903.

At December 31, 2008, our portfolio, which we hold either directly or through joint ventures, consisted primarily of the following investments:

Air Transportation Equipment

•
We own one Airbus A340-313X aircraft (“Aircraft 128”) and have a 50% ownership interest through a joint venture with ICON Income Fund Eight B L.P. (“Fund Eight B”), an entity also managed by our Manager, in a second Airbus A340-313X aircraft (“Aircraft 126”). Both aircraft are on lease to Cathay Pacific Airways Limited (“Cathay”), which are currently in lease extensions that are scheduled to expire on December 1, 2011 and July 1, 2011, respectively.

Marine Vessels

•
We own three car and truck carrying vessels (the “Vessels”) on bareboat charter to Wilhelmsen Lines Shipowning AS (“Wilhelmsen”). Effective May 18, 2006, the terms of the bareboat charters were extended through December 22, 2013.

•	We own the Samar Spirit (“Samar”), an Aframax product tanker, which is subject to bareboat charter with an affiliate of the Teekay Corporation (“Teekay”) that expires in July 2011.

Manufacturing Industry Equipment

•
We own microprocessor manufacturing devices and semi-conductor memory testing equipment currently subject to three leases with Spansion LLC (“Spansion”). One of the leases had an original expiration date of June 30, 2007 and the other two had an original expiration date of July 31, 2007. All three leases have been extended to June 30, 2009.

•	We own various manufacturing equipment subject to several leases with Wildwood Industries, Inc. (“Wildwood”). The leases expire on various dates between February and September 2009.

Telecommunications Equipment

•
We have a 14.40% ownership interest in ICON Global Crossing II, LLC (“Global Crossing II”), which purchased telecommunications equipment that is subject to a lease with Global Crossing Telecommunications, Inc. and Global Crossing North American Networks, Inc. (collectively, the “Global Crossing Group”).  The lease expires on October 31, 2010.

For a discussion of our lease and other significant transactions for the years ended December 31, 2008, 2007 and 2006, please refer to “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segment Information

We have only one operating segment: the business of leasing and financing equipment to companies that we believe to be creditworthy.

Competition

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. When we made our investments, we competed, and as we seek to liquidate our portfolio, we compete with a variety of competitors including other equipment leasing and finance funds, hedge funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Competition from both traditional competitors and new market entrants has intensified in recent years due to growing marketplace liquidity and increasing recognition of the attractiveness of the commercial leasing and finance industry.  Our competitors may have been and/or are in a position to offer equipment to prospective customers on financial terms that were more favorable than those that we could offer or that we can offer in liquidating our portfolio, which may have affected our ability to make investments and may affect our ability to liquidate our portfolio, in each case, in a manner that would enable us to achieve our investment objectives.  For additional information about our competition and other risks related to our operations, please see “Risk Factors” in Item 1A.

Employees

We have no direct employees.  Our Manager has full and exclusive control over our management and operations.

Available Information

Our Annual Report on Form 10-K, our most recent Quarterly Reports on Form 10-Q and amendments to those reports, if any, and our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our Manager’s internet website at http://www.iconcapital.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). The information contained on our Manager’s website is not deemed part of this Annual Report on Form 10-K. Our Reports are also available on the SEC’s website at http://www.sec.gov.

Financial Information Regarding Geographic Areas

We have long-lived assets, which include finance leases, operating leases and revenues in geographic areas outside of the United States. For additional information, see Note 15 to our consolidated financial statements.

Item 1A. Risk Factors

We are subject to a number of risks.  Careful consideration should be given to the following risk factors, in addition to the other information included in this Annual Report.  The risks and uncertainties described below are not the only ones we may face.  Each of these risk factors could adversely affect our business operating results and/or financial condition, as well as adversely affect the value of an investment in our Shares.  In addition to the following disclosures, please refer to the other information contained in this report including the consolidated financial statements and the related notes.

General Investment Risks

All or a substantial portion of your distributions may be a return of capital and not a return on capital, which will not necessarily be indicative of our performance.

The portion of total distributions that is a return of capital and the portion that is economic return will depend upon a number of factors that cannot be determined until all of our investments have been sold or otherwise matured. At that time, you will be able to compare the total amount of all cash distributions you receive to your total capital invested in order to determine your economic return.

The Internal Revenue Service may deem the majority of your distributions to be a return of capital for tax purposes during our early years. Distributions would be deemed to be a return of capital for tax purposes to the extent that we are distributing cash in an amount greater than our taxable income. The fact that the Internal Revenue Service deems distributions to be a return of capital in part and we report an adjusted tax basis to you on Form K-1 is not an indication that we are performing greater than or less than expectations and cannot be utilized to forecast what your final return might be.

Your ability to resell your Shares is limited by the absence of a public trading market and, therefore, you should be prepared to hold your Shares for the life of the LLC, which is anticipated to be at least 10 years.

We do not anticipate that a public market will develop for our Shares, our Shares will not be listed on any national securities exchange at any time, and we will take steps to assure that no public trading market develops for our Shares. In addition, our LLC Agreement imposes significant restrictions on your right to transfer your Shares.  We have established these restrictions to comply with federal and State securities laws and so that we will not be considered to be a publicly traded partnership that is taxed as a corporation for federal income tax purposes. Your ability to sell or otherwise transfer your Shares is extremely limited and will depend on your ability to identify a buyer. Thus, you will probably not be able to sell or otherwise liquidate your Shares in the event of an emergency and if you were able to arrange a sale, the price you receive would likely be at a substantial discount to the price you paid for your Shares.  As a result, you must view your investment in our Shares as a long-term, illiquid investment that may last for at least 10 years.

If you choose to request that we redeem your Shares, you may receive significantly less than you would receive if you were to hold your Shares for the life of the LLC.

After you have been admitted as a member and have held your Shares for at least one year, you may request that we redeem up to all of your Shares. We are under no obligation to do so, however, and will only have limited cash available for this purpose. If we redeem your Shares, the redemption price has been unilaterally set and, depending upon when you request redemption, the redemption price may be less than the unreturned amount of your investment. If your Shares are redeemed, the redemption price may provide you a significantly lower value than the value you would realize by retaining your Shares for the duration of the LAC.

You may not receive cash distributions every month and, therefore, you should not rely on any income from your Shares.

You should not rely on the cash distributions from your Shares as a source of income. During the liquidation period, although we expect that lump sums will be distributed from time to time if and when financially significant assets are sold, regularly scheduled distributions will decrease because there will be fewer investments available to generate cash flow.

Our assets may be plan assets for ERISA purposes, which could subject our Manager to additional restrictions on its ability to operate our business.

ERISA and the Internal Revenue Code may apply what is known as the look-through rule to an investment in our Shares. Under that rule, the assets of an entity in which a qualified plan or IRA has made an equity investment may constitute assets of the qualified plan or IRA. If you are a fiduciary of a qualified plan or IRA, you should consult with your advisors and carefully consider the effect of that treatment if that were to occur. If the look-through rule were to apply, our Manager may be viewed as an additional fiduciary with respect to the qualified plan or IRA to the extent of any decisions relating to the undivided interest in our assets represented by the Shares held by such qualified plan or IRA. This could result in some restriction on our Manager’s willingness to engage in transactions that might otherwise be in the best interest of all Share holders due to the strict rules of ERISA regarding fiduciary actions.

The statements of value that we will include in our Annual Reports on Form 10-K and that we will send to fiduciaries of plans subject to ERISA and to certain others parties is only an estimate and may not reflect the actual value of our Shares.

The statements of estimated value are based on the estimated value of each Share (i) as of the close of our fiscal year, for the annual statements included in our Annual Reports on Form 10-K and (ii) as of September 30 of each fiscal year, for annual statements sent to fiduciaries of plans subject to ERISA and certain other parties. Management, in part, will rely upon third-party sources and advice in arriving at this estimated value. No independent appraisals on the particular value of our Shares will be obtained and the value will be based upon an estimated fair market value as of the referenced date for such value. Because this is only an estimate, we may subsequently revise any valuation that is provided. We cannot assure that:

•	this estimate of value could actually be realized by us or by our members upon liquidation;
•	members could realize this estimate of value if they were to attempt to sell their Shares;
•
this estimate of value reflects the price or prices that our Shares would or could trade at if they were listed on a national stock exchange or included for quotation on a national market system, because no such market exists or is likely to develop; or

•
the statement of value, or the method used to establish value, complies with any reporting and disclosure or valuation requirements under ERISA, Internal Revenue Code requirements or other applicable law.

You have limited voting rights and are required to rely on our Manager to make all of our investment decisions and achieve our investment objectives.

Our Manager will make all of our investment decisions, including determining the investments we made and the dispositions we will make in the future. Our success will depend upon the quality of the investment decisions our Manager makes, particularly relating to our investments in equipment and the realization of such investments. You are not permitted to take part in managing, establishing or changing our investment objectives or policies.

The decisions of our Manager may be subject to conflicts of interest.

The decisions of our Manager may be subject to various conflicts of interest arising out of its relationship to us and our affiliates. Our Manager could be confronted with decisions in which it will, directly or indirectly, have an economic incentive to place its respective interests or the interests of our affiliates above ours. As of December 31, 2008, our Manager, sponsored, and is currently managing, seven other equipment leasing and finance funds. See “Item 13.  Certain Relationships and Related Transactions, and Director Independence”.  These conflicts may include, but are not limited to:

•	our Manager may have received more fees for making investments in which we incurred indebtedness to fund these investments than if indebtedness was not incurred;
•	our LLC Agreement does not prohibit our Manager or any of our affiliates from competing with us for investments and engaging in other types of business;
•	our Manager may have had opportunities to earn fees for referring a prospective investment opportunity to others;
•	the lack of separate legal representation for us and our Manager and lack of arm’s-length negotiations regarding compensation payable to our Manager;
•
our Manager is our tax matters partner and is able to negotiate with the IRS to settle tax disputes that would bind us and our members that might not be in your best interest given your individual tax situation; and

•	our Manager can make decisions as to when and whether to sell a jointly-owned asset when the co-owner is another business it manages.

The Investment Committee of our Manager is not independent.

Any conflicts in determining and allocating investments between us and our Manager, or between us and another fund managed by our Manager, were resolved by our Manager’s investment committee, which also serves as the investment committee for other funds sponsored and managed by our Manager. Since all of the members of our Manager’s investment committee are officers of our Manager and are not independent, matters determined by such investment committee, including conflicts of interest between us and our Manager and our affiliates involving investment opportunities may not have been as favorable to you and our other investors as they would be if independent members were on the committee. Generally, if an investment was appropriate for more than one fund our Manager’s investment committee allocated the investment to a fund (which includes us) after taking into consideration at least the following factors:

•	whether the fund had the cash required for the investment;
•	whether the amount of debt to be incurred with respect to the investment was acceptable for the fund;
•	the effect the investment would have on the fund’s cash flow;
•	whether the investment would further diversify, or unduly concentrate, the fund’s investments in a particular lessee/borrower, class or type of equipment, location, industry, etc.;
•	whether the term of the investment was within the term of the fund; and
•	which fund had been seeking investments for the longest period of time.

Notwithstanding the foregoing, our Manager’s investment committee may have made exceptions to these general policies when, in our Manager’s judgment, other circumstances made application of these policies inequitable or economically undesirable. In addition, our LLC Agreement permits our Manager and our affiliates to engage in equipment acquisitions, financing secured loans, refinancing, leasing and releasing opportunities on their own behalf or on behalf of other funds even if they compete with us.

Our Manager’s officers and employees manage other businesses and did not and will not devote their time exclusively to managing us and our business.

We do not and will not employ our own full-time officers, managers or employees. Instead, our Manager will supervise and control our business affairs. Our Manager’s officers and employees will also be spending time supervising the affairs of other equipment leasing and finance funds it manages. Therefore, such officers and employees devoted and will devote the amount of time that they think is necessary to conduct our business, which may not be the same amount of time that would be devoted to us if we had separate officers and employees.

Our Manager may have difficulty managing its growth, which may divert its resources and limit its ability to expand its operations successfully.

The amount of assets that our Manager manages has grown substantially since our Manager was formed in 1985 and our Manager and its affiliates intend to continue to sponsor and manage, as applicable, funds similar to us that may be concurrent with us and they expect to experience further growth in their respective assets under management. Our Manager’s future success will depend on the ability of its and its affiliates’ officers and key employees to implement and improve their operational, financial and management controls, reporting systems and procedures, and manage a growing number of assets and investment funds. They, however, may not implement improvements to their management information and control systems in an efficient or timely manner and they may discover deficiencies in their existing systems and controls. Thus, our Manager’s anticipated growth may place a strain on its administrative and operations infrastructure, which could increase its costs and reduce its efficiency and could negatively impact our operations, business and financial condition.

Operational risks may disrupt our business and result in losses.

We may face operational risk from errors made in the execution, confirmation or settlement of transactions. We may also face operational risk from our transactions not being properly recorded, evaluated or accounted for. We rely heavily on our Manager’s financial, accounting, and other software systems. If any of these systems fail to operate properly or become disabled, we could suffer financial loss and a disruption of our business.  In addition, we are highly dependent on our Manager’s information systems and technology. There can be no assurance that these information systems and technology will be able to accommodate our Manager’s growth or that the cost of maintaining such systems will not increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.  Furthermore, we depend on the headquarters of our Manager, which are located in New York City, for the operation of our business. A disaster or a disruption in the infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, may have an adverse impact on our ability to continue to operate our business without interruption that could have a material adverse effect on us. Although we have disaster recovery programs in place, there can be no assurance that these will be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for any losses.  Finally, we rely on third-party service providers for certain aspects of our business, including certain accounting and financial services. Any interruption or deterioration in the performance of these third parties could impair the quality of our operations and could adversely affect our business and result in losses.

Our internal controls over financial reporting may not be effective or our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.

Our Manager is required to evaluate our internal controls over financial reporting in order to allow management to report on, and if and when required, our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations of the SEC thereunder, which we refer to as “Section 404.” During the course of testing, our Manager may identify deficiencies that it may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and the achievement of our investment objectives.

We are subject to certain reporting requirements and are required to file certain periodic reports with the SEC.

We are subject to reporting requirements under the Securities Exchange Act of 1934, including the filing of quarterly and annual reports. Prior public funds sponsored by our Manager have been and are subject to the same requirements. Some of these funds have been required to amend previously filed reports to, among other things, restate the audited or unaudited financial statements filed in such reports. As a result, the prior funds have been delinquent in filing subsequent quarterly and annual reports when they became due. If we experience delays in the filing of our reports, our investors may not have access to timely information concerning us, our operations, and our financial results.

Your ability to institute a cause of action against our Manager and its affiliates is limited by our LLC Agreement.

Our LLC Agreement provides that neither our Manager nor any of its affiliates will have any liability to us for any loss we suffer arising out of any action or inaction of our Manager or an affiliate if the Manager or affiliate determined, in good faith, that the course of conduct was in our best interests and did not constitute negligence or misconduct. As a result of these provisions in our LLC Agreement, your right to institute a cause of action against our Manager may be more limited than it would be without these provisions.

Business Risks

Our business could be hurt by economic downturns.

Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate. A decline in economic activity in the United States or internationally could materially affect our financial condition and results of operations. The equipment leasing and financing industry is influenced by factors such as interest rates, inflation, employment rates and other macroeconomic factors over which we have no control. Any decline in economic activity as a result of these factors typically results in a decrease in the number of transactions in which we participate and in our profitability.

Uncertainties associated with the equipment leasing and financing industry may have an adverse effect on our business and may adversely affect our ability to give you any economic return from our Shares or a complete return of your capital.

There are a number of uncertainties associated with the equipment leasing and financing industry that may have an adverse effect on our business and may adversely affect our ability to make cash distributions to you that will, in total, be equal to a return of all of your capital, or provide for any economic return from our Shares. These include:

•	fluctuations in demand for equipment and fluctuations in interest rates and inflation rates;
•	fluctuations in the availability and cost of credit;
•	the continuing economic life and value of equipment at the time our investments mature;
•	the technological and economic obsolescence of equipment;
•	potential defaults by lessees, borrowers or other counterparties;
•	supervision and regulation by governmental authorities; and
•	increases in our expenses, including taxes and insurance expenses.

The risks and uncertainties associated with the industries of our lessees, borrowers, and other counterparties may indirectly affect our business, operating results and financial condition.

We are indirectly subject to a number of uncertainties associated with the industries of our lessees, borrowers, and other counterparties. We invested in a pool of equipment by, among other things, acquiring equipment subject to lease, purchasing equipment and leasing equipment to third-party end users, financing equipment for third-party end users, acquiring ownership rights to items of leased equipment at lease expiration, and acquiring interests or options to purchase interests in the residual value of equipment. The lessees, borrowers, and other counterparties to these transactions operate in a variety of industries. As such, we are indirectly subject to the various risks and uncertainties that affect our lessees’, borrowers’, and other counterparties’ businesses and operations. If such risks or uncertainties were to affect our lessees, borrowers, or other counterparties, we may indirectly suffer a loss on our investment, lose future revenues or experience adverse consequences to our business, operating results and financial condition.

Because we borrowed money to make our investments, losses as a result of lessee, borrower or other counterparty defaults may be greater than if such borrowings were not incurred.

Although we acquired some of our investments for cash, we borrowed a substantial portion of the purchase price of certain of our investments. While we believe the use of leverage resulted in us being able to make more investments with less risk than if leverage was not utilized, there can be no assurance that the benefits of greater size and diversification of our portfolio will offset the heightened risk of loss in an individual investment using leverage.  With respect to non-recourse borrowings, if we are unable to pay our debt service obligations because a lessee, borrower or other counterparty defaults, a lender could foreclose on the investment securing the non-recourse indebtedness. This could cause us to lose all or part of our investment or could force us to meet debt service payment obligations so as to protect our investment subject to such indebtedness and prevent it from being subject to repossession.  Additionally, while the majority of our borrowings were non-recourse, we are jointly and severally liable for recourse indebtedness incurred under a revolving line of credit facility with California Bank & Trust (“CB&T”) that is secured by certain of our assets that are not otherwise pledged to other lenders. CB&T has a security interest in such assets and the right to sell those assets to pay off the indebtedness if we default on our payment obligations.  This recourse indebtedness may increase our risk of loss because we must meet the debt service payment obligations regardless of the revenue we receive from the investment that is subject to such secured indebtedness.

Restrictions imposed by the terms of our indebtedness may limit our financial flexibility.

We, together with certain of our affiliates (entities sponsored and organized by our Manager), Fund Eight B, ICON Income Fund Ten, LLC (“Fund Ten”), ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and ICON Leasing Fund Twelve, LLC (“Fund Twelve”) are party to the revolving line of credit agreement with CB&T.  The terms of that agreement could restrict us from paying distributions to our members if such payments would cause us not to be in compliance with our financial covenants in that agreement.  For additional information on the terms of our credit agreement, see “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Guarantees made by the guarantors of some of our lessees, borrowers and other counterparties may be voided under certain circumstances and we may be required to return payments received from such guarantors.

Under federal bankruptcy law and comparable provisions of State fraudulent transfer laws, a guarantee could be voided, or claims in respect of a guarantee could be subordinated to all other debts of that guarantor if, among other things, the guarantor, at the time it incurred the indebtedness evidenced by its guarantee:

•	received less than reasonably equivalent value or fair consideration for the incurrence of such guarantee; and
•	was insolvent or rendered insolvent by reason of such incurrence; or
•	was engaged in a business or transaction for which the guarantor’s remaining assets constituted unreasonably small capital; or
•	intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature.

In addition, any payment by that guarantor pursuant to its guarantee could be voided and required to be returned to the guarantor, or to a fund for the benefit of the creditors of the guarantor.

The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, a guarantor would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all of its assets;
•
if the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they become due.

We cannot assure you as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard. We also can not make any assurances as to the standards that courts in foreign jurisdictions may use or that courts in foreign jurisdictions will take a position similar to that taken in the United States.

If the value of our investments declines more rapidly than we anticipate, our financial performance may be adversely affected.

A significant part of the value of a significant portion of the equipment that we invested in is expected to be the potential value of the equipment once the lease term expires (with respect to leased equipment) or when our interests in or options to purchase interests in the residual value of equipment mature. Generally, equipment is expected to decline in value over its useful life. In making these types of investments, we assumed a residual value for the equipment at the end of the lease or other investment that, at maturity, was expected to be enough to return the cost of our investment in the equipment and provide a rate of return despite the expected decline in the value of the equipment over the term of the investment. However, the actual residual value of the equipment at maturity and whether that value meets our expectations will depend to a significant extent upon the following factors, many of which are beyond our control:

•	our ability to acquire or enter into agreements that preserved or enhanced the relative value of the equipment;
•	our ability to maximize the value of the equipment at maturity of our investment;
•	market conditions prevailing at maturity;
•	the cost of new equipment at the time we are remarketing used equipment;
•	the extent to which technological or regulatory developments reduce the market for such used equipment;
•	the strength of the economy; and
•	the condition of the equipment at maturity.

We cannot assure you that our assumptions with respect to value will be accurate or that the equipment will not lose value more rapidly than we anticipate.

If equipment is not properly maintained, its residual value may be less than expected.

If a lessee or other counterparty fails to maintain equipment in accordance with the terms of our agreements, we may have to make unanticipated expenditures to repair the equipment in order to protect our investment. In addition, some of the equipment we invested in was used equipment. While we planned to inspect most used equipment prior to making an investment, there is no assurance that an inspection of used equipment prior to purchasing it revealed any or all defects and problems with the equipment that may occur after it was acquired by us.

We typically obtained representations from the sellers and lessees of used equipment that:

•	the equipment has been maintained in compliance with the terms of applicable agreements;
•	that neither the seller nor the lessee, was in violation of any material terms of such agreements; and
•
the equipment was in good operating condition and repair and that, with respect to leases, the lessee had no defenses to the payment of rent for the equipment as a result of the condition of such equipment.

We have rights against the seller of equipment for any losses arising from a breach of representations made to us and against the lessee for a default under the lease. However, we cannot assure you that these rights will make us whole with respect to our entire investment in the equipment or our expected returns on the equipment, including legal costs, costs of repair and lost revenue from the delay in being able to sell or re-lease the equipment due to undetected problems or issues. These costs and lost revenue could negatively affect our liquidity and cash flows, and could negatively affect our profitability if we are unable to recoup such costs from the lessee or other third parties.

If a lessee, borrower or other counterparty defaults on its obligations to us, we could incur losses.

We entered into transactions with parties that had senior debt rated below investment grade. We did not require such parties to have a minimum credit rating. Lessees, borrowers, and other counterparties with such lower credit ratings may default on payments to us more frequently than lessees, borrowers or other counterparties with higher credit ratings. For example, if a lessee does not make lease payments to us or to a lender on our behalf or a borrower does not make loan payments to us when due, or violates the terms of its contract in another important way, we may be forced to terminate our agreements with such parties and attempt to recover the equipment. We may do this at a time when we may not be able to arrange for a new lease or to sell our investment right away, if at all. We would then lose the expected revenues and might not be able to recover the entire amount or any of our original investment. The costs of recovering equipment upon a lessee’s or borrower’s default, enforcing the obligations under the contract, and transporting, storing, repairing, and finding a new lessee or purchaser for the equipment may be high and may negatively affect the value of our investment in the equipment. These costs could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.

If a lessee, borrower or other counterparty files for bankruptcy, we may have difficulty enforcing the terms of the contract and may incur losses.

If a lessee, borrower or other counterparty files for protection under the bankruptcy laws, the remaining term of the lease, loan or other financing contract could be shortened or the contract could be rejected by the bankruptcy court, which could result in, among other things, any unpaid pre-bankruptcy lease, loan or other contractual payments being cancelled as part of the bankruptcy proceeding. We may also experience difficulties and delays in recovering equipment from a bankrupt lessee or borrower that is involved in a bankruptcy proceeding or has been declared bankrupt by a bankruptcy court. If a contract is rejected in a bankruptcy, we would bear the cost of retrieving and storing the equipment and then have to remarket such equipment. In addition, the bankruptcy court would treat us as an unsecured creditor for any amounts due under the lease, loan or other contract. These costs and lost revenues could also negatively affect our liquidity and cash flows and could negatively affect our profitability.

Investing in equipment in foreign countries may be riskier than domestic investments and may result in losses.

We made investments in equipment for use by domestic or foreign parties outside of the United States. We may have difficulty enforcing our rights under foreign transaction documents. In addition, we may have difficulty repossessing equipment if a foreign party defaults and enforcement of our rights outside the United States could be more expensive. Moreover, foreign jurisdictions may confiscate our equipment. Use of equipment in a foreign country will be subject to that country’s tax laws, which may impose unanticipated taxes. While we sought to require lessees, borrowers, and other counterparties to reimburse us for all taxes imposed on the use of the equipment and require them to maintain insurance covering the risks of confiscation of the equipment, we cannot assure you that we will be successful in doing so or that insurance reimbursements will be adequate to allow for recovery of and a return on foreign investments.

In addition, we invested in equipment that may travel to or between locations outside of the United States. Regulations in foreign countries may adversely affect our interest in equipment in those countries. Foreign courts may not recognize judgments obtained in U.S. courts and different accounting or financial reporting practices may make it difficult to judge the financial viability of a lessee, borrower or other counterparty, heightening the risk of default and the loss of our investment in such equipment, which could have a material adverse effect on our results of operations and financial condition.

In addition to business uncertainties, our investments may be affected by political, social, and economic uncertainty affecting a country or region. Many financial markets are not as developed or as efficient as those in the U.S. and, as a result, liquidity may be reduced and price volatility may be higher. The legal and regulatory environment may also be different, particularly with respect to bankruptcy and reorganization. Financial accounting standards and practices may also differ and there may be less publicly available information with respect to such companies. While our Manager considered these when making investment decisions, no assurance can be given that we will be able to fully avoid these risks or generate sufficient risk-adjusted returns.

Sellers of leased equipment could use their knowledge of the lease terms for gain at our expense.

We may have acquired equipment subject to lease from leasing companies that have an ongoing relationship with the lessees. A seller could use its knowledge of the terms of the lease, particularly the end of lease options and date the lease ends, to compete with us. In particular, a seller may approach a lessee with an offer to substitute similar equipment at lease end for lower rental amounts. This may adversely affect our opportunity to maximize the residual value of the equipment and potentially negatively affect our profitability.

Investment in joint ventures may subject us to risks relating to our co-investors that could adversely impact the financial results of such joint ventures.

We invested in joint ventures with other businesses our Manager sponsors and manages, as well as with unrelated third parties. Investing in joint ventures involves additional risks not present when acquiring leased equipment that will be wholly owned by us. These risks include the possibility that our co-investors might become bankrupt or otherwise fail to meet financial commitments, thereby obligating us to pay all of the debt associated with the joint venture, as each party to a joint venture may be required to guarantee all of the joint venture’s obligations. Alternatively, the co-investors may have economic or business interests or goals that are inconsistent with our investment objectives and want to manage the joint venture in ways that do not maximize our return. Among other things, actions by a co-investor might subject leases that are owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement. Also, when none of the joint owners control a joint venture, there might be a stalemate on decisions, including when to sell the equipment or the prices or terms of a lease. Finally, while we typically have the right to buy out the other joint owner’s interest in the equipment in the event of the sale, we may not have the resources available to do so. These risks could negatively affect our profitability and could result in legal and other costs, which would negatively affect our liquidity and cash flows.

We may not be able to obtain insurance for certain risks and would have to bear the cost of losses from non-insurable risks.

Equipment may be damaged or lost. Fire, weather, accidents, theft or other events can cause damage or loss of equipment. While our transaction documents generally require lessees and borrowers to have comprehensive insurance and assume the risk of loss, some losses, such as from acts of war, terrorism or earthquakes may either be uninsurable or not economically feasible to insure. Furthermore, not all possible liability claims or contingencies affecting equipment can be anticipated or insured against, and, if insured, the insurance proceeds may not be sufficient to cover a loss. If such a disaster occurs to the equipment, we could suffer a total loss of any investment in the affected equipment. In investing in some types of equipment, we may have been exposed to environmental tort liability. Although we used our best efforts to minimize the possibility and exposure of such liability including by means of attempting to obtain insurance, we cannot assure you that our assets will be protected against any such claims. These risks could negatively affect our profitability and could result in legal and other costs, which would negatively affect our liquidity and cash flows.

We could suffer losses from failure to maintain our equipment registration and from unexpected regulatory compliance costs.

Many types of transportation assets are subject to registration requirements by U.S. governmental agencies, as well as foreign governments if such equipment is to be used outside of the United States. Failing to register the equipment, or losing such registration, could result in substantial penalties, forced liquidation of the equipment and/or the inability to operate and lease the equipment. Governmental agencies may also require changes or improvements to equipment and we may have to spend our own funds to comply if the lessee, borrower or other counterparty is not required to do so under the transaction documents. These changes could force the equipment to be removed from service for a period of time. The terms of the transaction documents may provide for payment reductions if the equipment must remain out of service for an extended period of time or are removed from service. We may then have reduced income from our investment for this equipment. If we do not have the funds to make a required change, we might be required to sell the affected equipment. If so, we could suffer a loss on our investment, lose future revenues and experience adverse tax consequences.

If any of our investments become subject to usury laws, we could have reduced revenues or possibly a loss on such investments.

In addition to credit risks, we may be subject to other risks in equipment financing transactions in which we are deemed to be a lender. For example, equipment leases have sometimes been held by U.S. courts to be loan transactions subject to State usury laws, which limit the interest rate that can be charged. Uncertainties in the application of some laws may result in inadvertent violations that could result in reduced investment returns or, possibly, loss on our investment in the affected equipment. Although part of our business strategy was to enter into or acquire leases that we believe were structured so that they avoid being deemed loans, and would therefore not be subject to usury laws, we cannot assure you that we were successful in doing so. If an equipment lease is held to be a loan with a usurious rate of interest, the amount of the lease payment could be reduced and adversely affect our revenue.

State laws determine what rates of interest are deemed usurious, when the applicable rate of interest is determined, and how it is calculated. In addition, some U.S. courts have also held that certain lease features, such as equity interests, constitute additional interest. Although we generally sought assurances and/or opinions to the effect that our transactions do not violate applicable usury laws, a finding that our transactions violate usury laws, the interest obligation to us could be declared void and we could be liable for damages and penalties under applicable law. We cannot assure you as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard. We also cannot make any assurances as to the standards that courts in foreign jurisdictions may use or that courts in foreign jurisdictions will take a position similar to that taken in the United States.

We competed with a variety of financing sources for our investments, which may affect our ability to achieve our investment objectives.

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. Our competitors are varied and include other equipment leasing and finance funds, hedge funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Competition from both traditional competitors and new market entrants has intensified in recent years due to growing marketplace liquidity and increasing recognition of the attractiveness of the commercial leasing and finance industry.

When we made our investments, we competed primarily on the basis of pricing, terms and structure. To the extent that our competitors competed aggressively on any combination of those factors, we could fail to achieve our investment objectives.  In addition, our competitors may have been and/or are in a position to offer equipment to prospective customers on financial terms that were more favorable than those that we could offer or that we can offer in liquidating our portfolio, which may have affected our ability to make investments and may affect our ability to liquidate our portfolio, in each case, in a manner that would enable us to achieve our investment objectives.

General Tax Risks

If the IRS classifies us as a corporation rather than a partnership, your distributions would be reduced under current tax law.

We did not and will not apply for an IRS ruling that we will be classified as a partnership for federal income tax purposes. Although counsel rendered an opinion to us that we will be taxed as a partnership and not as a corporation, that opinion is not binding on the IRS and the IRS has not ruled on any federal income tax issue relating to us. If the IRS successfully contends that we should be treated as a corporation for federal income tax purposes rather than as a partnership, then:

•	our realized losses would not be passed through to you;
•	our income would be taxed at tax rates applicable to corporations, thereby reducing our cash available to distribute to you; and
•	your distributions would be taxed as dividend income to the extent of current and accumulated earnings and profits.

In addition, we could be taxed as a corporation if we are treated as a publicly traded partnership by the IRS. To minimize this possibility, our LLC Agreement places significant restrictions on your ability to transfer our Shares.

We could lose cost recovery or depreciation deductions if the IRS treats our leases as sales or financings.

We expect that, for federal income tax purposes, we will be treated as the owner and lessor of the equipment that we leased. However, the IRS may challenge the leases and instead assert that they are sales or financings. If the IRS determines that we are not the owner of our leased equipment, we would not be entitled to cost recovery, depreciation or amortization deductions, and our leasing income might be deemed to be portfolio income instead of passive activity income. The denial of such cost recovery or amortization deductions could cause your tax liabilities to increase.

You may incur tax liability in excess of the cash distributions you receive in a particular year.

In any particular year, your tax liability from owning our Shares may exceed the cash distributions you receive from this investment. While we expect that your net taxable income from owning our Shares for most years will be less than your cash distributions in those years, to the extent any of our debt is repaid with income or proceeds from equipment sales, taxable income could exceed the amount of cash distributions you receive in those years. Additionally, a sale of our investments may result in taxes in any year that are greater than the amount of cash from the sale, resulting in a tax liability in excess of cash distributions. Additionally, due to the operation of the various loss disallowance rules, in a given tax year you may have taxable income when, on a net basis, we have a loss, or you may recognize a greater amount of taxable income than our net income because, due to a loss disallowance, income from some of our activities cannot be offset by losses from some of our other activities.

You may be subject to greater income tax obligations than originally anticipated due to special depreciation rules.

We may have acquired equipment subject to lease that the Internal Revenue Code requires us to depreciate over a longer period than the standard depreciation period. Similarly, some of the equipment that we purchased was not be eligible for accelerated depreciation under the Modified Accelerated Costs Recovery System, which was established by the Tax Reform Act of 1986 to set forth the guidelines for accelerated depreciation under the Internal Revenue Code. Further, if we acquired equipment that the Internal Revenue Code deems to be tax-exempt use property and the leases did not satisfy certain requirements, losses attributable to such equipment are suspended and may be deducted only against income we receive from such equipment or when we dispose of such equipment. Depending on the equipment that we acquired and its eligibility for accelerated depreciation under the Internal Revenue Code, we may have less depreciation deductions to offset gross lease revenue, thereby increasing our taxable income.

There are limitations on your ability to deduct our losses.

Your ability to deduct your share of our losses is limited to the amounts that you have at risk from owning our Shares. This is generally the amount of your investment, plus any profit allocations and minus any loss allocation and distributions. This determination is further limited by a tax rule that applies the at-risk-rules on an activity by activity basis, further limiting losses from a specific activity to the amount at risk in that activity. Additionally, your ability to deduct losses attributable to passive activities is restricted. Some of our operations will constitute passive activities and you can only use our losses from such activities to offset passive activity income in calculating tax liability. Furthermore, passive activity losses may not be used to offset portfolio income.

The IRS may allocate more taxable income to you than our LLC Agreement provides.

The IRS might successfully challenge our allocations of taxable income or losses. If so, the IRS would require reallocation of our taxable income and loss, resulting in an allocation of more taxable income or less loss to you than our LLC Agreement allocates.

If you are a tax-exempt organization, you will have unrelated business taxable income from this investment.

Tax-exempt organizations are subject to income tax on unrelated business taxable income (“UBTI”). Such organizations are required to file federal income tax returns if they have UBTI from all sources in excess of $1,000 per year. Our leasing income will constitute UBTI. Furthermore, tax-exempt organizations in the form of charitable remainder trusts will be subject to an excise tax equal to 100% of their UBTI.

This investment may cause you to pay additional taxes.

You may be required to pay alternative minimum tax in connection with owning our Shares, since you will be allocated a proportionate share of our tax preference items. Our Manager’s operation of our business affairs may lead to other adjustments that could also increase your alternative minimum tax. Alternative minimum tax is treated in the same manner as the regular income tax for purposes of making estimated tax payments.

You may incur State tax and foreign tax liabilities and have an obligation to file State or foreign tax returns.

You may be required to file tax returns and pay foreign, State or local taxes, such as income, franchise or personal property taxes, as a result of an investment in our Shares, depending upon the laws of the jurisdictions in which the equipment that we own is located.

Any adjustment to our tax return as a result of an audit by the IRS may result in adjustment to your tax return.

If we adjust our tax return as a result of an IRS audit, such adjustment may result in an examination of other items in your returns unrelated to us, or an examination of your tax returns for prior years. You could incur substantial legal and accounting costs in contesting any challenge by the IRS, regardless of the outcome. Further, because you will be treated for federal income tax purposes as a partner in a partnership by investing in our Shares, an audit of our tax return could potentially lead to an audit of your individual tax return. Finally, under certain circumstances, the IRS may automatically adjust your personal return without the opportunity for a hearing if it adjusts our tax return.

Some of the distributions on our Shares will be a return of capital, in whole or in part, which will complicate your tax reporting and could cause unexpected tax consequences at liquidation.

As we depreciated our investments in leased equipment over the term of our existence, a portion of each distribution to you was likely considered a return of capital, rather than income. Therefore, the dollar amount of each distribution should not be considered as necessarily being all income to you. As your capital in our Shares is reduced for tax purposes over the life of your investment, you will not receive a lump sum distribution upon liquidation that equals the purchase price you paid for our Shares, such as you might expect if you had purchased a bond. Also, payments made upon our liquidation will be taxable to the extent that such payments are not a return of capital.

As you receive distributions throughout the life of your investment, you will not know at the time of the distribution what portion of the distribution represents a return of capital and what portion represents income. The Schedule K-1 statement you received and continue to receive from us each year will specify the amounts of capital and income you received throughout the prior year.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5. Market for the Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Our Shares are not publicly traded and there is no public market for our Shares. It is unlikely that any such market will develop.

Number of Members
Title of Class	as of February 28, 2009
Manager (as a member)	1
Additional members	3,245

We, at our Manager's discretion, paid monthly distributions to each of our members beginning the first month after each member was admitted to the LLC through the end of our operating period, which occurred on April 30, 2008.  We paid distributions to additional members totaling $7,678,004, $8,825,274 and $8,831,229, respectively, for the years ended December 31, 2008, 2007 and 2006. Additionally, our Manager was paid distributions of $77,556, $89,144 and $89,204 for the years ended December 31, 2008, 2007 and 2006, respectively.  The terms of our loan agreement with CB&T could restrict us from paying cash distributions to our members if such payment would cause us to not be in compliance with our financial covenants. See “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to participate in the offering and sale of Shares pursuant to the offering or to participate in any future offering of our Shares, we are required pursuant to FINRA Rule 2810(b)(5) to disclose in each Annual Report distributed to our members a per Share estimated value of our Shares, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Manager prepares statements of our estimated Share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act (“ERISA”) in the preparation of their reports relating to an investment in our Shares.  For these purposes, the estimated value of our Shares is deemed to be $445.76 per Share as of December 31, 2008.  This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose.  Because this is only an estimate, we may subsequently revise this valuation.

Following the termination of the offering of our Shares, the estimated value of our Shares is based on the estimated amount that a holder of a Share would receive if all of our assets were sold in an orderly liquidation as of the close of our fiscal year and all proceeds from such sales, without reduction for transaction costs and expenses, together with any cash held by us, were distributed to the members upon liquidation.  To estimate the amount that our members would receive upon such liquidation, we calculated the sum of:  (i) the unpaid finance lease and note receivable payments on our existing finance leases and notes receivable, discounted at the implicit yield for each such transaction, (ii) the fair market value of our operating leases, equipment held for sale or lease, and other assets, as determined by the most recent third party appraisals we have obtained for certain assets or our Manager’s  estimated values of certain other assets, as applicable, and (iii) our cash on hand.  From this amount, we then subtracted our total debt outstanding and then divided that sum by the total number of Shares outstanding.

The foregoing valuation is an estimate only.  The appraisals that we obtained and the methodology utilized by our management in estimating our per Share value were subject to various limitations and were based on a number of assumptions and estimates that may or may not be accurate or complete. No liquidity discounts or discounts relating to the fact that we are currently externally managed were applied to our estimated per Share valuation, and no attempt was made to value us as an enterprise.

As noted above, the foregoing valuation was performed solely for the ERISA and FINRA purposes described above and was based solely on our Manager’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation and should not be viewed as an accurate reflection of our Shares or our assets. Except for independent third-party appraisals of certain assets, no independent valuation was sought. In addition, as stated above, as there is no significant public trading market for our Shares at this time and none is expected to develop, there can be no assurance that members could receive $445.76 per Share if such a market did exist and they sold their Shares or that they will be able to receive such amount for their Shares in the future. Furthermore, there can be no assurance:

•
as to the amount members may actually receive if and when we seek to liquidate our assets or the amount of lease and note receivable payments and asset disposition proceeds we will actually receive over our remaining term; the total amount of distributions our members may receive may be less than $1,000 per Share primarily due to the fact that the funds initially available for investment were reduced from the gross offering proceeds in order to pay selling commissions, underwriting fees, organizational and offering expenses, and acquisition or formation fees;

•	that the foregoing valuation, or the method used to establish value, will satisfy the technical requirements imposed on plan fiduciaries under ERISA; or
•
that the foregoing valuation, or the method used to establish value, will not be subject to challenge by the IRS if used for any tax (income, estate, gift or otherwise) valuation purposes as an indicator of the current value of the Shares.

The redemption price we offer in our redemption plan utilizes a different methodology than that which we use to determine the current value of our Shares for the ERISA and FINRA purposes described above and, therefore, the $445.76 per Share does not reflect the amount that a member would currently receive under our redemption plan.  In addition, there can be no assurance that you will be able to redeem your Shares under our redemption plan.

Item 6. Selected Financial Data

The selected financial data should be read in conjunction with the consolidated financial statements and related notes included in “Item 8. Consolidated Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2008	2007	2006	2005	2004
Total revenue (a)	$20,158,872	$23,460,086	$24,885,153	$30,349,467	$33,240,316
Net income (loss) (b)	$1,047,818	$7,940,018	$(667,903)	$(2,777,128)	$(17,768)
Net income (loss) allocable to additional members	$1,037,340	$7,860,618	$(661,224)	$(2,749,357)	$(17,590)
Net income (loss) allocable to the Manager	$10,478	$79,400	$(6,679)	$(27,771)	$(178)

Weighted average number of additional shares
of limited liability company interests outstanding	97,955	98,052	98,123	98,215	98,695
Net income (loss) per weighted average additional
share of limited liability company interests	$10.59	$80.17	$(6.74)	$(27.99)	$(0.18)

Distributions to additional members	$7,678,004	$8,825,274	$8,831,229	$8,840,105	$8,758,942
Distributions per weighted average additional share
of limited liability company interests	$78.38	$90.01	$90.00	$90.01	$88.75
Distributions to the Manager	$77,556	$89,144	$89,204	$89,294	$89,744

	December 31,
	2008	2007	2006	2005	2004
Total assets (c)	$114,231,144	$139,570,167	$137,187,658	$151,635,559	$184,100,455
Notes payable (d)	$77,448,699	$96,122,281	$92,480,648	$97,782,942	$117,261,455
Members' equity	$31,783,252	$39,909,465	$42,333,349	$52,543,253	$64,455,803

(a)  The decline in revenue is due to the winding down of our operating period and the beginning of our liquidation period on May 1, 2008. During our liquidation period, we are selling and will continue to sell our assets in the ordinary course of business. As we sell our assets, both rental income and finance income will continue to decrease over time.

(b)  In 2008, we recorded impairment losses of approximately $3,900,000 on our investment in Aircraft 128 and approximately $1,950,000 related to our 50% investment in Aircraft 126. During 2007, we sold the assets that were previously on lease to Federal Express Corporation and Texas Genco LP, which resulted in an overall net gain of approximately $2,429,000. The termination of these leases also resulted in a total decrease in depreciation and amortization expense of approximately $2,406,000. During 2006, we reclassified the three Wilhelmsen bareboat charters from investments in operating leases to investments in finance leases, resulting in a decrease in depreciation and amortization expense of approximately 50%. During 2006, 2005 and 2004, we recorded impairment losses of approximately $3,005,000, $3,182,000 and $236,000, respectively.

(c) The decrease in total assets from December 31, 2007 to December 31, 2008 is primarily the result of the following factors:
- Leased equipment at cost decreased approximately $10.5 million due to (a) the impairment of approximately $3.9 million on our investment in
Aircraft 128 and (b) depreciation expense incurred during 2008.
- Investment in finance leases decreased approximately $6.5 million primarily due to collection in the ordinary course of business.
- Cash decreased approximately $5 million primarily due to distributions to members.
- Investment in joint ventures decreased approximately $2.5 million primarily due to the impairment loss on our investment in Aircraft 126.

(d)  The decrease in notes payable from December 31, 2007 to December 31, 2008 is related to the paydown of our debt related to our acquisition of Aircraft 128, the Vessels and Samar in the ordinary course of business.

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

Overview

We operate as an equipment leasing program in which the capital our members invested was pooled together to make investments, pay fees and establish a small reserve. We primarily acquired equipment subject to lease, purchased equipment and leased it to third-party end users or financed equipment for third parties, provided equipment and other financing and, to a lesser degree, acquired ownership rights to items of leased equipment at lease expiration. Some of our equipment leases were acquired for cash and provide current cash flow, which we refer to as “income” leases. For the other equipment leases, we financed the majority of the purchase price through borrowings from third parties. We refer to these leases as “growth” leases. These growth leases generate little or no current cash flow because substantially all of the rental payments received from the lessee are used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipated that the future value of the leased equipment would exceed our cash portion of the purchase price.

Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, under the terms of our LLC Agreement. We completed our operating period on April 30, 2008 and entered our liquidation period effective May 1, 2008. During our liquidation period, we are selling and will continue to sell our assets in the ordinary course of business. As we sell our assets, both rental income and finance income will decrease over time as will expenses related to our assets such as depreciation and amortization expense. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and the debt is repaid to lenders. As leased equipment is sold, we will incur gains or losses on these sales. We will continue to liquidate our assets during this period and we expect to see a reduction in revenue and expenses accordingly.

Current Business Environment and Outlook

In the second half of the twentieth century, financing became one of the most popular methods by which domestic and many global businesses satisfied their capital equipment needs.  We believe that domestic and, as global finance markets continue to develop, global equipment leasing and financing volume is correlated to overall business investments in equipment. According to the 2007 − 2008 U.S. Equipment Finance Market Study, which was prepared by Global Insight, Inc., a global forecasting company, and the Equipment Leasing and Finance Foundation, a non-profit foundation dedicated to providing research regarding the equipment leasing and finance industry, total domestic business investment in equipment and software has increased annually from approximately $868 billion in 2002 to approximately $1,088 billion in 2006, with total investments of approximately $1,106 billion estimated for 2007. Similarly, during the same period, total domestic equipment leasing and financing volume increased from approximately $483 billion in 2002 to approximately $598 billion in 2006, with financing volume of approximately $625 billion estimated for 2007. In 2008, domestic business investment in equipment and software is forecasted to reach an estimated $1,159 billion with a corresponding increase in equipment leasing and finance volume to an estimated $657 billion.

As illustrated above, approximately 53% to 57% of all domestic business investment in equipment and software was financed. Global Insight estimates, based on the latest full year information available, that approximately 56.5% of such investment during 2007 was financed, up from approximately 55% during 2006. In particular, Global Insight estimates, based on the latest full year information available, that lease financing represented approximately 17% and term loans represented approximately 9% of equipment and software financing in 2007, while line of credit financing represented approximately 29% of equipment and software financing in 2007, of which more than 50% was interim financing.

According to the World Leasing Yearbook 2009, which was published by Euromoney Institutional Investor PLC, global equipment leasing volume has increased annually from approximately $462 billion in 2002 to approximately $760 billion in 2007.  The most significant source of that increase was due to increased volume in Europe, Asia and South America.  For example, during the same period, total equipment leasing volume in Europe increased from approximately $162 billion in 2002 to approximately $367 billion in 2007, total equipment leasing volume in Asia increased from approximately $71 billion in 2002 to approximately $119 billion in 2007 and total equipment leasing volume in South America increased from approximately $3 billion in 2002 to approximately $41 billion in 2007.  We believe that global business investment in equipment and global equipment financing volume has increased as well during the same period.

The volume of equipment financing typically reflects general economic conditions. As the economy slows or builds momentum, the demand for productive equipment generally slows or builds and equipment financing volume generally decreases or increases. The economy in the United States experienced a downturn from 2001 through 2003, resulting in a decrease in equipment leasing and financing volume during that period. Since then, the economy in the United States, including business investment in equipment and equipment leasing financing volume, had recovered as noted above.

In general, the global credit markets have deteriorated significantly over the past year.  The U.S. economy entered into a recession in December 2007 and the global credit markets continue to experience dislocation and tightening.  Recent statistical data on the domestic leasing market provided by the Equipment Leasing and Finance Association, a trade association representing financial services companies and manufacturers in the U.S. equipment finance sector and an affiliate of the Equipment Leasing and Finance Foundation, indicates that domestic equipment leasing volume has generally deteriorated over the past year.

A significant portion of the statistical data regarding the equipment leasing market’s performance, however, is provided by the leasing divisions of commercial and industrial banks, large independent leasing and finance companies, and captive and vendor leasing and finance companies. These institutions (i) generally provide financing to companies seeking to lease small ticket and micro ticket equipment, (ii) use credit scoring methodologies to underwrite a lessee’s creditworthiness, and (iii) rely heavily on the issuance of commercial paper and/or lines of credit from other financial institutions to finance new business. Our investment objectives and strategy, on the other hand, (i) focused on financing middle- to large-ticket, business-essential equipment and other capital assets, (ii) we generally underwrote and structured such financing in a manner similar to providers of senior indebtedness (i.e., our underwriting includes both creditworthiness and asset due diligence and considerations and our structuring often includes guarantees, equity pledges, warrants, liens on related assets, etc.), and (iii) we were not reliant on receiving outside financing through the issuance of commercial paper or from lines of credit to finance new business or meet our investment objectives. Accordingly, the performance of the overall equipment leasing market is not directly correlated to our performance and our Manager does not expect that there will be any material adverse impact on the demand for equipment (and the related residuals) that we own.

Other factors that may negatively affect the leasing and financing industry are: (i) the proposed legal and regulatory changes that may affect tax benefits of leasing, and (ii) the continued misperception by potential lessees, stemming from published issues at Enron, WorldCom and others, that leasing should not play a central role as a financing alternative. However, as companies tend to preserve cash and lease or otherwise finance (rather than purchase) equipment in recessionary economies, we are optimistic that equipment leasing and finance volume will continue to increase over the long term.

Lease and Other Significant Transactions

We entered into the following leases and other significant transactions during the years ended December 31, 2008, 2007 and 2006:

Aircraft

Sale of two McDonnell Douglas DC10-30F Aircraft

During March 2003, we and Fund Eight B formed a joint venture, ICON Aircraft 47820, LLC (“Aircraft 47820”), in which we and Fund Eight B had ownership interests of 10% and 90%, respectively. Aircraft 47820 was formed for the purpose of acquiring an investment in a McDonnell Douglas DC10-30F aircraft and two spare engines (the “Aircraft and Engines”) on lease to Federal Express Corporation (“FedEx”). On March 11, 2003, Aircraft 47820 acquired the Aircraft and Engines for approximately $27,288,000, including approximately $24,211,000 of non-recourse debt. Our portion of the cash purchase price was approximately $308,000. On March 30, 2007, Aircraft 47820 sold the Aircraft and Engines to FedEx for $5,475,000 and recognized a loss on the sale of approximately $1,025,000.

During December 2002, we and Fund Eight B formed a joint venture, ICON Aircraft 46835, LLC (“Aircraft 46835”), in which we had ownership interests of 85% and 15%, respectively. Aircraft 46835 was formed for the purpose of acquiring a McDonnell Douglas DC10-30F aircraft on lease with FedEx. On December 27, 2002, the joint venture acquired the aircraft for approximately $25,292,000, including approximately $22,292,000 of non-recourse debt. Our portion of the cash purchase price was approximately $2,550,000. On March 30, 2007, Aircraft 46835 sold the aircraft to FedEx for $4,260,000 and recognized a loss on the sale of approximately $640,000.

Lease Extension, Non-Recourse Debt Refinancing and Impairment of Two Airbus Aircraft

During July 2002, we formed a wholly-owned subsidiary, ICON Aircraft 128, LLC (“ICON 128”), for the purpose of acquiring Aircraft 128 for approximately $69,000,000, including the assumption of approximately $64,800,000 of non-recourse debt.  Effective June 7, 2006, we entered into a lease extension with Cathay through December 1, 2011. Effective June 12, 2006, in connection with the Cathay lease extension, the non-recourse debt of approximately $44,250,000 was refinanced (the “Initial Refinancing”). We were required by the lender to pay down approximately $6,754,000 of the balloon payment on the original loan as part of the Initial Refinancing. The non-recourse debt incurred in the Initial Refinancing was scheduled to mature on December 1, 2011, required a balloon payment of approximately $11,550,000 and accrued interest at the London Interbank Eurocurrency Offered Rate (“LIBOR”) plus 0.80% per year. We incurred approximately $197,000 of costs in connection with the Initial Refinancing and expensed these costs to interest expense during the third quarter of 2006.

On August 1, 2006, we were able to negotiate more favorable terms with a new lender and refinanced the Initial Refinancing (the “Second Refinancing”). In connection with the Second Refinancing, we were able to borrow approximately $6,242,000 of additional non-recourse debt. The non-recourse debt incurred in the Second Refinancing matures on December 1, 2011, requires a balloon payment of approximately $22,750,000 and accrues interest at 6.85% per year. We paid approximately $749,000 of costs in connection with the Second Refinancing. At December 31, 2008, the fair market value of the non-recourse debt was approximately $37,086,000.

During February 2002, we and Fund Eight B formed ICON Aircraft 126 LLC (“ICON 126”) for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited (“D.A.L.”), a Cayman Islands registered company that owns, through an owner trust, Aircraft 126. ICON 126 completed the transaction during March 2002. The lease was initially scheduled to expire in March 2006, but has been extended until July 1, 2011. We and Fund Eight B each have ownership interests of 50% in ICON 126. ICON 126 consolidates the financial position and operations of D.A.L. in its consolidated financial statements.

Effective March 27, 2006, in connection with the lease extension, approximately $52,850,000 of non-recourse debt associated with Aircraft 126 was refinanced after applying $583,000 from a reserve account established in connection with the original lease with Cathay. The refinanced non-recourse debt matures on July 1, 2011 and requires a balloon payment of approximately $33,000,000 at maturity. The interest rate of the refinanced debt was fixed at 6.104% under the terms of the debt agreement, effective October 3, 2006.

ICON 126 had a commitment with respect to Aircraft 126 to pay certain maintenance costs that were incurred on or prior to March 27, 2006. ICON 126 established a maintenance reserve cash account under the original lease to pay for its portion of these costs. This account was funded by free cash from the lease payments in accordance with the terms of the original lease. During 2006, ICON 126 received $182,021 of capital contributions from both of its members, of which $50,000 was for amounts relating to the maintenance reserve cash account and $132,021 was related to costs paid by its members relating to the refinancing of the non-recourse debt. During September 2006, approximately $1,153,000 was paid for maintenance costs. The maintenance account for Aircraft 126 was cross-collateralized with the maintenance account for ICON Aircraft 123 LLC, (“ICON 123”) which owns an Airbus A340-31X aircraft on lease to Cathay (“Aircraft 123”) and is a wholly owned subsidiary of Fund Eight B. Under the terms of this agreement, ICON 126 was required to pay on behalf of ICON 123, any maintenance cost shortfalls incurred by the affiliate. On January 30, 2007, ICON 126 paid approximately $143,000 in maintenance costs from its maintenance account on behalf of ICON 123.  The maintenance account and related security interests were then terminated.   ICON 123 will reimburse ICON 126 when the aircraft is sold. The excess cash remaining in ICON 126’s account at December 31, 2008 is approximately $97,000, which includes accreted interest in the amount of approximately $38,000 through December 31, 2008.

In connection with the purchase of Aircraft 123, the owner trustee entered into two first priority charge on cash deposit agreements pursuant to which, as discussed above, the maintenance account for Aircraft 126 was cross-collateralized with the maintenance account for Aircraft 123.  In addition, ICON 123 and ICON 126 are parties to a residual sharing agreement with respect to the aircraft. (See Note 13 in “Part II, Item 8. Consolidated Financial Statements and Supplementary Information”).

In light of recent, unprecedented high fuel prices during 2008 and the related impact on the airline industry, as of June 30, 2008, our Manager reviewed our investments in Aircraft 126 and Aircraft 128.  In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and based upon recent changes in the airline industry, our Manager determined that each of  Aircraft 126 and Aircraft 128 were impaired.

Based on our Manager’s review, the residual values of Aircraft 126 and Aircraft 128 exceeded the expected undiscounted future cash flows of Aircraft 126 and Aircraft 128 and, as a result, we recorded an impairment charge representing the difference between the residual value and the expected discounted future cash flows of Aircraft 126 and Aircraft 128. The expected discounted future cash flows of Aircraft 126 and Aircraft 128 were determined using a market approach, a recent appraisal for Aircraft 126 and Aircraft 128 and recent sales of similar aircraft, as well as other factors, including those discussed below.  As a result, we recorded an impairment loss on Aircraft 128 of approximately $3,900,000 as of June 30, 2008. In addition, as of June 30, 2008, ICON 126 recorded an impairment loss on Aircraft 126 of approximately $3,900,000, of which our share was approximately $1,950,000.

The following factors, among others, indicated that the full residual values of Aircraft 126 and Aircraft 128 might not be recoverable: (i) indications that lenders were willing to finance less of the acquisition cost of four-engine aircraft, which increased with each dollar rise of the price of fuel, thereby undermining the residual value expectations of such aircraft; (ii) the rising cost of fuel was increasing the operating costs of four-engine aircraft and similar capacity twin-engine aircraft, thereby making such aircraft less attractive investments at the time and thereby depressing the market for Aircraft 126 and Aircraft 128; and (iii) the likelihood of aircraft operators switching to more efficient aircraft, thereby depressing the market for Aircraft 126 and Aircraft 128.

Vessels

Acquisition of ICON Samar

On July 24, 2007, ICON Samar, LLC (“ICON Samar”), our wholly owned subsidiary, purchased Samar from Teekay. The purchase price for the Samar was $40,250,000, including the assumption of approximately $23,382,000 of non-recourse debt under a secured loan agreement with Fortis Capital Corp. (“Fortis”). In addition, ICON Samar paid an arrangement fee to Fortis of approximately $175,000 and has a payable to our Manager for approximately $54,000 related to legal fees incurred. Simultaneous with the purchase of the Samar, a bareboat charter was entered into with Teekay for a term of 48 months. The charter commenced on July 24, 2007 and is scheduled to expire on July 24, 2011. Simultaneously with the borrowing, we entered into an interest rate swap contract with Fortis in order to fix the debt interest rate at 6.35% per year. Our Manager waived acquisition fees payable in connection with the purchase.

Lease Extension and Non-Recourse Debt Refinancing of Vessels

On March 14, 2006, we extended the term of our bareboat charters with Wilhelmsen through December 22, 2013. The charter extensions provide Wilhelmsen with the option to own the three car and truck carrying vessels (the “Vessels”) at the expiration of the charter extensions for a nominal amount.

On May 18, 2006, we refinanced the non-recourse debt related to the Vessels and borrowed approximately an additional $22,043,000. The principal amount of the refinanced non-recourse debt is $51,000,000, which matures on December 22, 2013 and accrues interest at LIBOR plus 1.50% per year. The lender has a security interest in the Vessels and an assignment of the rental payments under the charter. We paid approximately $630,000 in costs associated with the non-recourse debt refinancing. We expensed approximately $417,000 of debt financing costs associated with the original non-recourse debt to interest expense.

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

Railcars

Sale of Texas Genco Railcars

During November 2002, we acquired 324 railcars on lease to Texas Genco LP (“Texas Genco”).  On May 7, 2007, we sold the equipment to an unrelated third party for $4,960,000, of which approximately $1,500,000 was used to repay the related long-term debt.  We recognized a gain on sale of approximately $3,100,000.

Sale of Railcars by ICON Rail

On January 28, 2008, ICON Railcar I, LLC (“ICON Rail”), our wholly-owned subsidiary, sold its entire interest in 110 railcars (the “Railcars”) to an unrelated third party that was leasing and operating the Railcars.  We recognized a gain on the sale of approximately $313,000.

Telecommunications and Computer Equipment

Sale and Return of Information Technology Equipment of Insight Investments

During March 2004, we acquired two leases for computer equipment and corresponding parts from Insight Investments Corporation (“Insight”).  The leases expired on December 1, 2006.  The aggregate purchase price was approximately $4,787,000, including the assumption of approximately $4,670,000 of non-recourse debt. The equipment was uninstalled during December 2006 and returned to us during January 2007.  The associated estimated residual value of the equipment was subsequently reclassified to equipment held for sale as of December 31, 2006.  At December 31, 2006, we recorded an impairment loss of approximately $154,000 based on sales estimates. The remaining assets’ value of an immaterial amount was written off at September 30, 2007.

During March 2004, we acquired from Insight various computer equipment, consisting of DMX hard drives, Brocade 12000 Directors with 128 usable ports and associated hardware. The lease was scheduled to expire on December 1, 2007.  The purchase price was approximately $3,392,000, including the assumption of approximately $3,309,000 of non-recourse debt. During October 2006, the lessee purchased the leased equipment by prepaying the remaining outstanding non-recourse debt balance of approximately $1,100,000 and paying us approximately $30,000.  We recognized a loss of approximately $87,000 on the sale of this equipment.

Information Technology Equipment on lease with GEICO

On March 31, 2004, we and Fund Ten formed a joint venture, ICON GeicJV, for the purpose of purchasing information technology equipment subject to a 36-month lease with Government Employees Insurance Company (“GEICO”). We along with Fund Ten have ownership interests of 26% and 74%, respectively in the joint venture.  On April 30, 2004, ICON GeicJV acquired the technology equipment subject to lease for a total cost of approximately $5,853,000, of which our portion was approximately $1,522,000.

During 2007, GEICO returned equipment with a cost basis of approximately $5,798,000 and extended the leases on other equipment on a month-to-month basis with a cost basis of approximately $55,000. Of the equipment that was returned, our Manager sold equipment with a net book value of approximately $781,000. ICON GeicJV realized proceeds of approximately $775,000 and recognized a loss of approximately $6,000 on the sale of that equipment. The remaining returned equipment had a net book value of approximately $58,000.

During 2008, the joint venture sold all of the remaining equipment previously on lease to GEICO.  The joint venture realized proceeds of approximately $96,000 and recognized a gain on the sale of equipment of approximately $31,000.

Impairment and Sale of Noritsu QSS 3011 Digital Mini-Labs

During December 2004, we acquired four Noritsu QSS 3011 digital mini-labs subject to leases with Rite Aid Corporation. The leases expired during November 2007 and were extended on a month-to-month renewal basis. The purchase price of this equipment was approximately $399,000. At December 31, 2006, the Manager determined, based upon an appraisal, that we should record an impairment loss of approximately $80,000. During September and October of 2008, the four digital mini-labs were sold.  The aggregate proceeds from the sale was approximately $38,000 and we recorded a gain of approximately $2,000.

Investment in ICON Global Crossing II, LLC

On September 27, 2006, we along with Fund Ten, formed ICON Global Crossing II, LLC (“Global Crossing II”) with original ownership interests of approximately 17% and 83%, respectively. The total capital contributions made to Global Crossing II as of December 31, 2006, were approximately $12,044,000, of which our share was approximately $2,000,000.

On September 28, 2006, Global Crossing II purchased telecommunications equipment for approximately $12,044,000. We collected interim rent until the commencement of the lease term. This equipment is subject to a 48-month lease, with Global Crossing Telecommunications, Inc. (“Global Crossing”) that commenced on November 1, 2006. We incurred acquisition fees, payable to our Manager, in the amount of $60,000 related to this transaction. On October 31, 2006, Fund Eleven made a capital contribution of approximately $1,841,000 to Global Crossing II. The contribution changed our ownership interests in Global Crossing II and the ownership interests of Fund Ten and Fund Eleven at October 31, 2006 to 14.40%, 72.34% and 13.26%, respectively. The additional contribution was used to purchase telecommunications equipment subject to a 48-month lease with Global Crossing that commenced on November 1, 2006.

Manufacturing and Other Investments

Sale of Manufacturing Equipment

On May 30, 2003, we acquired lathes, presses and robotic manufacturing equipment on lease to Metaldyne Corporation (“Metaldyne”) through December 2009, for approximately $2,412,000. During March 2006, the equipment on lease to Metaldyne was sold for approximately $1,931,000 and we recognized a gain of approximately $302,000.

Sale of Co-generation Facility

We and Fund Eight B formed a joint venture, ICON/Kenilworth LLC (“Kenilworth”), to acquire a natural gas-fired 25MW co-generation facility on lease to Schering-Plough Corporation through July 2004, which was subsequently extended through June 19, 2009.  We had a 95% interest in this joint venture. Our portion of the purchase price of the co-generation facility was approximately $14,562,000, including the assumption of approximately $6,572,000 of non-recourse debt.  During December 2004, we transferred a 25.87% interest in ICON SPK 2023-A, LLC (“ICON SPK”), a joint venture with Fund Eight B, to Fund Eight B in exchange for its entire 5% interest in the co-generation facility.  After the exchange, we had a 100% interest in the co-generation facility and a 25.13% interest in ICON SPK. On April 20, 2006, we sold the co-generation facility to a third party for $4,800,000. We incurred a loss of approximately $2,770,000 on the sale of the co-generation facility, which was recorded as an impairment loss at the end of March 2006.

Lease Renewal of Wildwood Manufacturing Equipment

On April 30, 2003, we acquired a Double Kraft Paper Forming Tubing Unit on lease to Wildwood Industries, Inc. (“Wildwood”) through February 2007 for approximately $1,350,000. Effective March 1, 2007, pursuant to the terms of the lease, the lease was extended for an additional twelve months.  Effective March 1, 2008, this lease was again extended for an additional twelve months and was reclassified as an operating lease. Subject to the terms of the lease renewal, there is a residual interest sharing agreement with a third party broker, payable upon attainment of a minimum return on investment, whereby all sales proceeds received above $150,000 will be shared equally with the third party. For the years ended December 31, 2008 and 2007, approximately $130,000 and $87,000, respectively, was distributed to the third party in accordance with the residual interest sharing agreement. On August 31, 2008 and September 30, 2008, two other finance leases with Wildwood expired and were renewed for a twelve-month period commencing September 1, 2008 and October 1, 2008, respectively, and expiring August 31, 2009 and September 30, 2009, respectively.

At December 31, 2008, our Manager determined that all three assets on lease to Wildwood were impaired based on the estimate that lease proceeds would be insufficient to cover the residual position and we recorded an aggregate impairment loss of approximately $283,000 and bad debt expense for uncollectable receivables of approximately $201,000.

On January 21, 2009, we filed a lawsuit in the U.S. District Court for the Southern District of New York against Wildwood and its owners who guaranteed Wildwood’s obligations to us.  Our claims are for breaches of the leases and guarantees for Wildwood’s failure to pay rents. On March 5, 2009, an involuntary petition under Chapter 11 of the United States Bankruptcy Code was filed against Wildwood by three of Wildwood’s creditors in United States Bankruptcy Court. At this time it is not possible to determine the effect of the bankruptcy filing on our ability to collect the remaining rental payments due to us under the leases.

Lease Renewal of Spansion Manufacturing Equipment

On June 20, 2003, we acquired microprocessor manufacturing devices currently on lease through June 2007 to Spansion LLC (“Spansion”) for approximately $6,391,000.  Effective July 1, 2007, this modified lease was extended for an additional 12 months and was reclassified from a finance lease to an operating lease. Effective July 1, 2008, this lease was again extended for an additional twelve months.

On August 1, 2003, we acquired semi-conductor memory testing equipment subject to two leases through July 2007 currently with Spansion for approximately $4,561,000.  These leases were extended on a month-to-month basis. Effective August 1, 2007, these modified leases were reclassified upon the extensions of the leases from finance leases to operating leases. The two leases with Spansion expired on March 31, 2008. Each lease was renewed for a fifteen month period commencing on April 1, 2008.

For all three Spansion leases, there is a residual interest sharing agreement with a third party broker that is payable when a minimum return on investment was attained. Subject to the original terms, all proceeds received above approximately $633,000 will be shared 35% with the third party.  As of December 31, 2008, approximately $739,000 was distributed to the third party in accordance with the terms of the residual interest sharing agreements.

On March 1, 2009, Spansion commenced a voluntary Chapter 11 proceeding in United States Bankruptcy Court.  On March 12, 2009, Spansion rejected the two leases that were renewed on April 1, 2008 and the equipment will be returned.  In addition, Spansion confirmed the lease that was extended on July 1, 2008.  Based on our Manager's assessment of the equipment and knowledge of the market for such equipment, the lease rejections are not expected to have a material adverse affect.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, “Accounting for Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, "Effective Date of FASB Statement No. 157” (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. The measurement and disclosure requirements related to financial assets and financial liabilities were effective for us beginning in the first quarter of 2008.   The adoption of SFAS No. 157 for financial assets and financial liabilities did not have a significant impact on our consolidated financial statements.  Our Manager is currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities beginning in the first quarter of 2009. The resulting fair values calculated under SFAS No. 157 after adoption may be different from the fair values that would have been calculated under previous guidance.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007. We did not elect to fair value any of its financial instruments under the provisions of SFAS No. 159, the adoption of this statement effective January 1, 2008 did not have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. Our Manager is currently evaluating the impact of SFAS No. 160 on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for reporting periods beginning after November 15, 2008, with early application encouraged. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect our financial condition, results of operations or cash flows.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires our Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates. We applied our critical accounting policies and estimation methods consistently in all periods presented.  We consider the following accounting policies to be critical to our business:

•	Lease classification and revenue recognition;
•	Asset impairments;
•	Depreciation;
•	Initial direct costs;
•	Acquisition fees;
•	Foreign currency translation
•	Financial instruments; and
•	Derivative financial instruments.

Lease Classification and Revenue Recognition

Each equipment lease we entered into is classified either as a finance or an operating lease, which is determined based upon the terms of each lease. For a finance lease, the initial direct costs were capitalized and amortized over the lease term.  For an operating lease, the initial direct costs were included as a component of the cost of the equipment and depreciated over the estimated useful life of the equipment.

For finance leases, we recorded, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual value minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected.  Deferred revenue is the difference between the timing of the receivables billed and the income recognized on a straight-line basis.

Our Manager has an investment committee that approved each new equipment lease and other financing transaction.  As part of its process it determined the residual value, if any, to be used once the investment was approved.  The factors considered in determining the residual value included, but were not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment was integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operated. Residual values are reviewed for impairment in accordance with our impairment review policy.

The residual value assumed, among other things, that the asset would be utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place were disregarded and it was assumed that there was no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly.  The residual value was calculated using information from various external sources, such as trade publications, auction data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.

Asset Impairments

The significant assets in our portfolio are periodically reviewed, no less frequently than annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statements of operations in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender.  Generally in the latter situation, the residual position relates to equipment subject to third-party non-recourse debt where the lessee remits its rental payments directly to the lender and we do not recover its residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Manager’s review for impairment includes a consideration of the existence of impairment indicators including third party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Depreciation

We record depreciation expense on leased equipment classified as an operating lease.  In order to calculate depreciation, we first determined the depreciable equipment cost, which is the cost less the estimated residual value.  The estimated residual value is our estimate of the value of the equipment at lease termination.  Depreciation expense is recorded by applying the straight-line method of depreciation to the depreciable equipment cost over the lease term.

Initial Direct Costs

We capitalized initial direct costs associated with the origination and funding of leased assets and other financing transactions in accordance with SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” The costs were amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases. Costs related to leases or other financing transactions that were not consummated were expensed as an acquisition expense.

Acquisition Fees

Pursuant to our LLC Agreement, we pay acquisition fees to our Manager equal to 3% of the purchase price for our investments. These fees are capitalized and included in the cost of the investment.

Foreign Currency Translation

Assets and liabilities having non-U.S. dollar functional currencies are translated at month-end exchange rates. Contributed capital accounts are translated at the historical rate of exchange when the capital was contributed or distributed.  Revenues, expenses and cash flow items are translated at weighted average exchange rates for the period. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income or loss.

Derivative Financial Instruments

We may enter into derivative transactions for purposes of reducing hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates. These instruments are entered into only for hedging underlying exposures. We do not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges.  Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though we believe that these are effective economic hedges.

We account for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), which established accounting and reporting standards for derivative financial instruments.  SFAS No. 133, as amended, requires us to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. We recognize the fair value of all derivatives as either assets or liabilities in the consolidated balance sheets and changes in the fair value of such instruments are recognized immediately in earnings unless certain accounting criteria established by SFAS No. 133 are met.  These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative.  If these criteria are met, which we must document and assess at inception and on an ongoing basis, we recognize the changes in fair value of such instruments in accumulated other comprehensive income, a component of members’ equity on the consolidated balance sheets.  Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Results of Operations for the Years Ended December 31, 2008 (“2008”) and 2007 (“2007”)

We completed our operating period on April 30, 2008 and entered our liquidation period on May 1, 2008. During our liquidation period, we are selling and will continue to sell our assets in the ordinary course of business. As we sell our assets, both rental income and finance income will decrease over time as will expenses related to our assets such as depreciation and amortization expense. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and as the debt is repaid to the lender. As leased equipment is sold, we will incur gains or losses on these sales. We will continue to liquidate our assets during this period and we expect to see a reduction in revenue and expenses accordingly.

Revenue for 2008 and 2007 are summarized as follows:

	Years Ended December 31,
	2008	2007	Change
Rental income	$16,053,175	$13,832,058	$2,221,117
Finance income	5,767,714	6,747,205	(979,491)
(Loss) income from investments in joint ventures	(1,996,825)	2,305	(1,999,130)
Net gain on sales of equipment	519,729	2,291,397	(1,771,668)
Interest and other (expense) income	(184,921)	587,121	(772,042)

Total revenue	$20,158,872	$23,460,086	$(3,301,214)

Total revenue for 2008 decreased $3,301,214, or 14.1%, as compared to 2007. This decrease was primarily due to the loss from investments in joint ventures in 2008, a decrease in gain on sales of equipment, the decrease in finance income and interest and other (expense) income, partly offset by an increase in rental income. The decrease in investments in joint ventures was primarily due to the impairment loss of approximately $1,950,000 recorded as of June 2008 on our investment in Aircraft 126. The decrease in net gain on sales of equipment was primarily due to there being several larger sales and corresponding net gains in 2007 compared to fewer and smaller sales in 2008. During 2007, the sale of the Texas Genco railcars during May 2007 resulted in a total gain of approximately $3,100,000, partly offset by a loss of approximately $640,000 on the sale of the aircraft owned by Aircraft 46835 during the first quarter of 2007. During 2008, we recorded gains on sales of equipment of approximately $313,000 for the sale of the Railcars and approximately $204,000 for assets within our Summit Asset Management portfolio (See Part II, Item 8, Note 6 of the Notes to the Consolidated Financial Statements). The decrease in finance income was primarily due to the normal lifecycle of our finance leases which experience scheduled, declining revenue over the course of the lease. The decrease in interest and other income is a result of our lower cash balances in interest bearing accounts during 2008 as compared to 2007, primarily from the use of cash to invest in ICON Samar. Interest and other income became a loss position due to the loss recorded on cash accounts maintaining balances denominated in foreign currencies. The decreases in revenue were partly offset by the increase in rental income of approximately $2,200,000. The increase in rental income was primarily due to the addition of a bareboat charter with Teekay through ICON Samar, which commenced on July 24, 2007. Accordingly, 2008 contains a full twelve months of revenue whereas 2007 contains only five and one-half months of such revenue.

Expenses for 2008 and 2007 are summarized as follows:

	Years Ended December 31,
	2008	2007	Change
Management fees - Manager	$526,469	$1,780,581	$(1,254,112)
Administrative expense reimbursements - Manager	149,844	677,965	(528,121)
General and administrative	2,025,636	751,566	1,274,070
Interest	6,497,709	6,657,968	(160,259)
Depreciation and amortization	5,762,239	5,628,072	134,167
Impairment loss	4,149,157	10,000	4,139,157

Total expenses	$19,111,054	$15,506,152	$3,604,902

Total expenses for 2008 increased $3,604,902, or 23.2%, as compared to 2007. The increase in expense is primarily due to the impairment charge of approximately $3,900,000 on Aircraft 128. General and administrative expenses also increased primarily due to the additional expense related to two residual interest sharing agreements that began in the third quarter of 2007. The increase was partly offset by decreases in the management fees and administrative expense reimbursement due to our Manager as a result of the sale of assets owned by Aircraft 46835 and ICON Rail, as well as our Manager’s decision to waive certain fees following the commencement of our liquidation period.

Minority Interest

Minority interest expense for 2008 decreased $13,916, or 100% as compared to 2007. The decrease in minority interest expense was due to the sale of the aircraft owned by Aircraft 46835 on March 30, 2007, which was the only remaining entity containing a non-controlling interest.

Net Income

As a result of the foregoing changes from 2007 to 2008, net income for 2008 was $1,047,818 as compared to net income for 2007 of $7,940,018. The net income per weighted average additional Share for 2008 was $10.59 as compared to net income per weighted average additional Share for 2007 of $80.17.

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

Total revenue for 2007 decreased $1,425,067, or 5.7%, as compared to 2006. This decrease was primarily due to a decrease in rental income partly offset by an increase in net gain on sales of equipment. On March 14, 2006, we extended our charters with Wilhelmsen and we reclassified the charters from operating leases to finance leases. This change in lease classification caused our rental income to decrease by approximately $2,471,000, while increasing our finance income. On March 31, 2007, we sold our aircraft on lease with FedEx, which resulted in a decrease in rental income of approximately $4,308,000. In addition, the lease extension with Cathay during March 2006 included a reduction in the monthly rents receivable and resulted in a total reduction of approximately $1,077,000 for 2007. The total reduction in the rental income of approximately $4,031,000 was partly offset by an increase in rental income during 2007 due to the addition of ICON Samar and the reclassification of the modified leases with Spansion from finance leases to operating leases. The increase in rental income for both ICON Samar and Spansion were approximately $2,722,000 and $936,000, respectively. The increase in net gain on sales of equipment was due to the sale of railcars that were previously on lease to Texas Genco during the second quarter of 2007. The net gain on the sale of the railcars was approximately $3,074,000, which was partly offset by the net loss on sale of the Aircraft 46835 of approximately $640,000.

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

Total expenses for 2007 decreased $9,611,746, or 38.3%, as compared to 2006. This decrease was primarily the result of the decrease in depreciation and amortization, impairment loss and maintenance expense. The decrease in depreciation and amortization expense was due to the change in the lease classification of our charters with Wilhelmsen on March 14, 2006, that resulted in a total decrease of approximately $1,800,000, the extension of our lease with Cathay for Aircraft 128 that resulted in a reduction of approximately $1,863,000, and the sales of the aircraft and railcars that were previously on lease to FedEx and Texas Genco, that resulted in a total reduction of approximately $1,958,000 and $448,000, respectively. The total decrease in depreciation and amortization expense was partly offset by the increase due to the addition of the Samar charter in July 2007, which resulted in approximately $1,162,000 of additional depreciation expense for the year. The impairment loss in 2006 was due to the loss recognized on the sale of the co-generation facility. The decrease in maintenance expense was due to a one time charge for maintenance costs for Aircraft 128 of $1,371,361 in 2006.

Minority Interest

Minority interest expense for 2007 decreased by $421,242, or 96.8%, as compared to 2006. The decrease in minority interest expense was due to the sale of the aircraft previously on lease to FedEx by Aircraft 46835 on March 30, 2007.

Net Income (Loss)

As a result of the foregoing changes from 2006 to 2007, net income for 2007 was $7,940,018 as compared to a net loss for 2006 of $667,903. The net income per weighted average additional Share for 2007 was $80.17 as compared to net loss per weighted average additional Share for 2006 of $6.74.

Financial Condition

This section discusses the major balance sheet variances from 2008 compared to 2007.

Total Assets

     Total assets decreased $25,339,023, from $139,570,167 at December 31, 2007 to $114,231,144 at December 31, 2008. The decrease was primarily due to the reduction of our net investment in finance leases through collections in the ordinary course of business, the use of cash for distributions to our members and the sale of various assets in the Summit Asset Management portfolio.  Total assets also decreased due to impairment losses recognized by ICON 128 and ICON 126 during 2008.  These aggregate impairment charges represented approximately $5,800,000 of the decrease in total assets.

Current Assets

Current assets decreased $5,953,459, from $11,974,889 at December 31, 2007 to $6,021,430 at December 31, 2008. The decrease was primarily due to the use of cash for distributions to our members and the reduction of our net investment in finance leases through collections in the ordinary course of business.  These decreases were partially offset by the cash collections from our non-financed receivables, primarily our Wildwood and Spansion leases, as well as the cash received from the sale of the Railcars in January 2008.

Total Liabilities

     Total liabilities decreased $17,212,810, from $99,660,702 at December 31, 2007 to $82,447,892 at December 31, 2008. The decrease was primarily due to the repayment of the outstanding balance on the non-recourse debt obligation upon the sale of the Railcars, the paydown of debt in the ordinary course of business and a decrease in deferred revenue resulting from the timing related to certain customer payments.

Current Liabilities

Current liabilities decreased $1,643,984, from $21,654,778 at December 31, 2007 to $20,010,794 at December 31, 2008. The decrease was primarily due to a decrease in the current portion of our non-recourse debt as ICON Rail’s debt was paid in full, as well as the paydown of debt in the ordinary course of business.

Members’ Equity

Members’ equity decreased $8,126,213, from $39,909,465 at December 31, 2007 to $31,783,252 at December 31, 2008. The decrease was primarily due to distributions to our members and the change in the valuation of our interest rate swap contracts, which was partially offset by the results of our operations.

Liquidity and Capital Resources

 Sources and Uses of Cash

At December 31, 2008 and 2007, we had cash and cash equivalents of $779,544 and $5,571,481, respectively. During our operating period, our main source of cash was from the proceeds from sales of equipment as well as from collections on non-financed operating and direct finance leases, which we expect to continue during our liquidation period. During our operating period, which ended on April 30, 2008, our main use of cash was for financing activities, principally distributions to our members, which we anticipate will continue during our liquidation period.

Operating Activities

Sources of Cash

Sources of cash from operating activities increased $518,587, from $1,091,429 in 2007 to $1,610,016 in 2008. The increase was primarily due to our Manager’s decision to waive an aggregate of approximately $1,383,000 of management fees and administrative expense reimbursements in April and May 2008, respectively. This was offset by an increase in amounts paid related to residual sharing agreements in 2008 of approximately $726,000.

Our main source of cash from operating activities in 2007 was primarily from the collection of receivables from finance leases of approximately $2,499,000 and $3,965,000 for 2007 and 2006, respectively. The decrease was due to a reduction in cash from operating activities from Spansion and Wildwood of approximately $1,360,000 and $328,000, respectively, in connection with the reclassifications of the leases from finance to operating leases during 2007. The decrease was partly offset by an increase in cash from operating activities from Wilhelmsen due to the reclassification of the charters from operating to finance lease.

Investing Activities

Sources of Cash

Sources of cash from investing activities decreased $9,244,939, from $10,621,046 in 2007 to $1,376,107 in 2008. The decrease was primarily due to a reduction in proceeds from the sales of equipment and distributions received from our joint ventures in excess of profits. During 2008, our proceeds from sales of equipment were $941,011, which consisted of proceeds received from the sale of the investment in unguaranteed residual values of approximately $686,000, from the sale of the Railcars of approximately $223,000 and from the sale of equipment on lease to Rite Aid Corporation of $32,000. Proceeds from the sales of equipment in 2007 were $9,356,762, which consisted primarily of the proceeds received from the sale of the aircraft owned by Aircraft 46835 of approximately $3,621,000, the sale of the Texas Genco railcars for approximately $4,960,000 and the amount received through our investment in unguaranteed residual values of approximately $710,000. Distributions received from our joint ventures in excess of profits of $435,096 for 2008 consisted primarily of distributions of approximately $392,000 from Global Crossing II and distributions of approximately $43,000 from ICON GeicJV. Distributions received from our joint ventures in excess of profits of $1,264,284 for 2007 consisted primarily of distributions from Global Crossing II of approximately $406,000, approximately $548,000 from Aircraft 47820, approximately $290,000 from ICON GeicJV and approximately $21,000 from ICON SPK.

Our main source of cash from investing activities in 2007 was primarily from proceeds from sale of equipment and distributions received from our joint ventures. Proceeds from sales of equipment for 2007 were $9,356,762, which consisted primarily of proceeds received from the sale of the aircraft owned by Aircraft 46835 for approximately $3,621,000, the sale of the Texas Genco railcars for approximately $4,960,000 and the amount received through our investment in unguaranteed residual values of approximately $710,000. During 2006, our proceeds from sales of equipment were $7,864,799, which consisted of proceeds received from the sale of the Kenilworth facility for approximately $4,800,000, the sale of the manufacturing equipment leased to Metaldyne for approximately $1,931,000 and the sale of investments in unguaranteed residual values. Distributions received from our joint ventures of $1,264,284 for 2007 consisted primarily of distributions from Global Crossing II of approximately $406,000, approximately $548,000 from Aircraft 47820, approximately $290,000 from ICON GeicJV and approximately $21,000 from ICON SPK. Distributions received from our joint ventures in 2006 were $812,508, of which we received approximately $471,000 from ICON GeicJV, approximately $237,000 from ICON SPK and approximately $105,000 from Global Crossing II.

Uses of Cash

Uses of cash in investing activities decreased $16,856,582, from $16,879,082 in 2007 to $22,500 in 2008. We made no significant acquisitions of investments during 2008 as we were in our liquidation period whereas in 2007, we acquired the Samar on bareboat charter with Teekay for $16,867,667.

Our use of cash from investing activities in 2007 was mainly for the acquisition of the Samar for $16,867,667, whereas we did not make any investments in 2006.

Financing Activities

Sources of Cash

We had no sources of cash from financing activities in 2008 or 2007.

Uses of Cash

Uses of cash in financing activities decreased $1,236,952, from $8,992,512 in 2007 to $7,755,560 in 2008. The decrease was primarily due to cash distributions of approximately $7,756,000 paid to our members in 2008 versus distributions of approximately $8,914,000 paid to our members in 2007.

Our main use of cash in financing activities in 2007 was the cash distributions of approximately $8,914,000 paid to our members as compared to approximately $8,920,000 paid to our members in 2006.

Financings and Borrowings

Non-Recourse Debt

On May 18, 2006, we refinanced the non-recourse debt related to the Vessels and borrowed an additional amount of approximately $22,043,000. The principal amount of refinanced non-recourse debt of $51,000,000 matures on December 22, 2013 and accrues interest at LIBOR plus 1.50% per year. The refinanced non-recourse debt requires quarterly payments ranging from $450,000 to $800,000. The lender has a security interest in the Vessels and an assignment of the rental payments under the bareboat charter.

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

Effective June 12, 2006, in connection with the Cathay lease extension, the outstanding non-recourse debt related to ICON 128 (the “Initial Refinancing”) of approximately $44,250,000 was refinanced. We were required by the lender to pay down approximately $6,754,000 of the balloon payment as part of the Initial Refinancing. The non-recourse debt incurred in the Initial Refinancing was scheduled to mature on December 1, 2011, required a balloon payment of approximately $11,550,000 and accrued interest at LIBOR plus 0.80% per year. We incurred approximately $197,000 of costs in connection with the Initial Refinancing and expensed these costs to interest expense during the third quarter of 2006.

On August 1, 2006, we were able to negotiate more favorable terms with a new lender and refinanced the Initial Refinancing (the “Second Refinancing”). In connection with the Second Refinancing, we were able to borrow approximately $6,242,000 of additional non-recourse debt. The non-recourse debt incurred in the Second Refinancing matures on December 1, 2011, requires a balloon payment of approximately $22,750,000 and accrues interest at 6.85% per year. We paid approximately $749,000 of costs in connection with the Second Refinancing. At December 31, 2008, the fair market value of the non-recourse debt was approximately $37,086,000.

As of December 31, 2008 and 2007, we had net debt financing costs of $489,835 and $665,443, respectively. For the years ended December 31, 2008, 2007 and 2006, we recognized amortization expense of $450,205, $145,817 and $108,418, respectively.

Revolving Line of Credit, Recourse

We, along with Fund Eight B, Fund Ten, Fund Eleven and Fund Twelve, (entities sponsored and managed by our Manager) (collectively, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with CB&T. The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

The Facility expires on April 30, 2010 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year. The interest rate at December 31, 2008 was 3.25%. In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.25% on unused commitments under the Facility.

Aggregate borrowings by all Borrowers under the Facility amounted to $6,185,000 at December 31, 2008. We had no borrowings outstanding under the Facility as of such date. The balances of $1,185,000 and $5,000,000 were borrowed by Fund Eight B and Fund Eleven, respectively. On February 26, 2009, Fund Eleven borrowed an additional $600,000 under the Facility. For additional information, see Note 8 to our consolidated financial statements.

Our Manager believes that with the cash we currently have available, the cash being generated from our remaining leases, and the proceeds from equipment and asset sales, we have sufficient cash to continue our operations into the foreseeable future. We have the ability to borrow additional funds under the Facility if necessary. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ businesses that are beyond our control.  See “Part I, Item 1A.  Risk Factors.” At December 31, 2008, we had approximately $6,021,000 of current assets and approximately $20,011,000 of current liabilities, which results in an approximately $13,990,000 working capital deficit. Of this amount, approximately $12,762,000 consisted of direct payments to a lender made by our lessee. These direct payments are for a debt that had no corresponding current assets due to the classification of these transactions as operating leases. Therefore, when considering our overall working capital, direct payments should be excluded. The exclusion of these payments yields a working capital deficit of approximately $1,228,000 at December 31, 2008.

Distributions

We, at our Manager’s discretion, paid monthly distributions to each of our additional members beginning the first month after each such member was admitted through the end of our operating period, which was on April 30, 2008. During the liquidation period, we plan to make distributions in accordance with the terms of our LLC Agreement. We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets, our receipt of rental income, and income from our investments. We paid distributions to additional members for the years ended December 31, 2008, 2007 and 2006 in the amount of $7,678,004, $8,825,274 and $8,831,229, respectively. We paid distributions to our Manager for the year ended December 31, 2008, 2007 and 2006 of $77,556, $89,144 and $89,204, respectively.

Commitments and Contingencies and Off Balance Sheet Transactions

At December 31, 2008, we had non-recourse debt obligations. The lender has a security interest in equipment relating to each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the equipment. In that case, the lender is being paid directly by the lessee. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt.  At December 31, 2008, our outstanding non-recourse debt obligations were $77,448,699. We are a party to the Facility, as discussed in the Financing and Borrowings section above, although we had no borrowings under the Facility at December 31, 2008.

Principal maturities of our debt and related interest consisted of the following at December 31, 2008:

	Payments Due by Period
		Less Than 1	1 - 3	3 - 5
	Total	Year	Years	Years
Non-recourse debt	$77,448,699	$15,011,604	$51,637,095	$10,800,000
Non-recourse interest	12,291,286	4,910,599	6,562,770	817,917

	$89,739,985	$19,922,203	$58,199,865	$11,617,917

We entered into residual sharing agreements with various third parties. In connection with these agreements, residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas.

Inflation and Interest Rates

The potential effects of inflation on us are difficult to predict. If the general economy experiences significant rates of inflation, however, it could affect us in a number of ways.  We do not currently have or expect to have rent escalation clauses tied to inflation in our leases. The anticipated residual values to be realized upon the sale or re-lease of equipment upon lease termination (and thus the overall cash flow from our leases) may be expected to increase with inflation as the cost of similar new and used equipment increases.

If interest rates increase significantly, leases already in place would generally not be affected.

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

We currently have six outstanding notes payable, five of which are non-recourse debt and the other is associated with our recourse revolving line of credit.  Due to the fixed nature of the non-recourse debt, the conditions in the credit markets as of December 31, 2008 have not had any impact on us.  With respect to our revolving line of credit, which is subject to a variable interest rate, our Manager has evaluated the impact of the condition of the credit markets on the outstanding balance and has determined that it will not have any material impact on us.  Furthermore, we are currently in our liquidation period and, therefore, as we have no current intentions of obtaining additional external financing or refinancing our existing indebtedness, we do not expect any adverse impact on our cash flows should credit conditions in general remain the same or deteriorate further.

In general, we managed our exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt was structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under each lease are assigned to the lender in satisfaction of the debt.

To hedge our variable interest rate risk, we entered into interest rate swap contracts that effectively convert the underlying floating interest rates to a fixed interest rate. In general, these swap agreements reduced our interest rate risk associated with variable interest rate borrowings.  However, we are exposed to and manage credit risk associated with our counterparties to our swap agreement by dealing only with institutions our Manager considered financially sound.

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

On July 24, 2007, we, through ICON Samar, borrowed approximately $23,382,000 in connection with a bareboat charter with Teekay. The long-term debt matures on July 25, 2011 and accrues interest at LIBOR plus 1.00% per year.  Simultaneously with the borrowing, we entered into an interest rate swap contract with Fortis Bank NV/SA, New York Branch in order to fix the debt interest rate at 6.35% per year.

We manage our exposure to equipment and residual risk by monitoring the markets our leased equipment are in and maximizing remarketing proceeds through the re-lease or sale of equipment.

Item 8. Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ICON Income Fund Nine, LLC

We have audited the accompanying consolidated balance sheets of ICON Income Fund Nine, LLC (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the two years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Income Fund Nine, LLC at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young, LLP

March 24, 2009
New York, New York

The Members
ICON Income Fund Nine, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated statements of operations, changes in members’ equity, and cash flows of ICON Income Fund Nine, LLC and subsidiaries for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of ICON Income Fund Nine, LLC and subsidiaries, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hays & Company LLP

April  2 , 2007
New York, New York

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets

	December 31,
	2008	2007
Current assets
Cash and cash equivalents	$779,544	$5,571,481
Current portion of net investment in finance leases	4,931,094	6,116,872
Other current assets	310,792	286,536

Total current assets	6,021,430	11,974,889

Non-current assets
Net investment in finance leases, less current portion	23,254,147	28,572,690
Leased equipment at cost (less accumulated depreciation of
$12,060,032 and $8,414,864, respectively)	80,239,768	90,756,741
Investments in joint ventures	2,386,093	4,966,239
Investment in unguaranteed residual values	830,764	1,312,364
Other non-current assets, net	1,498,942	1,987,244

Total non-current assets	108,209,714	127,595,278

Total Assets	$114,231,144	$139,570,167

Liabilities and Members' Equity

Current liabilities
Current portion of non-recourse long-term debt	$15,011,601	$18,116,357
Interest rate swap contracts	3,513,483	2,016,033
Deferred revenue	988,634	997,116
Due to Manager	-	87,475
Accrued expenses and other current liabilities	497,076	437,797

Total current liabilities	20,010,794	21,654,778

Non-current liabilities
Non-recourse long-term debt, net of current portion	62,437,098	78,005,924

Total Liabilities	82,447,892	99,660,702

Commitments and contingencies (Note 13)

Members' Equity
Manager	(508,786)	(441,708)
Additional Members	35,721,203	42,361,867
Accumulated other comprehensive loss	(3,429,165)	(2,010,694)

Total Members' Equity	31,783,252	39,909,465

Total Liabilities and Members' Equity	$114,231,144	$139,570,167

See accompanying notes to the consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations

	Years Ended December 31,
	2008	2007	2006
Revenue:
Rental income	$16,053,175	$13,832,058	$17,863,494
Finance income	5,767,714	6,747,205	6,461,861
(Loss) income from investments in joint ventures	(1,996,825)	2,305	(279,072)
Net gain on sales of equipment	519,729	2,291,397	128,181
Interest and other (expense) income	(184,921)	587,121	710,689

Total revenue	20,158,872	23,460,086	24,885,153

Expenses:
Management fees - Manager	526,469	1,780,581	2,114,283
Administrative expense reimbursements - Manager	149,844	677,965	596,881
General and administrative	2,025,636	751,566	607,142
Interest	6,497,709	6,657,968	6,897,802
Depreciation and amortization	5,762,239	5,628,072	10,579,026
Impairment loss	4,149,157	10,000	3,005,403
Maintenance expense	-	-	1,317,361

Total expenses	19,111,054	15,506,152	25,117,898

Income before minority interest	1,047,818	7,953,934	(232,745)

Minority interest	-	(13,916)	(435,158)

Net income (loss)	$1,047,818	$7,940,018	$(667,903)

Net income (loss) allocable to:
Additional Members	$1,037,340	$7,860,618	$(661,224)
Manager	10,478	79,400	(6,679)

	$1,047,818	$7,940,018	$(667,903)

Weighted average number of additional shares
of limited liability company interests outstanding	97,955	98,052	98,123

Net income (loss) per weighted average additional
share of limited liability company interests	$10.59	$80.17	$(6.74)

See accompanying notes to the consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Members' Equity

				Accumulated
	Additional Member	Additional		Other Comprehensive	Total Members'
	Shares	Members	Manager	Loss	Equity
Balance, January 1, 2006	98,144	$52,924,519	$(336,081)	$(45,185)	$52,543,253

Net loss	-	(661,224)	(6,679)	-	(667,903)
Foreign currency translation
adjustment	-	-	-	45,185	45,185
Change in valuation of interest rate
swap contracts	-	-	-	(639,304)	(639,304)
Comprehensive loss					(1,262,022)
Redemption of additional shares of limited liability company
interests	(42)	(27,449)	-	-	(27,449)
Cash distributions to members	-	(8,831,229)	(89,204)	-	(8,920,433)

Balance, December 31, 2006	98,102	43,404,617	(431,964)	(639,304)	42,333,349

Net income	-	7,860,618	79,400	-	7,940,018
Change in valuation of interest rate
swap contracts	-	-	-	(1,371,390)	(1,371,390)
Comprehensive income					6,568,628
Redemption of additional shares of limited liability company
interests	(147)	(78,094)	-	-	(78,094)
Cash distributions to members	-	(8,825,274)	(89,144)	-	(8,914,418)

Balance, December 31, 2007	97,955	42,361,867	(441,708)	(2,010,694)	39,909,465

Net income	-	1,037,340	10,478	-	1,047,818
Change in valuation of interest rate
swap contracts	-	-	-	(1,418,471)	(1,418,471)
Comprehensive loss					(370,653)
Cash distributions to members	-	(7,678,004)	(77,556)	-	(7,755,560)

Balance, December 31, 2008	97,955	$35,721,203	$(508,786)	$(3,429,165)	$31,783,252

See accompanying notes to the consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net income (loss)	$1,047,818	$7,940,018	$(667,903)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(12,762,000)	(11,756,059)	(13,470,826)
Finance income	(5,767,714)	(6,747,205)	(6,461,861)
Loss (income) from investments in joint ventures	1,996,825	(2,305)	279,072
Net gain on sale of equipment	(519,729)	(2,291,397)	(128,181)
Net gain on termination of interest rate swap contracts	-	-	(25,656)
Depreciation and amortization	5,762,239	5,628,072	10,579,026
Uncollectible receivables	200,547	-	-
Interest expense from amortization of debt financing costs	450,205	145,817	108,418
Interest expense on non-recourse financing paid directly
to lenders by lessees	6,118,572	6,500,557	5,850,979
Change in fair value of interest rate swap contracts		5,336	41,114
Impairment loss	4,149,157	10,000	3,005,403
Minority interest	-	13,916	435,158
Changes in operating assets and liabilities:
Collection of finance leases	867,898	2,498,952	3,965,426
Other assets, net	(89,382)	(1,530,926)	588,592
Deferred revenue	(9,762)	997,116	(1,613,143)
Due to Manager and affiliates	(87,476)	(106,005)	133,567
Accrued expenses and other current liabilities	82,093	(477,995)	347,212
Distributions to/from minority interest holders and joint ventures	170,725	263,537	-

Net cash provided by operating activities	1,610,016	1,091,429	2,966,397

Cash flows from investing activities:
Proceeds from sales of equipment	941,011	9,356,762	7,864,799
Purchase of equipment	-	(16,867,667)	-
Investments in joint ventures	(22,500)	(11,415)	(2,091,010)
Distributions to joint ventures in excess of profits	435,096	1,264,284	812,508

Net cash provided by (used in) investing activities	1,353,607	(6,258,036)	6,586,297

Cash flows from financing activities:
Cash distributions to members	(7,755,560)	(8,914,418)	(8,920,433)
Proceeds from non-recourse long-term debt	-	-	28,722,634
Financing costs	-	-	(1,182,198)
Repayment of non-recourse long-term debt	-	-	(6,867,630)
Proceeds from revolving line of credit	-	-	875,000
Repayment of revolving line of credit	-	-	(5,410,000)
Proceeds from sale of interest rate swap contracts	-	-	705,000
Redemption of additional shares of limited liability company interests	-	(78,094)	(27,449)

Net cash (used in) provided by financing activities	(7,755,560)	(8,992,512)	7,894,924

Effects of exchange rates on cash and cash equivalents	-	-	45,185

Net (decrease) increase in cash and cash equivalents	(4,791,937)	(14,159,119)	17,492,803

Cash and cash equivalents, beginning of the period	5,571,481	19,730,600	2,237,797

Cash and cash equivalents, end of the period	$779,544	$5,571,481	$19,730,600

See accompanying notes to the consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-	$164,267

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long-term debt
paid directly to lenders by lessees	$24,762,786	$22,243,188	$28,473,277
Borrowings assumed on acquisition of leased equipment	$-	$23,382,333	$-
Reclassification of net assets from investments in leased equipment
to investment in finance leases	$240,000	$-	$45,399,576
Reclassification of net assets from investment in finance leases
to leased equipment	$-	$848,166	$-
Sale proceeds paid directly to minority interest holder from lessee	$-	$639,000	$-

See accompanying notes to the consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

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

The LLC’s principal investment objective is to obtain the maximum economic return from its investments for the benefit of its members. To achieve this objective, the LLC: (i) acquired a diversified portfolio of leases and financing transactions; (ii) made monthly cash distributions, at the Manager’s discretion, to its members commencing with each member's admission to the LLC, continuing through the liquidation period, which commenced on May 1, 2008; (iii) re-invested substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the operating period; and (iv) began to dispose of its investments and distribute the excess cash from sales of such investments to its members with the commencement of the liquidation period.

The LLC’s operating period ended and the LLC commenced its liquidation period on May 1, 2008. During the liquidation period, the LLC is distributing substantially all of its distributable cash from operations and equipment sales to the partners and will continue the orderly termination of its operations and affairs. The LLC will not invest in any additional finance or lease transactions during the liquidation period.

The manager of the LLC is ICON Capital Corp. (the “Manager”), a Delaware corporation. The Manager manages and controls the business affairs of the LLC, including, but not limited to, the equipment leases and other financing transactions that the LLC entered into pursuant to the terms of the amended and restated limited liability company agreement (the “LLC Agreement”).  Additionally, the Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC.

The initial capitalization of the LLC was $1,000 contributed by the Manager.  The LLC offered shares of limited liability company interests (“Shares”) with the intention of raising up to $100,000,000 of capital from additional members.  The LLC commenced business operations on its initial closing date, December 18, 2001, when it sold 1,250 Shares, representing $1,249,910 of capital contributions. Between December 19, 2001 and April 30, 2003, the final closing date, the LLC admitted additional members owning 98,416 Shares, representing $98,403,564 of capital contributions and bringing the total sale of Shares to 99,666 representing $99,653,474 of capital contributions.  For the year ended December 31, 2008, the LLC did not redeem any additional Shares, leaving 97,955 additional Shares outstanding as of such date.

The LLC invested most of the net proceeds from its offering in equipment subject to leases, other financing transactions and residual ownership rights in leased equipment. After the net offering proceeds were invested, additional investments were made with the cash generated from the LLC’s initial investments to the extent that cash was not needed for expenses, reserves and distributions to members. The investment in additional equipment in this manner is called “reinvestment.”

Members’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the members and 1% to the Manager until each additional member has (a) received cash distributions and liquidation proceeds sufficient to reduce their capital account to zero and (b) received, in addition, other distributions and allocations which would provide an 8% per year cumulative return on their outstanding adjusted capital account.  After such time, distributions will be allocated 90% to the additional members and 10% to the Manager.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

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

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(2)	Summary of Significant Accounting Policies – continued

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the LLC estimates the uncollectibility of receivables by analyzing lessee, borrower and other counterparty concentrations, creditworthiness and current economic trends. The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely. At December 31, 2008 and 2007, the LLC recorded an allowance of $155,318 and $0, respectively.

Debt Financing Costs

Expenses associated with the incurrence of debt are capitalized and amortized over the term of the debt instrument using the effective interest rate method.  These costs are included in other current and other non-current assets.

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation.  Leased equipment is depreciated on a straight-line basis over the lease term, which ranges from 4 to 5 years to the asset’s residual value.

The Manager has an investment committee that approved each new equipment lease and other financing transaction.  As part of its process, it determined the residual value, if any, to be used once the investment was approved.  The factors considered in determining the residual value included, but were not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment was integrated into the potential lessees’ business, the length of the lease and the industry in which the potential lessee operated.  Residual values are reviewed for impairment in accordance with the LLC’s impairment review policy.

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
December 31, 2008

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

Unguaranteed Residual Values

The LLC carries its investments in estimated unguaranteed residual values at cost. The net book value is equal to or less than fair value at each reporting period and is subject to the LLC's impairment review policy.

Revenue Recognition

The LLC leased equipment to third parties and each such lease is classified as either a finance lease or an operating lease, which is based upon the terms of each lease. For a finance lease, initial direct costs are capitalized and amortized over the term of the related lease for a finance lease.  For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated.

For finance leases, the LLC recorded, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment upon lease termination, the initial direct costs related to the lease and the related unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual value, minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected.  Accounts receivable are stated at their estimated net realizable value.  Deferred revenue is the difference between the timing of the reveivables billed and the income recognized on a straight-line basis.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(2)	Summary of Significant Accounting Policies - continued

Initial Direct Costs

The LLC capitalized initial direct costs associated with the origination and funding of lease assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” The costs were amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for finance leases. Costs related to leases that were not consummated were expensed as an acquisition expense.

Acquisition Fees

Pursuant to the LLC Agreement, acquisition fees paid to the Manager are based on 3% of the purchase price of the LLC’s investment. These fees were capitalized and included in the cost of the investment.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is reported in the accompanying consolidated statements of changes in members’ equity and accumulated other comprehensive income (loss) and consists of net income (loss) and other gains and losses affecting members’ equity that are excluded from net income (loss).

Foreign Currency Translation

Assets and liabilities having non-U.S. dollar functional currencies are translated at month-end exchange rates. Contributed capital accounts are translated at the historical rate of exchange when the capital was contributed or distributed.  Revenues, expenses and cash flow items are translated at weighted average exchange rates for the period. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income or loss.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(2)	Summary of Significant Accounting Policies - continued

Derivative Financial Instruments

The LLC may enter into derivative transactions for purposes of reducing hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates. The LLC enters into these instruments only for hedging underlying exposures. The LLC does not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges.  Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though the LLC believes that these are effective economic hedges.

The LLC accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), which established accounting and reporting standards for derivative financial instruments.  SFAS No. 133, as amended, requires the LLC to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. The LLC recognizes the fair value of all derivatives as either assets or liabilities in the consolidated balance sheets and changes in the fair value of such instruments are recognized immediately in earnings unless certain accounting criteria established by SFAS No. 133 are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC recognizes the changes in fair value of such instruments in accumulated other comprehensive income, a component of members’ equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(2)	Summary of Significant Accounting Policies - continued

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

Recent Accounting Prouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, “Accounting for Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, "Effective Date of FASB Statement No. 157” (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. The measurement and disclosure requirements related to financial assets and financial liabilities were effective for us beginning in the first quarter of 2008.   The adoption of SFAS No. 157 for financial assets and financial liabilities did not have a significant impact on the LLC's consolidated financial statements.  The Manager is currently evaluating the impact that SFAS No. 157 will have on the LLC's consolidated financial statements when it is applied to non-financial assets and non-financial liabilities beginning in the first quarter of 2009. The resulting fair values calculated under SFAS No. 157 after adoption may be different from the fair values that would have been calculated under previous guidance.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits but does not require the LLC to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007. As the LLC did not elect to fair value any of its financial instruments under the provisions of SFAS No. 159, the adoption of this statement effective January 1, 2008 did not have an impact on the LLC’s consolidated financial statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Manager is currently evaluating the impact of SFAS No. 160 on the LLC’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. (“SFAS No. 161”).” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for reporting periods beginning after November 15, 2008, with early application encouraged. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect the LLC’s financial condition, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made to the accompanying consolidated financial statements in prior years to conform to the current presentation.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(3)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following at December 31, 2008 and 2007:

	2008	2007

Minimum rents receivable	$41,504,866	$53,278,914
Estimated residual values	37,201	209,200
Initial direct costs, net	-	3,103
Unearned income	(13,356,826)	(18,801,655)

Net investment in finance leases	28,185,241	34,689,562

Less: Current portion of net
investment in finance leases	4,931,094	6,116,872

Net investment in finance leases,
less current portion	$23,254,147	$28,572,690

During March 2004, The LLC acquired two leases for computer equipment and corresponding parts from Insight Investments Corporation (“Insight”).  The leases expired on December 1, 2006.  The aggregate purchase price was approximately $4,787,000, including the assumption of approximately $4,670,000 of non-recourse debt. The equipment was uninstalled during December 2006 and returned to us during January 2007.  The associated estimated residual value of the equipment was subsequently reclassified to equipment held for sale as of December 31, 2006.  At December 31, 2006, the LLC recorded an impairment loss of approximately $154,000 based on sales estimates. The remaining assets’ value of an immaterial amount was written off at September 30, 2007.

During March 2004, the LLC acquired various pieces of computer equipment consisting of DMX hard drives, Brocade 12000 Directors with 128 usable ports and associated hardware from Insight for approximately $3,392,000, including the assumption of approximately $3,309,000 of non-recourse debt.  The equipment was leased to an unrelated third-party lessee under a lease which was scheduled to expire in December 2007. During October 2006, the lessee purchased the leased equipment by prepaying the remaining outstanding non-recourse debt balance of approximately $1,100,000 and paying the LLC approximately $30,000.  The LLC recognized a loss of approximately $87,000 on this sale during the year ended December 31, 2006.

During May 2003, the LLC acquired lathes, presses and robotic manufacturing equipment on lease to Metaldyne Corporation (“Metaldyne”) through December 2009, for approximately $2,412,000. The Manager was paid an acquisition fee of approximately $72,000 relating to this transaction.  During March 2006, the equipment on lease to Metaldyne was sold for approximately $1,931,000 and the LLC recognized a gain of approximately $302,000.

During August and September of 2003, the LLC acquired various manufacturing equipment on lease to Wildwood Industries, Inc. (“Wildwood”) for approximately $986,000 and $1,200,000, respectively.  At lease expiration, each lease was typically extended for an additional twelve month period, most recently on September 1, 2008 and October 1, 2008, respectively.  At December 31, 2008, the Manager determined that both assets were impaired based upon the estimate that lease proceeds would be insufficient to cover the residual position and recorded an aggregate impairment loss of approximately $205,000 and bad debt expense for uncollectable receivables of approximately $136,000 (See Note 18 – Subsequent Events).

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(3)	Net Investment in Finance Leases - continued

During September 2002, the LLC acquired three car and truck carrying vessels (the “Vessels”) on bareboat charter to Wilhelmsen Lines Shipowning AS (“Wilhelmsen”) through December 22, 2008. Effective March 14, 2006, the LLC extended the terms of its bareboat charters with Wilhelmsen through December 22, 2013. The charter extension includes a provision that provides Wilhelmsen to own the Vessels at the expiration of the charter extension for a nominal amount. Accordingly, the LLC reclassified the net book value of the Vessels of approximately $45,399,000 from operating leases to investment in finance leases. The non-recourse long-term debt associated with the Vessels was refinanced on May 18, 2006 (See Note 7).

Non-cancelable minimum annual amounts due on investments in finance leases over the next five years were as follows at December 31, 2008:

Years Ending
December 31,
2009	$9,558,241
2010	9,061,125
2011	8,322,000
2012	8,322,000
2013	6,241,500
$41,504,866

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following at December 31, 2008 and 2007:

	2008	2007
Aircraft	$52,319,731	$52,319,731
Marine vessels	40,285,787	40,304,192
Railcars	-	1,265,660
Manufacturing, telecommunications
and computer equipment	3,560,833	5,282,022

	96,166,351	99,171,605
Less: Accumulated depreciation	(12,060,032)	(8,414,864)
Less: Asset impairment	(3,866,551)	-

	$80,239,768	$90,756,741

Depreciation expense was $5,701,646, $5,435,083 and $10,356,731 for the years ended December 31, 2008, 2007 and 2006, respectively.

Aircraft

During December 2002, the LLC and ICON Income Fund Eight B L.P. (“Fund Eight B”), an entity also managed by the Manager, formed a joint venture, ICON Aircraft 46835, LLC (“Aircraft 46835”), with ownership interests of 85% and 15%, respectively. Aircraft 46835 was formed for the purpose of acquiring an investment in a McDonnell Douglas DC10-30F aircraft on lease with Federal Express Corporation (“FedEx”). On December 27, 2002, Aircraft 46835 acquired the aircraft for approximately $25,292,000 including approximately $22,292,000 of non-recourse debt. The Manager was paid an acquisition fee of approximately $759,000 relating to this transaction, of which the LLC paid approximately $645,000. On March 30, 2007, Aircraft 46835 sold the aircraft to FedEx for $4,260,000 and recognized a loss on the sale of approximately $640,000. The final lease payment was paid to the lender, satisfying all remaining debt obligations.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(4)	Leased Equipment at Cost - continued

During July 2002, the LLC formed a wholly-owned subsidiary, ICON Aircraft 128 LLC (“ICON 128”), for the purpose of acquiring an Airbus A340-313X aircraft (“Aircraft 128”) on lease to Cathay Pacific Airways Limited (“Cathay”) for approximately $69,000,000, including the assumption of approximately $64,800,000 of non-recourse debt.  Effective June 7, 2006, the LLC entered into a lease extension with Cathay through December 1, 2011. Simultaneously with the lease extension of the aircraft, the LLC refinanced the non-recourse debt associated with the aircraft (See Note 7).

In light of recent, unprecedented high fuel prices during 2008 and the related impact on the airline industry, as of June 30, 2008, the Manager reviewed the LLC’s investment in Aircraft 128. In accordance with the provisions of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and based upon recent changes in the airline industry, the Manager determined that Aircraft 128 was impaired.

Based on the Manager’s review, the residual value of Aircraft 128 exceeded its expected undiscounted future cash flows and, as a result, ICON 128 recognized an impairment representing the difference between the aircraft residual value and its fair market. The fair market value was generally determined using a market approach, a recent appraisal for Aircraft 128 and recent sales of similar aircraft, as well as other factors, including those discussed above.  As a result, ICON 128 recognized an impairment loss on Aircraft 128 of approximately $3,900,000 as of June 30, 2008.

The following factors, among others, indicated that the full residual values of Aircraft 126 and Aircraft 128 might not be recoverable: (i) indications that lenders were willing to finance less of the acquisition cost of four-engine aircraft, which increased with each dollar rise of the price of fuel, thereby undermining the residual value expectations of such aircraft; (ii) the rising cost of fuel was increasing the operating costs of four-engine aircraft and similar capacity twin-engine aircraft, thereby making such aircraft less attractive investments at the time and thereby depressing the market for Aircraft 126 and Aircraft 128; and (iii) the likelihood of aircraft operators switching to more efficient aircraft, thereby depressing the market for Aircraft 126 and Aircraft 128.

Marine Vessels

On July 24, 2007, the LLC, through its wholly-owned subsidiary, ICON Samar, LLC (“ICON Samar”) purchased a 98,640 DWT Aframax product tanker - the Samar Spirit – from an affiliate of the Teekay Corporation (“Teekay”). The purchase price for the Samar Spirit was $40,250,000, including the assumption of approximately $23,382,000 of non-recourse debt under a secured loan agreement with Fortis (“Fortis”). In addition, ICON Samar paid an arrangement fee to Fortis of approximately $175,000 and has a payable to the Manager for approximately $54,000 related to legal fees incurred. Simultaneously with the closing of the purchase of the Samar Spirit, a bareboat charter was entered into with Teekay for a term of 48 months. The charter commenced on July 24, 2007 and is scheduled to expire on July 24, 2011. The Manager waived acquisition fees payable in connection with the purchase.

Railcars

During November 2002, the LLC acquired 324 railcars on lease to Texas Genco LP.  On May 7, 2007, the LLC sold the equipment to an unrelated third party for $4,960,000, of which approximately $1,500,000 was used to repay the related long-term debt and legal fees of $5,000.  The LLC recognized a gain on the sale of approximately $3,100,000.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(4)	Leased Equipment at Cost - continued

On January 28, 2008, ICON Railcar I, LLC (“ICON Rail”), the LLC’s wholly-owned subsidiary, sold its entire interest in 110 railcars (the “Railcars”) to an unrelated third party that was leasing and operating the railcars.  The LLC recognized a gain on the sale of approximately $313,000.

Manufacturing, Telecommunication and Computer Equipment

On April 30, 2003, the LLC acquired a Double Kraft Paper Forming Tubing Unit on lease to Wildwood through February 2007 for approximately $1,350,000 in cash. Effective March 1, 2007, pursuant to the terms of the lease, the lease was extended for an additional twelve months. Effective March 1, 2008, this lease was again extended for an additional twelve months and was reclassified as an operating lease. Subject to the terms of the lease renewal, there is a residual interest sharing agreement with a third-party broker that was payable when a minimum return on investment was attained, whereby all sales proceeds received above $150,000 will be shared equally with the third party.  For the years ended December 31, 2008 and 2007, approximately $130,000 and $87,000 was distributed to the third party in accordance with the terms of the residual interest sharing agreement. At December 31, 2008, the Manager determined that the asset was impaired based upon the estimate that lease proceeds would be insufficient to cover the residual position and recorded an impairment loss of approximately $77,000 and bad debt expense for uncollectable receivables of approximately $65,000 (See Note 18 – Subsequent Events).

On June 20, 2003, the LLC acquired microprocessor manufacturing devices currently on lease through June 2007 to Spansion LLC (“Spansion”) for approximately $6,391,000 in cash.  Effective July 1, 2007, this modified lease was extended for an additional 12 months and was reclassified upon extension of the lease from a finance lease to an operating lease. Effective July 1, 2008, this lease was again extended for an additional twelve months. On August 1, 2003, the LLC acquired semi-conductor memory testing equipment subject to two leases through July 2007 currently with Spansion for approximately $4,561,000 in cash.  These leases were extended on a month-to-month basis. Effective August 1, 2007, these modified leases were reclassified upon the extensions of the leases from finance leases to operating leases. The two leases with Spansion expired on March 31, 2008. Each lease was renewed for a fifteen month period commencing on April 1, 2008 (See Note 18 – Subsequent Events).

The Manager was paid acquisition fees of approximately $329,000 relating to the initial purchase of the assets currently leased to Spansion. For all three Spansion leases, there is a residual interest sharing agreement with a third-party broker that is payable when a minimum return on investment was attained. Subject to the original terms, all sales proceeds received above approximately $633,000 will be shared 35% with the third party.  For the year ended December 31, 2008, approximately $739,000 was distributed to the third party in accordance with the terms of the residual interest sharing.

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
December 31, 2008

(4)	Leased Equipment at Cost - continued

Kenilworth acquired the Kenilworth Facility subject to the lease for a total cost of approximately $15,328,000, consisting of approximately $8,410,000 in cash and non-recourse debt of approximately $6,918,000, which matured on July 1, 2004. On December 1, 2004, Fund Eight B transferred its entire 5% interest in Kenilworth to the LLC in exchange for a 25.87% interest in ICON SPK 2023-A LLC (“ICON SPK”).  The Manager determined the fair value of the Kenilworth interest and the ICON SPK interest was approximately $488,000 and was based upon the Manager’s knowledge of current market conditions and a concurrent appraisal received with the transaction. On April 20, 2006, the Kenilworth Facility was sold to a third party for approximately $4,800,000.  The LLC incurred a loss of approximately $2,770,000 on the sale of this equipment, which was recorded as an impairment loss at the end of March 2006.  The Manager determined that it was in the best interest of the LLC to sell the co-generation facility for the cash received.  The decision to sell the asset was based on the outlook of pricing in the natural gas industry.

During December 2004, the LLC acquired four Noritsu QSS 3011 digital mini-labs on lease to Rite Aid Corporation (“Rite Aid”) through November 2007 for approximately $399,000 in cash.  The Manager was paid acquisition fees of approximately $12,000 relating to this transaction. At December 31, 2006, the Manager determined, based upon an appraisal, that the LLC should record an impairment of approximately $80,000. As of December 31, 2007, the lease was extended on a month-to-month basis. Subsequent to December 31, 2007, Rite Aid notified the Manager of its intent to return to the LLC all the digital mini-labs that were subject to lease with Rite Aid. One of the digital mini-labs was returned to the LLC in August 2008 and the remaining three units were returned in September 2008. The Rite Aid lease was then terminated. All four units were subsequently sold for an amount that closely approximated carrying value resulting in an immaterial gain.

During December 2004, the LLC acquired from Varilease Technology Finance Group, Inc. a portfolio of medical equipment subject to two leases that expired in December 2008 for approximately $2,046,000 in cash.

During December 2004, the LLC acquired a Mitel Networks 3340 Global Branch Office Solution Phone System subject to lease with CompUSA, Inc.  The lease term was to expire during December 2008. The purchase price was approximately $173,000 in cash. During December 2007, the phone system was sold for total proceeds of approximately $45,000 and a gain on sale of approximately $6,000 was recognized.

Aggregate annual minimum future rentals receivable from each of the LLC’s non-cancelable leases consisted of the following at December 31, 2008:

Years Ending
December 31,
2009	$13,856,224
2010	$12,493,547
2011	$7,891,000

(5)	Investments in Joint Ventures

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

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(5)	Investments in Joint Ventures - continued

ICON Global Crossing II, LLC

On September 27, 2006, the LLC along with ICON Income Fund Ten, LLC (“Fund Ten”), an entity also managed by the Manager, formed ICON Global Crossing II, LLC (“Global Crossing II”), with original ownership interests of approximately 17% and 83%, respectively. The total capital contributions made to Global Crossing II were approximately $12,044,000, of which the LLC’s share was approximately $2,000,000.

On September 28, 2006, Global Crossing II purchased telecommunications equipment for approximately $12,044,000. The LLC collected interim rent until the commencement of the lease term. This equipment is subject to a 48-month lease with Global Crossing that commenced on November 1, 2006. The Manager was paid an acquisition fee totaling $60,000 relating to this transaction, which was included in other assets and will be amortized to operations over the life of the related lease with Global Crossing. On October 31, 2006, ICON Leasing Fund Eleven, LLC (“Fund Eleven”), an entity also managed by the Manager, made a capital contribution of approximately $1,841,000 to Global Crossing II.  The contribution changed the ownership interests for the LLC, Fund Ten and Fund Eleven at October 31, 2006 to 14.40%, 72.34% and 13.26%, respectively.  The additional contribution was used to purchase telecommunications equipment subject to a 48 month base lease term with Global Crossing that commenced on November 1, 2006.

ICON SPK 2023-A, LLC

On December 31, 2001, the LLC and Fund Eight B formed ICON SPK for the purpose of acquiring and managing a portfolio of equipment leases consisting of manufacturing, telecommunication and computer equipment.  The LLC paid approximately $3,953,000 for its investment in ICON SPK.  The LLC and Fund Eight B originally had ownership interests of 51% and 49%, respectively. ICON SPK completed the transaction, with a total cost of approximately $7,750,000 in cash.  The Manager was paid an acquisition fee totaling approximately $233,000 relating to this transaction, of which the LLC paid approximately $119,000.

During 2006, ICON SPK sold various pieces of its portfolio of equipment for approximately $460,000 in cash and recognized a loss of approximately $106,000 on these sales. During the second quarter of 2007, ICON SPK sold all of its remaining equipment to a third party for total sales proceeds of approximately $348,000.  ICON SPK recognized a gain on the sale of approximately $264,000.

ICON GeicJV

On March 31, 2004, the LLC along with Fund Ten, formed a joint venture, ICON GeicJV, for the purpose of purchasing information technology equipment subject to a lease with Government Employees Insurance Company (“GEICO”).  The LLC paid approximately $1,522,000 for its investment in the joint venture.  The LLC and Fund Ten have ownership interests of 26% and 74%, respectively.  On April 30, 2004, the joint venture acquired the technology equipment subject to lease for a total cost of approximately $5,853,000 in cash.  The LLC paid the Manager an acquisition fee totaling approximately $46,000 relating to this transaction.

During 2007, GEICO returned equipment with a cost basis of approximately $5,798,000 and extended on a month–to-month basis equipment with a cost basis of approximately $55,000. Of the equipment that was returned, the Manager has sold equipment with a net book value of approximately $781,000. The joint venture realized proceeds of approximately $775,000 and recognized a loss of approximately $6,000 on the sale of the equipment. The remaining returned equipment had a net book value of approximately $58,000. During 2008, the joint venture sold all of the remaining equipment previously on lease to GEICO.  The joint venture realized proceeds of approximately $96,000 and recognized a gain on the sale of equipment of approximately $31,000.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(5)	Investments in Joint Ventures - continued

ICON Aircraft 47820 LLC

During March 2003, the LLC and Fund Eight B L.P., formed a joint venture, ICON Aircraft 47820 LLC (“Aircraft 47820”), in which the LLC and Fund Eight B had ownership interests of 10% and 90%, respectively. Aircraft 47820 was formed for the purpose of acquiring an investment in a McDonnell Douglas DC10-30F aircraft and two spare engines (the “Aircraft and Engines”) on lease to Federal Express Corporation (“FedEx”). On March 11, 2003, Aircraft 47820 acquired the Aircraft and Engines for approximately $27,288,000, including approximately $24,211,000 of non-recourse debt. The LLC’s portion of the cash purchase price was approximately $308,000. On March 30, 2007, Aircraft 47820 sold the Aircraft and Engines to FedEx for $5,475,000 and recognized a loss on the sale of approximately $1,025,000.

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

Effective March 27, 2006, in connection with the lease extension, approximately $52,850,000 of non-recourse debt associated with Aircraft 126 was refinanced after applying $583,000 from a reserve account established in connection with the original lease with Cathay. The refinanced non-recourse debt matures on July 1, 2011 and requires a balloon payment of approximately $33,000,000 at maturity. The interest rate of the refinanced debt was fixed at 6.104% under the terms of the debt agreement, effective October 3, 2006.

     ICON 126 had a commitment with respect to Aircraft 126 to pay certain maintenance costs that were incurred on or prior to March 27, 2006. ICON 126 established a maintenance reserve cash account under the original lease to pay for its portion of these costs. This account was funded by free cash from the lease payments in accordance with the terms of the original lease. During 2006, ICON 126 received $182,021 of capital contributions from both of its members, of which $50,000 was for amounts relating to the maintenance reserve cash account and $132,021 was related to costs paid by its members relating to the refinancing of the non-recourse debt. During September 2006, approximately $1,153,000 was paid for maintenance costs. The maintenance account for Aircraft 126 was cross-collateralized with the maintenance account for ICON Aircraft 123 LLC, (“ICON 123”) which owns an Airbus A340-31X aircraft on lease to Cathay (“Aircraft 123”) and is a wholly own subsidiary of Fund Eight B.  Under the terms of this agreement, ICON 126 was required to pay on behalf of ICON 123, any maintenance cost shortfalls incurred by the affiliate. On January 30, 2007, ICON 126 paid approximately $143,000 in maintenance costs from its maintenance account on behalf of ICON 123.  The maintenance account and related security interests were then terminated.   ICON 123 will reimburse ICON 126 when the aircraft is sold. The excess cash remaining in ICON 126’s account at December 31, 2008 is approximately $97,000, which includes accreted interest in the amount of approximately $38,000 through December 31, 2008.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(5)	Investments in Joint Ventures - continued

In connection with the purchase of the Aircraft 123, the owner trustee entered into two first priority charge on cash deposit agreements pursuant to which, as discussed above, the maintenance account for Aircraft 126 was cross-collateralized with the maintenance account for Aircraft 123.  In addition, ICON 123 and ICON 126 are parties to a residual sharing agreement with respect to the aircraft (See Note 13).

In light of recent, unprecedented high fuel prices during 2008 and the related impact on the airline industry, as of June 30, 2008, the Manager reviewed the LLC’s investment in Aircraft 126.  In accordance with the provisions of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and based upon recent changes in the airline industry, the Manager determined that Aircraft 126 was impaired.

Based on the Manager’s review, the residual values of Aircraft 126 exceeded their expected undiscounted future cash flows and, as a result, ICON 126 recognized an impairment representing the difference between the aircraft residual value and their fair market. The fair market value of the aircraft were generally determined using a market approach, a recent appraisal for Aircraft 126 and recent sales of similar aircraft, as well as other factors, including those discussed above.  As a result, as of June 30, 2008, ICON 126 recorded an impairment loss on Aircraft 126 of approximately $3,900,000, of which the LLC’s share was approximately $1,950,000.

The following factors, among others, indicated that the full residual value of Aircraft 126 might not be recoverable: (i) indications that lenders were willing to finance less of the acquisition cost of four-engine aircraft, which increased with each dollar rise of the price of fuel, thereby undermining the residual value expectations of such aircraft; (ii) the rising cost of fuel was increasing the operating costs of four-engine aircraft and similar capacity twin-engine aircraft, thereby making such aircraft less attractive investments at the time and thereby depressing the market for Aircraft 126; and (iii) the likelihood of aircraft operators switching to more efficient aircraft, thereby depressing the market for Aircraft 126.

ICON 126 is a party to a residual sharing agreement (the “Airtrade Residual Sharing Agreement”) with ICON 123 and Airtrade Capital Corp. (“Airtrade”).  Pursuant to the terms of the Airtrade Residual Sharing Agreement, all proceeds received in connection with the sale or lease extension of the aircraft owned by ICON 123 and ICON 126 in excess of $8,500,000 (in the aggregate) of the debt associated with each aircraft (net of expenses) will be allocated 55% to ICON 123 or ICON 126, as applicable, and 45% will be allocated to Airtrade.

(6)	Investments in Unguaranteed Residual Values

On December 31, 2003, the LLC entered into an agreement with Summit Asset Management to acquire a 90% interest in the unguaranteed residual values of manufacturing and technology equipment valued at approximately $37,713,000 and on lease to various lessees located in the United Kingdom for approximately $4,454,000 in cash.  The LLC’s investment return is contingent upon the residual value of the equipment after repayment of the debt.  The Manager was paid an acquisition fee of approximately $1,131,000 related to this transaction.

At December 31, 2008, 2007 and 2006, the LLC received approximately $686,000, $710,000 and $1,104,000, respectively, in proceeds for the sale of various pieces of equipment and recognized a gain for the year ended December 31, 2008 of approximately $204,000 and a loss of $157,000 and $87,000 for the years ended December 31, 2007 and 2006, respectively.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(6)	Investments in Unguaranteed Residual Values - continued

Additionally, for the years ended December 31, 2008, 2007 and 2006, the LLC received approximately $20,000, $250,000 and $310,000, respectively, in renewal income that is classified as rental income in the accompanying consolidated statements of operations.

(7)	Non-Recourse Long-Term Debt

The LLC acquired the Vessels on bareboat charter to Wilhelmsen for cash and non-recourse long-term debt (See Note 3). On May 18, 2006, in connection with the charter extension through December 22, 2013, the LLC refinanced the non-recourse long-term debt related to the Vessels and borrowed an additional $22,043,000. The principal amount of the refinanced non-recourse long-term debt is $51,000,000, which debt matures on December 22, 2013 and accrues interest at LIBOR plus 1.50% per year. The refinanced non-recourse long-term debt requires quarterly payments ranging from $450,000 to $800,000. The lender has a security interest in the Vessels and an assignment of the rental payments under the charter. The LLC paid approximately $630,000 in costs associated with the non-recourse long-term debt refinancing, which were capitalized to other assets and are being amortized to operations over the term of the non-recourse long-term debt. In 2006, the LLC wrote off approximately $417,000 of debt financing costs associated with the original non-recourse long-term debt to interest expense. As of December 31, 2008, approximately $184,000 was recorded to interest expense related to the amortization of the non-recourse long-term debt financing costs.

Simultaneously with the execution of the refinancing and borrowing of the non-recourse long-term debts of the Vessels, the LLC entered into three interest rate swap contracts with Fortis Bank NV/SA, New York Branch (“Fortis Bank”) in the aggregate amount of $51,000,000 in order to fix the variable interest rate on the non-recourse long-term debt and minimize the risk of interest rate fluctuation. The interest rate swap contracts fixed the refinanced debt interest rate at 7.02%.

On May 22, 2006, the LLC terminated the initial interest rate swap contracts in connection with the non-recourse long-term debt refinancing and received $705,000 from the swap provider to terminate the existing three interest rate swap contracts. The LLC recognized a gain on this termination of approximately $26,000 during the year ended December 31, 2006.

On July 24, 2007, the LLC, through its wholly-owned subsidiary, ICON Samar, borrowed approximately $23,382,000 in connection with a bareboat charter with Teekay. The non-recourse long-term debt matures on July 25, 2011 and accrues interest at LIBOR plus 1.00% per year.  The non-recourse long-term debt requires monthly payments ranging from $480,000 to $530,000. The lender has a security interest in the vessel and an assignment of the rental payments under the bareboat charter. Simultaneously with the borrowing, we entered into an interest rate swap contract with Fortis Bank in order to fix the debt interest rate at 6.35% per year. The LLC paid approximately $175,000 in costs associated with the debt, which was capitalized as debt financing costs. As of December 31, 2008, approximately $80,000 was recorded to interest expense related to the amortization of the non-recourse long-term debt financing costs.

The LLC designated its interest rate swaps as cash flow hedges and accounts for them in accordance with SFAS No. 133, as amended, by recording the interest rate swap contracts at their estimated fair market values, and recognizing the periodic change in their fair market values of effective hedges as other comprehensive income. At December 31, 2008 and 2007, the fair value of the interest rate swap contracts was a liability of $3,513,483 and $2,016,033, respectively.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(7)	Non-Recourse Long-Term Debt - continued

The LLC acquired its interest in Aircraft 128 for cash and the assumption of non-recourse long-term debt (See Note 4). Effective June 7, 2006, the owner trustee, in connection with the Cathay lease extension for ICON 128, refinanced the non-recourse long-term debt related to the aircraft (the “Initial Refinancing”).  The Initial Refinancing was entered into because the original non-recourse long-term debt of approximately $44,250,000 was due to be repaid on June 12, 2006. The LLC was required by the lender to pay down approximately $6,754,000 of the balloon payment as part of the Initial Refinancing. The principal balance of the Initial Refinancing was approximately $37,495,000, and was scheduled to mature on December 1, 2011, required a balloon payment of approximately $11,550,000 and accrued interest at LIBOR plus 0.80% per year. The Initial Refinancing required monthly payments of approximately $545,000 through May 2010 and approximately $495,000 through December 2011. The LLC incurred approximately $197,000 of costs in connection with the Initial Refinancing. The non-recourse long-term debt lender had a security interest in the aircraft and an assignment of the lease payments. The LLC expensed these costs to interest expense during the year ended December 31, 2006.

On August 1, 2006, the owner trustee was able to negotiate more favorable terms with a new lender and refinanced the Initial Refinancing (the “Second Refinancing”). In connection with the Second Refinancing, the LLC was able to borrow approximately an additional $6,242,000. The principal balance of the Second Refinancing was approximately $43,800,000, and matures on December 1, 2011, requires a balloon payment of approximately $22,750,000 and accrues interest at 6.85% per year. The Second Refinancing requires monthly payments of approximately $545,000 through May 2010 and approximately $495,000 through December 2011. The LLC paid approximately $438,000 of costs in connection with the Second Refinancing, which were capitalized as debt financing costs and will be amortized to operations over the term of the Second Refinancing. As of December 31, 2008, approximately $185,000 was recorded to interest expense related to the amortization of the non-recourse long-term debt financing costs.

As discussed in Notes 3 and 4, the LLC has non-recourse notes outstanding in connection with various lease acquisitions.

As of December 31, 2008 and 2007, the LLC had net debt financing costs of $489,835 and $665,443, respectively. For the years ended December 31, 2008, 2007 and 2006, the LLC recognized amortization expense of $450,205, $145,817 and $108,418, respectively.

The aggregate maturities of non-recourse long-term debt, including the effects of refinancing discussed above, consisted of the following at December 31, 2008:

Years Ending
December 31,
2009	$15,011,604
2010	15,262,907
2011	36,374,188
2012	5,400,000
Thereafter	5,400,000
$77,448,699

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(8)	Revolving Line of Credit, Recourse

The LLC and certain of its affiliates (entities sponsored and organized by our Manager), Fund Eight B, Fund Ten and Fund Eleven (collectively, the “Borrowers”), entered into a Commercial Loan Agreement (the “Loan Agreement”), with California Bank & Trust (“CB&T”). The Loan Agreement provided for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the “Facility”) which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Loan Agreement prohibits any Borrower from declaring or paying any distribution to investors if such a payment would cause such Borrower to become non-compliant with the financial covenants in the Loan Agreement.  The Borrowers were obligated to pay a quarterly commitment fee of 0.5% on unused commitments under the Facility.

In addition, the Borrowers previously entered into a Contribution Agreement (the “Contribution Agreement”), pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers’ obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower.

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Loan Agreement. The Loan Modification extended the Facility from August 31, 2007 to September 30, 2008 and lowered (i) the interest rate for advances under the Facility from CB&T’s prime rate plus 0.25% to CB&T’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market (the “LIEM Rate”) plus 2.75% per year to the LIEM Rate plus 2.5% per year. In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer have to maintain a cash reserve.

On June 20, 2007, the Loan Agreement, the Contribution Agreement and the Loan Modification were modified to add Fund Twelve as a Borrower.

On May 1, 2008, the Borrowers entered into an additional loan modification agreement. The agreement increased the revolving line of credit up to $30,000,000 and extended the expiration date to April 30, 2010. The Borrowers may request a one year extension to the revolving line of credit within 390 days of the expiration date, but CB&T has no obligation to extend. The quarterly unused commitment fee of 0.5% was reduced to 0.25% on unused commitments under the Facility. The interest rate at December 31, 2008 was 3.25%.

The Borrowers were in compliance with the covenants under the Loan Agreement at December 31, 2008 and 2007.  The Borrowers were also in compliance with the Contribution Agreement at December 31, 2008 and 2007 and no amounts were due to or payable by the LLC under the Contribution Agreement as of such date.

Aggregate borrowings by all Borrowers under the Facility amounted to $6,185,000 at December 31, 2008. The balances of $1,185,000 and $5,000,000 were borrowed by Fund Eight B and Fund Eleven, respectively. On February 26, 2009, Fund Eleven borrowed an additional $600,000 under the Facility.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(9)	Transactions with Related Parties

In accordance with the terms of the LLC Agreement, the LLC paid the Manager (i) management fees ranging from 1% to 7% based on a percentage of the rentals recognized either directly by the LLC or through its joint ventures, and (ii) acquisition fees, through the end of the operating period, of 3% of the purchase price of the LLC’s investments.  In addition, the Manager was reimbursed for certain administrative expenses incurred in connection with the LLC’s operations.

The Manager performs certain services relating to the management of the LLC’s equipment leasing and financing activities. Such services include, but are not limited to, the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaising with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

Administrative expense reimbursements are costs incurred by the Manager or its affiliates that are necessary to the LLC’s operations.  These costs include the Manager’s and its affiliates’ legal, accounting, investor relations and operations personnel, as well as professional fees and other costs that are charged to the LLC based upon the percentage of time such personnel dedicate to the LLC. Excluded are salaries and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the Manager.

The Manager also has a 1% interest in the LLC’s profits, losses, cash distributions and liquidation proceeds. The LLC paid distributions to the Manager of $77,556, $89,144 and $89,204 for the years ended December 31, 2008, 2007 and 2006, respectively.  The Manager’s interest in the LLC’s net income was $10,478 and $79,400 for the years ended December 31, 2008 and 2007, respectively, and loss of $6,679 for the year ended December 31, 2006.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the years ended December 31, 2008, 2007 and 2006, were as follows:

Entity	Capacity	Description	2008	2007	2006
ICON Capital Corp.	Manager	Acquisition fees (1)	$-	$-	$60,000
ICON Capital Corp.	Manager	Management fees (2)	526,469	1,780,581	2,114,283
ICON Capital Corp.	Manager	Administrative expense reimbursements (2)	149,844	677,965	596,881
			$676,313	$2,458,546	$2,771,164

(1) Amount capitalized and amortized to operations.
(2) Amount charged directly to operations.

At December 31, 2008 and 2007, the LLC owed $0 and $87,475 to the Manager, respectively.

Effective April 1, 2008 and May 1, 2008, the Manager waived its rights to all future administrative expense reimbursements and management fees, respectively.  As of December 31, 2008, the Manager waived $364,877 of administrative expense reimbursements and $1,018,551 of management fees.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(10)	Derivative Financial Instruments

The LLC is exposed to interest rate risk on the floating-rate non-recourse debt and uses floating-to-fixed interest rate swaps to hedge this exposure. As of December 31, 2008, the LLC had four floating-to-fixed interest rate swaps designated as a cash flow hedge with notional amounts of $42,859,805. As of December 31, 2007, the LLC had four floating-to-fixed interest rate swaps that were designated as cash flow hedges with an aggregate notional amount of $56,879,743.

The hedging strategy of the LLC is to match the projected future business cash flows with the underlying debt service. When the derivative financial instrument is deemed to be highly effective in offsetting variability in the hedged item, changes in its fair value are recorded in accumulated other comprehensive income (loss) and recognized contemporaneously with the earnings effects of the hedged item. The fair value was determined using market prices and pricing models at December 31, 2008 and 2007.

At December 31, 2008, the LLC had four floating-to-fixed interest rate swaps related to the Wilhelmsen vessels and the Samar. The total amount recorded to accumulated other comprehensive loss related to the change in fair value of these interest rate swaps was $3,429,165.

For the year ended December 31, 2008 and 2007, a loss of $78,982 and $0 were recorded in earnings representing the ineffective portion of the hedge. The LLC expects to transfer approximately $1,646,000 from accumulated other comprehensive income (loss) to earnings in the next 12 months, as the derivative financial instruments and their underlying hedged items are paid down, along with the earnings effects of the related forecasted transactions in the next 12 months.

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

(11)	Fair Value of Financial Instruments

SFAS No. 157

Effective January 1, 2008, the LLC adopted SFAS No. 157.  See Note 2, Summary of Significant Accounting Policies.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(11)	Fair Value of Financial Instruments – continued

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

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

		Level 1(1)	Level 2(2)	Level 3(3)	Total
Liabilities:

	Derivative Liabilities	$-	$3,513,483	$-	$3,513,483

	(1) quoted prices in active markets for identical assets or liabilities
	(2) observable inputs other than quoted prices in active markets for identical assets and liabilities
	(3) no observable pricing inputs in the market

The LLC’s derivative contracts, including interest rate swaps, are valued using models based on readily observable market parameters for all substantial terms of the LLC’s derivative contracts and are classified within Level 2.  As permitted by SFAS No. 157, the LLC uses market prices and pricing models for fair value measurements of its derivative instruments.  The fair value of the derivative liabilities was recorded in interest rate swap contracts.

SFAS No. 107

Fair value information with respect to the LLC's leased assets and liabilities is not separately provided since (i) SFAS No. 107, “Disclosures About Fair Values of Financial Instruments,” does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of recourse debt, if any, approximates fair value due to their short-term maturities and variable interest rates. The fair value of the LLC’s fixed rate note payable is estimated using a discounted cash flow analysis, based on the current incremental borrowing rate of the most recent borrowings by the other programs sponsored by the Manager.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(11)	Fair Value of Financial Instruments – continued

	Carrying Amount	Fair Value
Fixed rate non-recourse long-term debt	$34,588,894	$37,086,253

(12)	Concentrations of Risk

At times, the LLC's cash and cash equivalents may exceed insured limits. The LLC has placed these funds in high quality institutions in order to minimize the risk of loss relating to exceeding insured limits.

      Concentrations of credit risk with respect to lessees are dispersed across different industry segments within the United States of America and throughout the world.  Accordingly, the LLC may be exposed to business and economic risk. Although the LLC does not currently foresee a concentrated credit risk associated with these lessees, lease payments are dependent upon the financial stability of the lessees.

For the year ended December 31, 2008, the LLC had three lessees that accounted for approximately 83% of its rental and finance income.  Wilhelmsen, Cathay and Teekay accounted for approximately 25%, 29% and 29%, respectively. For the year ended December 31, 2007, the LLC had three lessees that accounted for approximately 77% of its rental and finance income.  Wilhelmsen accounted for approximately 32%.  For the year ended December 31, 2006, the LLC had three lessees which accounted for approximately 88% of its rental and finance income.  Wilhelmsen accounted for approximately 34%.

For the year ended December 31, 2008, the LLC had one aircraft that accounted for approximately 52% of operating assets and one vessel that accounted for approximately 45%. For the year ended December 31, 2007, the LLC had one aircraft that accounted for approximately 53% of operating assets and one vessel that accounted for approximately 43%.

(13)	Commitments and Contingencies and Off-Balance Sheet Transactions

The LLC has entered into residual sharing agreements with various third parties.  In connection with these agreements residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas.

ICON 128 is a party to a residual sharing agreement with Airfleet Credit Corporation and HXO Leasing Limited.  Pursuant to the terms of the Airfleet Residual Sharing Agreement, all proceed received in connection with the sale or lease extension of the aircraft in excess of $4,250,000 of the loan balance associated with the aircraft will be allocated 55% to ICON 128 and 45% to Airfleet.

ICON 128 had a commitment with respect to the Cathay aircraft to pay certain maintenance costs, which were incurred during June 2006. The total estimated costs were approximately $1,300,000.  During November 2006, the LLC paid approximately $1,300,000 for these costs.

On February 23, 2005, ICON Cash Flow Partners L.P. Seven (“L.P. Seven”) assigned to the LLC 3.02% of its rights to the profits, losses, and cash flows from its limited partnership interest in an entity that owns a 100% interest in a mobile offshore drilling rig.  L.P. Seven assigned the rights to the LLC as repayment of its $755,000 outstanding debt obligation pursuant to a contribution agreement that the LLC entered into with some of its affiliates in connection with the line of credit agreement the LLC had with Comerica Bank.  This assignment increased the LLC’s rights to the profits, losses and cash flows from L.P. Seven’s limited partnership interest from 2.60%, which were assigned to the LLC in November 2004 as repayment of its $650,000 outstanding debt obligation, to 5.62%.  The repayment amount represented the Manager’s estimated fair value of L.P. Seven's interest in the mobile offshore drilling rig at February 23, 2005. The fair value of this interest was determined using an appraisal and cash flow analysis.  During the year ended December 31, 2006, the LLC received approximately $253,000 in cash distributions related to this assignment.

At the time the LLC acquires or divests of its interest in an equipment lease or other financing transaction, the LLC may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities. The Manager believes that any liability of the LLC that may arise as a result of any such indemnification obligation will not have a material adverse effect on the consolidated financial condition of the LLC taken as a whole.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(14)	Share Redemptions

The LLC redeemed no Shares for the year ended 2008 and redeemed 147 and 42 Shares for the years ended December 31, 2007 and 2006, respectively.  The redemption amounts are calculated according to a specified redemption formula pursuant to the LLC Agreement.  Redeemed Shares have no voting rights and do not share in distributions.  The LLC Agreement limits the number of Shares that can be redeemed in any one year and redeemed Shares may not be reissued.  Redeemed Shares are accounted for as a reduction of members' equity.

(15)	Geographic Information

Geographic information for revenue, based on the country of origin, and long-lived assets, which includes finance leases, operating leases, net of accumulated depreciation, investments in joint ventures and investments in unguaranteed residual values were as follows:

	Year Ended December 31, 2008
	United	United	Marine
	States	Kingdom	Vessels (a)	Asia	Total
Revenue:
Rental income	$2,510,464	$22,473	$6,206,808	$7,313,430	$16,053,175
Finance income	269,091	-	5,498,623	-	5,767,714
Income (loss) from investments in joint ventures	170,726	-	-	(2,167,551)	(1,996,825)

	At December 31, 2008
	United	United	Marine
	States	Kingdom	Vessels (a)	Asia	Total

Investment in finance leases	$196,910	$-	$27,988,331	$-	$28,185,241
Leased equipment at cost, net	1,658,297	-	36,532,547	42,048,924	80,239,768
Investments in joint ventures	1,118,703	-	-	1,267,390	2,386,093
Investment in unguaranteed residual values	-	830,764	-	-	830,764

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(15)	Geographic Information - continued

	Year Ended December 31, 2007
	United	United	Marine
	States	Kingdom	Vessels (a)	Asia	Total
Revenue:
Rental income	$3,900,854	$264,248	$2,722,170	$6,944,786	$13,832,058
Finance income	153,612	-	6,542,523	51,070	6,747,205
Income (loss) from investments in joint ventures	291,765	-	-	(289,460)	2,305

	At December 31, 2007
	United	United	Marine
	States	Kingdom	Vessels (a)	Asia	Total
Long-lived assets:
Investment in finance leases	$621,600	$-	$34,067,962	$-	34,689,562
Leased equipment at cost, net	3,164,118	-	39,164,844	48,427,779	90,756,741
Investments in joint ventures	1,552,735	-	-	3,413,504	4,966,239
Investments in unguaranteed residual values	-	1,312,364	-	-	1,312,364

(a)
Three of the LLC’s vessels are chartered to Wilhelmsen, a Norway based company. The fourth vessel is chartered to Teekay, a Canada based company. When the LLC charters a vessel to a charterer, the charterer is free to trade the vessel worldwide.

(16)	Selected Quarterly Financial Data

The following table is a summary of selected financial data by quarter:

	(unaudited) Quarters Ended in 2008				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31, 2008
Revenue	$6,258,478	$3,697,958	$5,178,898	$5,023,538	$20,158,872
Net income (loss) allocable to additional members	$2,114,888	$(3,964,750)	$1,968,762	$918,440	$1,037,340
Weighted average number of additional shares
of limited liability company interests outstanding	97,955	97,955	97,955	97,955	97,955
Net income (loss) per weighted average additional
share of limited liability company interests	$21.59	$(40.48)	$20.10	$9.38	$10.59

	(unaudited) Quarters Ended in 2007				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31, 2007
Revenue	$4,992,494	$6,980,685	$5,561,696	$5,925,211	$23,460,086
Net income (loss) allocable to additional members	$699,919	$3,807,880	$1,549,754	$1,803,065	$7,860,618
Weighted average number of additional shares
of limited liability company interests outstanding	98,102	98,097	98,057	98,052	98,052
Net income per weighted average additional
share of limited liability company interests	$7.13	$38.82	$15.80	$18.39	$80.17

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(17)	Income Tax Reconciliation (unaudited)

No provision for income taxes has been recorded by the LLC since the liability for such taxes is the responsibility of each of the individual members rather than the LLC.  The LLC’s income tax returns are subject to examination by federal and State taxing authorities, and changes, if any could adjust the individual income taxes of the members.

At December 31, 2008 and 2007, the members’ capital accounts included in the consolidated financial statements totaled $31,783,252 and $39,909,465, respectively.  The members’ capital for federal income tax purposes at December 31, 2008 and 2007 totaled $73,590,494 and $72,708,647, respectively.  The difference arises primarily from sales and offering expenses reported as a reduction in the additional members’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes and differences in depreciation and amortization between financial reporting purposes and federal income tax purposes.

 The following table reconciles net income (loss) for financial statement reporting purposes to the net income for federal income tax purposes:

	Years Ended December 31,
	2008	2007	2006
Net income (loss) per consolidated financial statements	$1,047,818	$7,940,018	$(667,903)

Finance leases	7,004,410	6,733,396	12,039,904
Depreciation expense	(5,206,714)	7,063,467	1,018,532
Interest expense - consolidating joint venture	-	(2,235,890)	(1,734,784)
Maintenance expense - consolidating joint venture	-	(1,476,431)	(1,317,361)
Gain (loss) on sale of equipment	302,371	(1,917,987)	497,486
Rent - consolidating joint venture	-	(5,196,661)	(5,472,966)
Tax gain from joint venture	4,571,741	993,943	2,994,299
Change in valuation of interest swap contracts	-	-	20,455
Other	917,781	(866,739)	594,864

Net income for federal income tax purposes	$8,637,407	$11,037,116	$7,972,526

(18)	Subsequent Events

On January 21, 2009, we filed a lawsuit in the U.S. District Court for the Southern District of New York against Wildwood and its owners who guaranteed Wildwood’s obligations to us.  Our claims are for breaches of the leases and guarantees for Wildwood’s failure to pay rents. On March 5, 2009, an involuntary petition under Chapter 11 of the United States Bankruptcy Code was filed against Wildwood by three of Wildwood’s creditors in United States Bankruptcy Court. At this time it is not possible to determine the effect of the bankruptcy filing on our ability to collect the remaining rental payments due to us under the leases.

On March 1, 2009, Spansion filed for financial restructuring in the United States Bankruptcy Court. On March 12, 2009, Spansion rejected the two leases that were renewed on April 1, 2008 and the equipment will be returned. In addition, Spansion confirmed the lease that was extended on July 1, 2008.  Based on the Manager's assessment of the equipment and knowledge of the market for such equipment, the lease rejections are not expected to have a material adverse affect on the LLC.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Schedule II - Valuation and Qualifying Accounts

	Balance at	Additions Charged
	Beginning of	to Cost, Expenses,		Balance at
Description	Year	Revenues	Deductions	End of Year

Year Ended December 31, 2008
Allowance for Doubtful Accounts	-	$155,318	-	$155,318

Year Ended December 31, 2007
Allowance for Doubtful Accounts	-	-	-	-

Year Ended December 31, 2006
Allowance for Doubtful Accounts	-	-	-	-

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

While evaluating the Manager’s disclosure controls and procedures during 2006, Hays advised the Manager and the Manager recognized that greater internal controls were needed to aid in a more efficient closing of the Registrant’s financial statements, thereby requiring the Manager to hire additional skilled accounting staff.  In response, the Manager hired seven additional accounting staff members, two tax staff members, including a director of tax, and replaced the accounting management team over the past two years.  The most senior accountants are certified public accountants and/or have significant experience with public reporting entities and make up the accounting management team, including the Senior Vice President and Chief Financial Officer.  These accountants have more than 18, 17, 17, and 12 years, respectively, of experience with public reporting entities. The director of tax has more than 35 years of experience with public reporting entities.

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

On November 26, 2007, the Board of Directors engaged Ernst & Young LLP (“Ernst & Young”) as the Registrant’s independent registered public accounting firm for the fiscal year ended December 31, 2007. During the Registrant’s fiscal year ended December 31, 2006 and the subsequent interim period through November 26, 2007, neither the Registrant nor any one acting on its behalf consulted with Ernst & Young regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant’s consolidated financial statements and no written report or oral advice was provided by Ernst & Young to the Registrant that Ernst & Young concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) or (iii) a “reportable event” (as defined in Item 304(a)(1)(v) of Regulation S-K and related instructions).

Item 9A(T). Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2008, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Our Manager assessed the effectiveness of its internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control — Integrated Framework."

Based on its assessment, our Manager believes that, as of December 31, 2008, its internal control over financial reporting is effective.

This Annual Report does not include an attestation report of our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permits us to only provide management’s reports in this Annual Report.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers of the Registrant's Manager and Corporate Governance

Our Manager, ICON Capital Corp., a Delaware corporation (“ICON”), was formed in 1985.  Our Manager's principal offices are located at 100 Fifth Avenue, 4th Floor, New York, New York 10011, and the telephone number is (212) 418-4700.

In addition to the primary services related to our making of and disposing of investments, our Manager provides services relating to the day-to-day management of our equipment. These services include collecting payments due from lessees, borrowers and other counterparties; remarketing equipment that is off-lease; inspecting equipment; serving as a liaison with lessees, borrowers, and other counterparties; supervising equipment maintenance; and monitoring performance by lessees, borrowers and other counterparties of their obligations, including payment of contractual payments and all operating expenses.

Name	Age	Title
Thomas W. Martin	55	Chairman and Director
Michael A. Reisner	38	Co-Chief Executive Officer, Co-President and Director
Mark Gatto	36	Co-Chief Executive Officer, Co-President and Director
Joel S. Kress	36	Executive Vice President — Business and Legal Affairs
Anthony J. Branca	40	Senior Vice President and Chief Financial Officer
H. Daniel Kramer	57	Senior Vice President and Chief Marketing Officer
David J. Verlizzo	36	Senior Vice President — Business and Legal Affairs
Craig A. Jackson	50	Senior Vice President — Remarketing and Asset Management
Harry Giovani	34	Senior Vice President — Risk

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

Michael A. Reisner, Co-Chief Executive Officer, Co-President, and Director joined ICON in 2001. Mr. Reisner was previously Executive Vice President, Chief Financial Officer, and Director.  In addition, Mr. Reisner was formerly General Counsel and he also formerly held the position of Executive Vice President – Acquisitions.  Previously, from 1996 to 2001, Mr. Reisner was an attorney with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions.  Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Mark Gatto, Co-Chief Executive Officer, Co-President, and Director originally joined ICON in 1999 and was previously Executive Vice President, Chief Acquisitions Officer and Director.  Mr. Gatto was formerly Executive Vice President – Business Development from February 2006 to May 2007 and Associate General Counsel from November 1999 through October 2000.  Mr. Gatto is responsible for business and corporate development, including the acquisition of equipment subject to lease.  Before serving as Associate General Counsel, Mr. Gatto was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters. From November 2000 to June 2003, Mr. Gatto was Director of Player Licensing for the Topps Company and, in July 2003, he co-founded a specialty business consulting firm in New York City and served as its managing partner before re-joining ICON in April 2005.  Mr. Gatto received an M.B.A from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

Joel S. Kress, Executive Vice President – Business and Legal Affairs, started his tenure with ICON in August 2005 as Vice President and Associate General Counsel.  In February 2006, he was promoted to Senior Vice President and General Counsel, and in May 2007 he was promoted to his current position.  Previously, from 2001 to 2005, Mr. Kress was an attorney with Fried, Frank, Harris, Shriver & Jacobson LLP in New York and London, England, concentrating on mergers and acquisitions, corporate finance and financing transactions (including debt and equity issuances) and private equity investments.  Mr. Kress received a J.D. from Boston University School of Law and a B.A. from Connecticut College.

Anthony J. Branca, Chief Financial Officer, originally joined ICON in January 2007 and was previously Senior Vice President – Accounting and Finance. Mr. Branca was Director of Corporate Reporting & Analysis for The Nielsen Company (formerly VNU) from May 2005 until January 2007, and held various other management positions with The Nielsen Company from July 1997 through May 2005.  Previously, from 1994 through 1997, Mr. Branca was employed as a senior accountant at Fortune Brands and started his career as an auditor with KPMG Peat Marwick in 1991.  Mr. Branca received a B.B.A. from Pace University.

H. Daniel Kramer, Senior Vice President and Chief Marketing Officer, joined ICON in 2008.  Mr. Kramer has more than 30 years of equipment leasing and structured finance experience. Most recently, from 2006 to 2008, Mr. Kramer was part of CIT Commercial Finance, Equipment Finance Division offering equipment leasing and financing solutions to complement public and private companies’ capital structure.  Prior to that role, from 2003 to 2006, Mr. Kramer was Senior Vice President, National Sales Manager with GMAC Commercial Equipment Finance leading a direct sales origination team, from 2001 to 2003, Senior Vice President and National Sales Manager for ORIX Commercial Structured Equipment Finance division, and President of Kramer, Clark & Company for 12 years providing financial consulting services to private and public companies, including structuring and syndicating private placements, equipment leasing and recapitalizations.

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

Craig A. Jackson has been Senior Vice President – Remarketing and Asset Management since March 2008. Mr. Jackson was previously Vice President – Remarketing and Portfolio Management from February 2006 through March 2008. Previously, from October 2001 to 2006, Mr. Jackson was President and founder of Remarketing Services, Inc., a transportation equipment remarketing company. Prior to 2001, Mr. Jackson served as Vice President of Remarketing and Vice President of Operations for Chancellor Fleet Corporation (an equipment leasing company).  Mr. Jackson received a B.A. from Wilkes University.

Harry Giovani, Senior Vice President – Risk, joined ICON in April 2008. Most recently, from 2007 to 2008, he was Vice President for FirstLight Financial Corporation, responsible for underwriting and syndicating middle market leveraged loan transactions. Previously, from 2004 to 2007, he spent three years at GE Commercial Finance, initially as an Assistant Vice President in the Intermediary Group, where he was responsible for executing middle market transactions in a number of industries including manufacturing, steel, paper, pharmaceutical, technology, chemicals and automotive, and later as a Vice President in the Industrial Project Finance Group where he originated highly structured project finance transactions. He started his career at Citigroup’s Citicorp Securities and CitiCapital divisions, where he spent six years in a variety of roles of increasing responsibility including underwriting, origination and strategic marketing/business development. Mr. Giovani graduated from Cornell University in 1996 with a B.S. in Finance.

Code of Ethics

Our Manager, on our behalf, has adopted a code of ethics for its Co-Chief Executive Officers and Chief Financial Officer.  The Code of Ethics is available free of charge by requesting it in writing from our Manager.  Our Manager's address is 100 Fifth Avenue, 4th Floor, New York, New York 10011.

Item 11. Executive Compensation

We have no directors or officers. Our Manager and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2008, 2007 and 2006.

Entity	Capacity	Description	2008	2007	2006
ICON Capital Corp.	Manager	Acquisition fees (1)	$-	$-	$60,000
ICON Capital Corp.	Manager	Management fees (2)	526,469	1,780,581	2,114,283
ICON Capital Corp.	Manager	Administrative expense reimbursements (2)	149,844	677,965	596,881
			$676,313	$2,458,546	$2,771,164

(1) Amount capitalized and amortized to operations.
(2) Amount charged directly to operations.

Our Manager also has a 1% interest in our profits, losses, cash distributions and liquidation proceeds. We paid distributions to our Manager of $77,556, $89,144 and $89,204, respectively, for the years ended December 31, 2008, 2007 and 2006.  Additionally, our Manager’s interest in our net income was $10,478 and $79,400 for the years ended December 31, 2008 and 2007. Our Manager’s interest in our net loss was $6,679 for the year ended December 31, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and the Manager and Related Security Holder Matters

(a)	We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)	As of February 28, 2009, Directors and Officers of our Manager do not own any of our equity securities.

(c)	Neither we nor our Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See Item 11 for a discussion of our related party transactions.  See Notes 5, 9 and 13 to our consolidated financial statements for a discussion of our investments in joint ventures and transactions with related parties.

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2008 and 2007, our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work.

Hays & Company LLP (“Hays”) was our independent registered public accounting firm in 2006 and 2007.  On November 26, 2007, the Board of Directors of our Manager terminated the services of Hays as our independent registered public accounting firm.  As a result of Hays’ termination, Hays did not complete the audit of our financial statements for the year ended December 31, 2007.   On November 26, 2007, the Board of Directors engaged Ernst & Young LLP as the Registrant’s independent registered public accounting firm for the fiscal year ending December 31, 2007.  The following table presents the fees for both audit and non – audit services rendered for the years ended December 31, 2008 and 2007:

Principal Audit Firm - Ernst & Young LLP
	2008	2007
Audit fees	$298,565	$309,000
Tax fees	55,750	73,750

	$354,315	$382,750

Predecessor Audit Firm - Hays & Company LLP
	2008	2007
Audit fees	$4,000	$62,699
Tax fees	-	-

	$4,000	$62,699

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

See index to financial statements included as Item 8 to this Annual Report on Form 10-K hereof.

2. Financial Statement Schedules

Financial Statement Schedule II – Valuation and Qualifying Accounts is filed with this Annual Report on Form 10-K.  Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

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

(b)	1. Consolidated Financial Statements of ICON Aircraft 126 LLC

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ICON Aircraft 126 LLC

We have audited the accompanying balance sheets of ICON Aircraft 126 LLC (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, changes in members’ equity, and cash flows for the each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON Aircraft 126 LLC at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP

March 24, 2009
New York, New York

The Members
ICON Aircraft 126, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the consolidated statements of operations, changes in members’ equity and cash flows of ICON Aircraft 126 LLC (a Delaware limited liability company) and subsidiary, for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of ICON Aircraft 126 LLC and subsidiary for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hays & Company LLP

August 20, 2007
New York, New York

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets
	December 31,
	2008	2007
Leased equipment at cost, net (less accumulated depreciation of
$28,543,495 and $24,556,920, respectively)	$45,080,089	$52,966,664
Other non-current assets, net	304,823	354,159

Total Assets	$45,384,912	$53,320,823

Liabilities and Members' Equity

Current liabilities
Current portion of non-recourse long-term debt	$4,044,096	$3,810,027
Deferred rental income	471,428	300,000
Accrued interest	228,697	233,783

Total current liabilities	4,744,221	4,343,810

Non-current liabilities
Non-recourse long-term debt, net of current portion	38,105,910	42,150,006

Total Liabilities	42,850,131	46,493,816

Commitments and contingencies

Members' Equity	2,534,781	6,827,007

Total Liabilities and Members' Equity	$45,384,912	$53,320,823

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations

	Years Ended December 31,
	2008	2007	2006
Revenue:
Rental income	$6,368,571	$6,368,571	$6,753,785
Interest and other income	2,328	5,615	62,883

Total revenue	6,370,899	6,374,186	6,816,668

Expenses:
General and administrative	45,000	22,829	50,002
Interest	2,772,778	2,924,382	3,089,780
Depreciation and amortization	3,990,347	4,003,772	4,148,392
Impairment loss	3,900,000	-	-
Aircraft maintenance	-	-	1,152,698

Total expenses	10,708,125	6,950,983	8,440,872

Net loss	$(4,337,226)	$(576,797)	$(1,624,204)

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Members' Equity

Members'
Equity
Balance, January 1, 2006	$8,823,158

Net loss	(1,624,204)
Investment from members	182,021

Balance, December 31, 2006	7,380,975

Net loss	(576,797)
Investment from members	22,829

Balance, December 31, 2007	6,827,007

Net loss	(4,337,226)
Investment from members	45,000

Balance, December 31, 2008	$2,534,781

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(4,337,226)	$(576,797)	$(1,624,204)
Adjustments to reconcile net loss to net cash
used in operating activities:
Rental income paid directly to lenders by lessees	(6,540,000)	(6,540,000)	(6,753,785)
Interest and other income on maintenance reserve	(2,328)	(5,615)	(55,784)
Depreciation and amortization	3,990,347	4,003,772	4,148,392
Impairment Loss	3,900,000	-	-
Interest expense from amortization of debt financing costs	47,892	(6,737)	16,031
Interest expense on non-recourse financing paid
directly to lenders by lessees	2,729,973	2,948,336	3,060,190
Change in operating assets and liabilities:
Other non-current assets	-	-	868,978
Deferred rental income	171,429	171,429	128,571
Accrued interest	(5,087)	(17,217)	29,590

Net cash used in operating activities	(45,000)	(22,829)	(182,021)

Cash flows from financing activities:
Contributions received	45,000	22,829	182,021

Net increase in cash	-	-	-

Cash, beginning of the year	-	-	-

Cash, end of the year	$-	$-	$-

	Years Ended December 31,
	2008	2007	2006
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long-term debt
directly to lenders by lessee	$6,540,000	$6,540,000	$6,753,785
Other assets used to pay down non-recourse debt	$-	$-	$582,509

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(1)	Organization

ICON Aircraft 126 LLC (the “LLC”) was formed on February 15, 2002 as a Delaware limited liability company. The LLC is a joint venture between two affiliated entities, ICON Income Fund Eight B L.P. (“Fund Eight B”) and ICON Income Fund Nine, LLC (“Fund Nine”) (collectively, the “LLC’s Members”). Fund Eight B and Fund Nine each have a 50% ownership interest in the LLC’s profits, losses and cash distributions.

On March 4, 2002, the LLC acquired all of the outstanding shares of Delta Aircraft Leasing Limited (“D.A.L.”), a Cayman Islands registered company, for approximately $75,288,000, which was largely comprised of approximately $4,250,000 of cash and the assumption of approximately $70,280,000 of non-recourse debt. D.A.L. owns, through an owner trust, an Airbus A340-313X aircraft that is on lease to Cathay Pacific Airways Limited (“Cathay”). The lender has a security interest in the aircraft and an assignment of the rental payments under the lease. The lease was initially scheduled to expire in March 2006, but was extended to July 1, 2011.

The Manager of the LLC’s Members is ICON Capital Corp. (the “Manager”), a Delaware corporation. The Manager manages and controls the business affairs of the LLC, including, but not limited to, the equipment leases and other financing transactions that the LLC entered into pursuant to the terms of the respective limited partnership and limited liability company agreements with the LLC’s Members.

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

Debt Financing Costs

Expenses associated with the issuance of debt are capitalized and amortized over the term of the debt instrument using the effective interest rate method.  These costs are included in other non-current assets.

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation. Leased equipment is depreciated on a straight-line basis over the lease term, which ranges from 4 to 5 years to the asset’s residual value.

The Manager has an investment committee that approved each new equipment lease and other financing transaction. As part of its process, it determined the residual value, if any, to be used once the investment was approved.  The factors considered in determining the residual value included, but were not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment was integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operated. Residual values are reviewed for impairment in accordance with each LLC’s Member’s impairment review policy.

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(2)	Summary of Significant Accounting Policies - continued

The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly.  The residual value is calculated using information from various external sources, such as trade publications, auction data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.

Asset Impairments

The asset in the LLC’s portfolio is periodically reviewed, no less frequently than annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, the LLC will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statement of operations in the period the determination is made.

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

Revenue Recognition

Each equipment lease the LLC enters into is classified as either a finance lease or an operating lease, which is based upon the terms of each lease.  For a finance lease, initial direct costs are capitalized and amortized over the term of the related lease.  For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated. The LLC has not entered into any finance leases.

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(2)	Summary of Significant Accounting Policies - continued

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected.  Accounts receivable is stated at its estimated net realizable value.  Deferred income is the difference between the timing of the receivables billed and the income recognized on a straight-line basis.

Initial Direct Costs

The LLC capitalized initial direct costs associated with the origination and funding of lease assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”. The costs are amortized on a lease by lease basis based on the actual lease term using a straight-line method for operating leases and the effective interest rate method for finance leases. Costs related to leases that are not consummated are expensed as an acquisition expense.

Income Taxes

The LLC is taxed as a partnership for federal and State income tax purposes.  No provision for income taxes has been recorded since the liability for such taxes is that of each of the members of the LLC’s Members rather than the LLC. The LLC's income tax returns are subject to examination by the federal and State taxing authorities, and changes, if any, could adjust the individual income tax of the members of the LLC’s Members.

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

(3)	Leased Equipment at Cost

The LLC’s sole investment at December 31, 2008 and 2007 is an Airbus A340-313X aircraft (“Aircraft 126”) on lease to Cathay. The lease was initially scheduled to expire in March 2006, but was extended to July 1, 2011.

The LLC had a commitment with respect to the Aircraft 126 to pay certain maintenance costs that were incurred on or prior to March 27, 2006. The LLC had established a maintenance reserve cash account under the original lease to pay for its portion of these costs. This account was funded by free cash from the lease payments in accordance with the terms of the original lease. During 2006, the LLC received $182,021 of capital contributions from the LLC’s Members, of which $50,000 was for amounts relating to the maintenance reserve cash account and $132,021 was related to costs paid by its members relating to the refinancing of the non-recourse debt. During September 2006, approximately $1,153,000 was paid for the maintenance costs. The maintenance account for Aircraft 126 was cross-collateralized with the maintenance account for ICON Aircraft 123 LLC (“ICON 123”). Under the terms of this agreement, the LLC was required to pay on behalf of ICON 123, any maintenance cost shortfalls incurred by the affiliate. On January 30, 2007, the LLC paid approximately $143,000 in maintenance costs from its maintenance account on behalf of ICON 123.  The maintenance account and related security interests were then terminated. ICON 123 will reimburse the LLC when the Airbus A340-313X aircraft (“Aircraft 123”), also on lease to Cathay and owned by ICON 123, is sold. The excess cash remaining in the LLC’s account of approximately $97,000 includes interest accreted in the amount of approximately $38,000 through December 31, 2008.

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(3)	Leased Equipment at Cost - continued

In connection with the purchase of the aircraft, the owner trustee entered into two first priority charge on cash deposit agreements pursuant to which, as discussed above, the maintenance reserve cash account for the aircraft was cross-collateralized with the maintenance reserve cash account for Aircraft 123. In addition, ICON 123 and the LLC are parties to a residual sharing agreement with respect to the aircraft.

In light of recent, unprecedented high fuel prices during 2008 and the related impact on the airline industry, the Manager reviewed the LLC’s Members investments in Aircraft 126 as of June 30, 2008. In accordance with the provisions of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and based upon recent changes in the airline industry, the Manager determined that Aircraft 126 was impaired.

Based on the Manager’s review, the residual value of Aircraft 126 exceeded the expected undiscounted future cash flows of Aircraft 126 and, as a result, the LLC recorded an impairment charge representing the difference between the residual value and the expected discounted future cash flows of Aircraft 126.  The expected discounted future cash flows of Aircraft 126 was determined using a market approach, a recent appraisal for Aircraft 126 and recent sales of similar aircraft, as well as other factors, including those discussed below.  As a result, as of June 30, 2008, the LLC recorded an impairment loss on Aircraft 126 of approximately $3,900,000.

The following factors, among others, indicated that the full residual value of Aircraft 126 might not be recoverable: (i) indications that lenders were willing to finance less of the acquisition cost of four-engine aircraft, which increased with each dollar rise of the price of fuel, thereby undermining the residual value expectations of such aircraft; (ii) the rising cost of fuel was increasing the operating costs of four-engine aircraft and similar capacity twin-engine aircraft, thereby making such aircraft less attractive investments at the time and thereby depressing the market for Aircraft 126; and (iii) the likelihood of aircraft operators switching to more efficient aircraft, thereby depressing the market for Aircraft 126.

Depreciation expense was $3,986,575, $4,000,000, and $4,115,432 for the years ended December 31, 2008, 2007, and 2006, respectively.

Aggregate annual minimum future rentals receivable from the LLC’s non-cancelable lease consisted of the following at December 31, 2008:

Years Ending
December 31,
2009	$6,540,000
2010	$5,940,000
2011	$2,970,000

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(4)	Non-Recourse Long-Term Debt

Effective March 27, 2006, in connection with the lease extension, approximately $52,850,000 of non-recourse debt associated with Aircraft 126 was refinanced after applying $583,000 from a reserve account established in connection with the original lease with Cathay. The refinanced non-recourse debt matures on July 1, 2011 and requires a balloon payment of approximately $33,000,000 at maturity. The interest rate of the refinanced debt was fixed at 6.104% under the terms of the debt agreement, effective October 3, 2006.

The aggregate maturities of non-recourse long-term debt, including the effects of refinancing discussed above, consisted of the following at December 31, 2008:

Years Ending
December 31,
2009	4,044,096
2010	3,684,449
2011	34,421,461
$42,150,006

(5)	Residual Sharing Agreement

The LLC is a party to a residual sharing agreement (the “Airtrade Residual Sharing Agreement”) with ICON 123 and Airtrade Capital Corp. (“Airtrade”), a third-party. Pursuant to the terms of the Airtrade Residual Sharing Agreement, all proceeds received in connection with the sale or lease extension of the aircraft owned by the LLC and ICON 123 in excess of $8,500,000 (in the aggregate) of the debt associated with each aircraft (net of expenses) will be allocated 55% to the LLC or ICON 123, as applicable, and 45% will be allocated to Airtrade.

(6)	Fair Value of Financial Instruments

Fair value information with respect to the LLC's leased assets and liabilities is not separately provided since (i) SFAS No. 107, “Disclosures About Fair Values of Financial Instruments,” does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of recourse debt, if any, approximates fair value due to their short-term maturities and variable interest rates. The fair value of the LLC's non-recourse debt of approximately $44,375,000 at December 31, 2008, is estimated using a discounted cash flow analysis, based on the current incremental borrowing rate of the most recent borrowings by the LLC and the other programs sponsored by the Manager.

(7)	Transactions with Related Parties

The LLC does not maintain a separate bank account and, therefore, in the normal course of operations, the LLC’s Members will pay certain operating and general and administrative expenses on behalf of the LLC in proportion with their membership interests.

The financial condition and results of operations of the LLC, as reported, are not necessarily indicative of the results that would have been reported had the LLC operated completely independently.

(8)	Concentrations of Risk

For the years ended December 31, 2008, 2007, and 2006, the LLC had one lessee that accounted for 100% of total rental income and one lender that accounted for 98% of total liabilities.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

File No. 000-50217
ICON Capital Corp.
Manager of the Registrant

Date: March 27, 2009

/s/Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, and Co-President
(Co-Principal Executive Officer)

/s/Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
Manager of the Registrant

Date: March 27, 2009

/s/Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director
(Co-Principal Executive Officer)

/s/Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director
(Co-Principal Executive Officer)

/s/Anthony Branca
Anthony Branca
Chief Financial Officer
(Principal Accounting and Financial Officer)

/s/Thomas W. Martin
Thomas W. Martin
Chairman and Director

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrant which have not registered securities pursuant to Section 12 of the Act.  No Annual Report or proxy material has been sent to security holders.

92