Form 10-Q
period 2009-03-31
ICON INCOME FUND NINE LLC
filed 2009-05-13
CIK 1157522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2009

or
[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-50217

ICON Income Fund Nine, LLC
(Exact name of registrant as specified in its charter)

Delaware	13-4183234
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

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
[X] Yes     [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ ] Yes     [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,’’ “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]     Accelerated filer [  ]     Non-accelerated filer [X]     Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes   [X] No

Number of outstanding shares of limited liability company interests of the registrant on April 30, 2009 is 97,955.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets
	March 31,
	2009	December 31,
	(unaudited)	2008
Current assets
Cash and cash equivalents	$1,034,660	$779,544
Current portion of net investment in finance leases	5,108,049	4,931,094
Other current assets	360,200	310,792
Assets held for sale	303,994	-

Total current assets	6,806,903	6,021,430

Non-current assets
Net investment in finance leases, less current portion	21,939,003	23,254,147
Leased equipment at cost (less accumulated depreciation of
$12,686,027 and $12,060,032, respectively)	78,471,203	80,239,768
Investments in joint ventures	2,268,615	2,386,093
Investment in unguaranteed residual values	819,132	830,764
Other non-current assets, net	1,500,085	1,498,942

Total non-current assets	104,998,038	108,209,714

Total Assets	$111,804,941	$114,231,144

Liabilities and Members' Equity

Current liabilities
Current portion of non-recourse long-term debt	$15,136,625	$15,011,601
Interest rate swap contracts	3,191,492	3,513,483
Deferred revenue	471,870	988,634
Accrued expenses and other current liabilities	416,459	497,076

Total current liabilities	19,216,446	20,010,794

Non-current liabilities
Non-recourse long-term debt, net of current portion	59,076,998	62,437,098

Total Liabilities	78,293,444	82,447,892

Commitments and contingencies (Note 11)

Members' Equity
Additional Members	37,103,228	35,721,203
Manager	(494,826)	(508,786)
Accumulated other comprehensive loss	(3,096,905)	(3,429,165)

Total Members' Equity	33,511,497	31,783,252

Total Liabilities and Members' Equity	$111,804,941	$114,231,144

See accompanying notes to the consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue:
Rental income	$3,572,329	$4,322,521
Finance income	1,251,311	1,498,375
Income from investments in joint ventures	23,779	14,030
Net gain on sales of equipment	40,180	360,010
Interest and other income	1,995	63,542

Total revenue	4,889,594	6,258,478

Expenses:
Management fees - Manager	-	441,933
Administrative expense reimbursements - Manager	-	149,844
General and administrative	278,745	473,582
Interest	1,386,205	1,659,758
Depreciation and amortization	1,373,523	1,397,110

Total expenses	3,038,473	4,122,227

Net income	$1,851,121	$2,136,251

Net income allocable to:
Additional Members	$1,832,610	$2,114,888
Manager	18,511	21,363

	$1,851,121	$2,136,251

Weighted average number of additional shares
of limited liability company interests outstanding	97,955	97,955

Net income per weighted average additional
share of limited liability company interests	$18.71	$21.59

See accompanying notes to the consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Changes in Members' Equity

				Accumulated
	Additional Member	Additional		Other Comprehensive	Total Members'
	Shares	Members	Manager	Loss	Equity
Balance, December 31, 2008	97,955	$35,721,203	$(508,786)	$(3,429,165)	$31,783,252

Net income	-	1,832,610	18,511	-	1,851,121
Change in valuation of interest rate
swap contracts	-	-	-	332,260	332,260
Comprehensive loss					2,183,381
Cash distributions to members	-	(450,585)	(4,551)	-	(455,136)

Balance, March 31, 2009 (unaudited)	97,955	$37,103,228	$(494,826)	$(3,096,905)	$33,511,497

See accompanying notes to the consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net income	$1,851,121	$2,136,251
Adjustments to reconcile net income to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(2,638,000)	(2,609,810)
Finance income	(1,251,311)	(1,498,375)
Income from investments in joint ventures	(23,779)	(14,030)
Net gain on sale of equipment	(40,180)	(360,010)
Depreciation and amortization	1,373,523	1,397,110
Interest expense from amortization of debt financing costs	53,516	77,627
Interest expense on non-recourse financing paid directly
to lenders by lessees	1,245,274	921,342
Change in fair value of interest rate swap contracts	(5,336)	-
Changes in operating assets and liabilities:
Collection of finance leases	560,385	834,330
Other assets, net	(115,549)	(133,208)
Deferred revenue	(516,764)	(605,657)
Accrued expenses and other current liabilities	(78,246)	(66,082)
Distributions from joint ventures	42,779	54,653

Net cash provided by operating activities	457,433	134,141

Cash flows from investing activities:
Proceeds from sales of equipment	154,341	458,363
Investment in joint ventures	-	(7,500)
Distributions from joint ventures in excess of profits	98,478	124,304

Net cash provided by investing activities	252,819	575,167

Cash flows from financing activities:
Cash distributions to members	(455,136)	(2,226,243)

Net cash used in financing activities	(455,136)	(2,226,243)

Net increase (decrease) in cash and cash equivalents	255,116	(1,516,935)

Cash and cash equivalents, beginning of the period	779,544	5,571,481

Cash and cash equivalents, end of the period	$1,034,660	$4,054,546

See accompanying notes to the consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

Three Months Ended March 31,
2009	2008
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long-term debt
directly to lenders by lessees	$4,461,850	$6,441,186

See accompanying notes to the consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

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

Effective April 30, 2008, the LLC completed its operating period. On May 1, 2008, the LLC entered its liquidation period during which the LLC will sell its assets in the normal course of business.

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

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the LLC have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  In the opinion of the Manager, all adjustments considered necessary for a fair presentation have been included. These consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2008. The results for the interim period are not necessarily indicative of the results for the full year.

The consolidated financial statements include the accounts of the LLC and its majority-owned subsidiaries and other controlled entities. All intercompany accounts and transactions have been eliminated in consolidation.

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

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

In joint ventures where the LLC has majority ownership, the financial condition and results of operations of the joint venture are consolidated.  Noncontrolling interest represents the minority owner’s proportionate share of its equity in the joint venture. The noncontrolling interest is adjusted for its share of the earnings, losses, investments and distributions of the joint venture.

Effective January 1, 2009, the LLC adopted and, for presentation and disclosure purposes, retrospectively applied Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”).  As a result, noncontrolling interests are reported as a separate component of consolidated equity and income (loss) attributable to the noncontrolling interest is included in consolidated net income (loss). The adoption of this standard had no impact on the LLC’s consolidated financial statements for the three months ended March 31, 2009.

Asset Impairments

The significant assets in the LLC’s portfolio are periodically reviewed, no less frequently than annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair value. If there is an indication of impairment, the Manager will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statement of operations in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender.  Generally in the latter situation, the residual position relates to equipment subject to third-party non-recourse debt where the lessee remits its rental payments directly to the lender and the LLC does not recover its residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. The Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Accounting for Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure and is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for fiscal years beginning after November 15, 2008. The measurement and disclosure requirements related to financial assets and financial liabilities were adopted by the LLC on January 1, 2008. The LLC adopted FSP 157-2 on January 1, 2009. The adoption of SFAS No. 157 and FSP 157-2 for financial and non-financial assets and financial and non-financial liabilities did not have a significant impact on the LLC’s consolidated financial statements.

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. Additionally, FSP 157-4 provides guidance on identifying circumstances that indicate a transaction is not orderly.   The FASB expanded the scope of FSP 157-4 to all assets and liabilities measured at fair value.  FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The Manager is currently evaluating the impact of FSP 157-4 on the LLC’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for interim and annual reporting ending after June 15, 2009.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(3)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	March 31,
	2009	December 31,
	(unaudited)	2008

Minimum rents receivable	$39,115,367	$41,504,866
Estimated residual values	37,201	37,201
Initial direct costs, net	-	-
Unearned income	(12,105,516)	(13,356,826)

Net investment in finance leases	27,047,052	28,185,241

Less: Current portion of net
investment in finance leases	5,108,049	4,931,094

Net investment in finance leases,
less current portion	$21,939,003	$23,254,147

During August and September of 2003, the LLC acquired various manufacturing equipment on lease to Wildwood Industries, Inc. (“Wildwood”) for approximately $986,000 and $1,200,000, respectively.  At lease expiration, each lease was typically extended for an additional twelve month period, most recently on September 1, 2008 and October 1, 2008, respectively.  At December 31, 2008, the Manager determined that the carrying values of the assets were fully impaired based upon the estimate that lease proceeds would be insufficient to cover the residual position and recorded an aggregate impairment loss of approximately $205,000 and bad debt expense for uncollectable receivables of approximately $136,000.

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	March 31,
	2009	December 31,
	(unaudited)	2008
Aircraft	$48,453,180	$48,453,180
Marine vessel	40,285,787	40,285,787
Manufacturing, telecommunications
and computer equipment	2,418,263	3,560,833

	91,157,230	92,299,800
Less: Accumulated depreciation	(12,686,027)	(12,060,032)

	$78,471,203	$80,239,768

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(4)	Leased Equipment at Cost - continued

Depreciation expense was $1,362,044 and $1,382,810 for the three months ended March 31, 2009 and 2008, respectively.

Railcars

On January 28, 2008, ICON Railcar I, LLC (“ICON Rail”), the LLC’s wholly-owned subsidiary, sold its entire interest in 110 railcars (the “Railcars”) to an unrelated third party that was leasing and operating the railcars.  The LLC recognized a gain on the sale of approximately $313,000.

Manufacturing, Telecommunications and Computer Equipment

In January 2009, medical equipment on lease with Hudson Crossing Surgical Center was sold for $152,000. The LLC recognized a gain on sale of approximately $49,000.

On April 30, 2003, the LLC acquired a Double Kraft Paper Forming Tubing Unit on lease to Wildwood through February 2007 for approximately $1,350,000. Effective March 1, 2007, pursuant to the terms of the lease, the lease was extended for an additional twelve months. Effective March 1, 2008, this lease was again extended for an additional twelve months and was reclassified as an operating lease. Subject to the terms of the lease renewal, there is a residual interest sharing agreement with a third party broker that was payable when a minimum return on investment was attained, whereby all sales proceeds received above $150,000 will be shared equally with the third- party.  For the three months ended March 31, 2009 and 2008, approximately $0 and $49,000, respectively, was distributed to the third party in accordance with the terms of the residual interest sharing agreement. At December 31, 2008, the Manager determined that the carrying value of the asset was fully impaired based upon the estimate that lease proceeds would be insufficient to cover the residual position and recorded an impairment loss of approximately $77,000 and bad debt expense for uncollectable receivables of approximately $65,000.

On June 20, 2003, the LLC acquired microprocessor manufacturing devices currently on lease to Spansion, LLC (“Spansion”). Effective July 1, 2008, this lease was extended for an additional twelve months. On August 1, 2003, the LLC acquired semi-conductor memory testing equipment subject to two leases with Spansion. The two leases with Spansion expired on March 31, 2008. Each lease was renewed for a fifteen month period commencing on April 1, 2008. For all three Spansion leases, there is a residual interest sharing agreement with a third-party broker that is payable when a minimum return on investment was attained. Subject to the original terms, all sales proceeds received above approximately $633,000 will be shared 35% with the third party.  For the three months ended March 31, 2009 and 2008, approximately $96,000 and $239,000, respectively, was distributed to the third party in accordance with the terms of the residual interest sharing agreement.

On March 1, 2009, Spansion filed a petition for reorganization under Chapter 11 in United States Bankruptcy Court.  On March 12, 2009, Spansion rejected the two leases that were renewed on April 1, 2008 and the equipment will be returned. In addition, Spansion confirmed the lease that was extended on July 1, 2008. The assets to be returned are classified on the consolidated balance sheets as assets held for sale and were recorded at the lower of their carrying value or fair market value less estimated costs to sell.  Based on the Manager’s assessment of the equipment and knowledge of the market for such equipment, the lease rejections are not expected to have a material adverse effect on the LLC.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(4)	Leased Equipment at Cost - continued

Aggregate annual minimum future rentals receivable from each of the LLC’s non-cancelable leases consisted of the following at March 31, 2009:

For the period April 1 to December 31, 2009	$10,005,073
For the year ending December 31, 2010	$12,493,547
For the year ending December 31, 2011	$7,891,000

(5)	Investment in Unguaranteed Residual Values

On December 31, 2003, the LLC entered into an agreement with Summit Asset Management to acquire a 90% interest in the unguaranteed residual values of manufacturing and technology equipment valued at approximately $37,713,000 and on lease to various lessees located in the United Kingdom for approximately $4,454,000 in cash.  The LLC’s investment return is contingent upon the residual value of the equipment after repayment of the debt. For the three months ended March 31, 2009, the LLC received approximately $3,000 in proceeds from the sale of unguaranteed residual values and recognized a loss of approximately $9,000.

(6)	Non-Recourse Long-Term Debt

The aggregate maturities of non-recourse long-term debt were as follows at March 31, 2009:

For the period April 1 to December 31, 2009	$11,776,528
For the year ending December 31, 2010	15,262,907
For the year ending December 31, 2011	36,374,188
For the year ending December 31, 2012	5,400,000
Thereafter	5,400,000
$74,213,623

As of March 31, 2009 and December 31, 2008, the LLC had net debt financing costs of $436,319 and $489,835, respectively.  For the three months ended March 31, 2009 and 2008, the LLC recognized amortization expense of $53,516 and $77,627, respectively.

(7)	Revolving Line of Credit, Recourse

The LLC and certain of its affiliates (entities sponsored and organized by the Manager), ICON Income Fund Eight B L.P. (“Fund Eight B”), ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and ICON Leasing Fund Twelve, LLC (collectively, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”). The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At March 31, 2009, no amounts were accrued related to the LLC’s joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(7)	Revolving Line of Credit, Recourse - continued

The Facility expires on April 30, 2010 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year. The interest rate at March 31, 2009 was 3.25%. In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.25% on unused commitments under the Facility.

Aggregate borrowings by all Borrowers under the Facility amounted to $6,785,000 at March 31, 2009. The LLC had no borrowings outstanding under the Facility as of such date. The balances of $1,185,000 and $5,600,000 were borrowed by Fund Eight B and Fund Eleven, respectively. Subsequent to March 31, 2009, Fund Eight B repaid $100,000, which reduced Fund Eight B's outstanding loan balance to $1,085,000.

Pursuant to the Loan Agreement, the Borrowers are required to comply with certain covenants.  At March 31, 2009, the Borrowers were in compliance with all covenants.

(8)	Transactions with Related Parties

In accordance with the terms of the LLC Agreement, the LLC paid the Manager (i) management fees ranging from 1% to 7% based on a percentage of the rentals recognized either directly by the LLC or through its joint ventures, and (ii) acquisition fees, through the end of the operating period, of 3% of the financing amount of the LLC’s investments.  In addition, the Manager was reimbursed for certain administrative expenses incurred in connection with the LLC’s operations.

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

Effective April 1, 2008 and May 1, 2008, the Manager waived its rights to all future administrative expense reimbursements and management fees, respectively.  For the three months ended March 31, 2009, the Manager waived $102,196 of administrative expense reimbursements and $294,117 of management fees.

The Manager also has a 1% interest in the LLC’s profits, losses, cash distributions and liquidation proceeds. The LLC paid distributions to the Manager of $4,551 for the three months ended March 31, 2009. The Manager’s interest in the LLC’s net income for the three months ended March 31, 2009 and 2008 was $18,511 and $21,363, respectively.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(8)	Transactions with Related Parties - continued

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the three months ended March 31, 2009 and 2008 were as follows (unaudited):

			Three Months Ended
			March 31,
Entity	Capacity	Description	2009	2008
ICON Capital Corp.	Manager	Management fees (1)	$-	$441,933
ICON Capital Corp.	Manager	Administrative expense reimbursements (1)	-	149,844
			$-	$591,777

(1) Amount charged directly to operations.

(9)	Derivative Financial Instruments

The LLC may enter into derivative transactions for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates of its non-recourse long-term debt. The LLC enters into these instruments only for hedging underlying exposures. The LLC does not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges. Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though the LLC believes that these are effective economic hedges.

The LLC accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), which established accounting and reporting standards for derivative financial instruments and SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”), which the LLC adopted on January 1, 2009.  SFAS No. 133 requires the LLC to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. The LLC recognizes the fair value of all derivatives as either assets or liabilities in the consolidated balance sheets and changes in the fair value of such instruments are recognized immediately in earnings unless certain accounting criteria established by SFAS No. 133 are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC recognizes the changes in fair value of such instruments in accumulated other comprehensive income (loss) (“AOCI”), a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Interest Rate Risk

The LLC’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements of its variable non-recourse debt. The LLC’s hedging strategy to accomplish this objective is to match the projected future business cash flows with the underlying debt service. Interest rate swaps designated as cash flow hedges involve the receipt of floating-rate interest payments from a counterparty in exchange for the LLC making fixed interest rate payments over the life of the agreements without exchange of the underlying notional amount.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(9)	Derivative Financial Instruments - continued

As of March 31, 2009, the LLC had four floating-to-fixed interest rate swaps relating to the Wilhelmsen Lines Shipowning AS vessels and the Samar Spirit designated as cash flow hedges with aggregate notional amounts of approximately $40,667,000.  These interest rate swaps have maturity dates from July 25, 2011 to September 23, 2013.

For these derivatives, the LLC reports the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same income statement line item as the impact of the hedged transaction. During the three months ended March 31, 2009, the LLC recorded no hedge ineffectiveness in earnings.  At March 31, 2009, total unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was approximately $3,097,000.

During the twelve months ended March 31, 2010, the LLC estimates that an additional $1,571,684 will be transferred from AOCI to interest expense.

The table below presents the fair value of the LLC’s derivative financial instruments and classification within the LLC’s consolidated balance sheet as of March 31, 2009:

	Liability Derivative
Derivatives designated as hedging instruments under SFAS 133:	Balance Sheet Location	Fair Value
Interest Rate Swaps	Interest rate swap contracts	$3,191,492

The table below presents the effect of the LLC’s derivative financial instruments in SFAS No. 133 Cash Flow Hedging Relationships on the consolidated statement of operations for the three months ended March 31, 2009:

Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Swaps	$126,918	Interest Expense	$(459,178)	Gain (Loss) on Financial Instruments	$-

Total	$126,918		$(459,178)		$-

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(9)	Derivative Financial Instruments - continued

Derivative Risks

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

As of March 31, 2009, the fair value of derivatives in a liability position related to these agreements was $3,312,127. In the event that the LLC breached any of these provisions it would be required to settle its obligations under the agreements at their termination value of $3,312,127.

(10)	Fair Value of Financial Instruments

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Manager's assessment, on the LLC's behalf, of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

		Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Liabilities:

	Derivative Liabilities	$-	$3,191,492	$-	$3,191,492

	(1) Quoted prices in active markets for identical assets or liabilities
	(2) Observable inputs other than quoted prices in active markets for identical assets and liabilities
	(3) No observable pricing inputs in the market

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(10)	Fair Value of Financial Instruments - continued

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

(11)	Commitments and Contingencies and Off-Balance Sheet Transactions

The LLC has entered into residual sharing agreements with various third parties.  In connection with these agreements residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas.

ICON Aircraft 128, LLC (“ICON 128”) is a party to a residual sharing agreement with Airfleet Credit Corporation (“Airfleet”) and HXO Leasing Limited.  Pursuant to the terms of the Airfleet Residual Sharing Agreement, all proceed received in connection with the sale or lease extension of the aircraft in excess of $4,250,000 of the loan balance associated with the aircraft will be allocated 55% to ICON 128 and 45% to Airfleet.

ICON 128 had a commitment with respect to the Airbus A340-313X aircraft to pay certain maintenance costs, which were incurred during June 2006. The total estimated costs were approximately $1,300,000.  During November 2006, the LLC paid approximately $1,300,000 for these costs.

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

Item 2.  Manager’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and current financial position. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.  This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II herein.

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

Our Manager is ICON Capital Corp. (our “Manager”), a Delaware Corporation. Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, under the terms of our amended and restated limited liability company agreement (our “LLC Agreement”). We completed our operating period on April 30, 2008 and entered our liquidation period effective May 1, 2008. During our liquidation period, we are selling and will continue to sell our assets in the ordinary course of business. As we sell our assets, both rental income and finance income will decrease over time as will expenses related to our assets, such as depreciation and amortization expense. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and the debt is repaid to the lender. As leased equipment is sold, we will incur gains or losses on these sales. We will continue to liquidate our assets during this period and we expect to see a reduction in revenue and expenses accordingly.

At March 31, 2009, our portfolio, which we hold either directly or through joint ventures, consisted primarily of the following investments:

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

Marine Vessels

•	We own three car and truck carrying vessels on bareboat charter to Wilhelmsen Lines Shipowning AS (“Wilhelmsen”). The terms of the bareboat charters run through December 22, 2013.

•	We own the Samar Spirit, an Aframax product tanker, which is subject to a bareboat charter with an affiliate of the Teekay Corporation (“Teekay”) that expires in July 2011.

Manufacturing Industry Equipment

•
We own microprocessor manufacturing devices and semi-conductor memory testing equipment on lease with Spansion, LLC (“Spansion”). The three leases originally expired between June 30, 2007 and July 30, 2007 and have all been extended to June 30, 2009.  Two of the three assets were rejected by Spansion in its bankruptcy filing and are being returned to us.

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

Railcars

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

Telecommunications and Computer Equipment

Information Technology Equipment on lease with GEICO

On March 31, 2004, we and ICON Income Fund Ten, LLC (“Fund Ten”) formed a joint venture, ICON GeicJV, LLC (“ICON GeicJV”), for the purpose of purchasing information technology equipment subject to a 36-month lease with Government Employees Insurance Company (“GEICO”). We, along with Fund Ten, have ownership interests of 26% and 74%, respectively, in the joint venture.  On April 30, 2004, ICON GeicJV acquired the technology equipment subject to lease for a total cost of approximately $5,853,000, of which our portion was approximately $1,522,000.

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

Impairment and Sale of Noritsu QSS 3011 Digital Mini-Labs

During December 2004, we acquired four Noritsu QSS 3011 digital mini-labs subject to leases with Rite Aid Corporation (“Rite Aid”). The leases expired during November 2007 and were extended on a month-to-month renewal basis. The purchase price of this equipment was approximately $399,000. At December 31, 2006, our Manager determined, based upon an appraisal, that we should record an impairment loss of approximately $80,000. During September and October of 2008, the four digital mini-labs were sold.  The aggregate proceeds from the sale were approximately $38,000 and we recorded a gain of approximately $2,000.

Manufacturing and Other Investments

Wildwood Manufacturing Equipment

On April 30, 2003, we acquired a Double Kraft Paper Forming Tubing Unit on lease to Wildwood through February 2007 for approximately $1,350,000. Effective March 1, 2007, pursuant to the terms of the lease, the lease was extended for an additional twelve months.  Effective March 1, 2008, this lease was again extended for an additional twelve months and was reclassified as an operating lease. On August 31, 2008 and September 30, 2008, two other finance leases with Wildwood expired and were renewed for a twelve-month period commencing September 1, 2008 and October 1, 2008, respectively, and expiring August 31, 2009 and September 30, 2009, respectively.

At December 31, 2008, our Manager determined that all three assets on lease to Wildwood were impaired based on the estimate that lease proceeds would be insufficient to cover the residual position and we recorded an aggregate impairment loss of approximately $283,000 and bad debt expense for uncollectable receivables of approximately $201,000.

On January 21, 2009, we filed a lawsuit in the U.S. District Court for the Southern District of New York against Wildwood and its owners who guaranteed Wildwood’s obligations to us.  Our claims are for breaches of the leases and guarantees for Wildwood’s failure to pay rents. On March 5, 2009, an involuntary petition under Chapter 11 of the United States Bankruptcy Code was filed against Wildwood by three of Wildwood’s creditors in United States Bankruptcy Court. At this time, it is not possible to determine the effect of the bankruptcy filing on our ability to collect the remaining rental payments due to us under the leases.

Spansion Manufacturing Equipment

On June 20, 2003, we acquired microprocessor manufacturing devices currently on lease through June 2007 to Spansion for approximately $6,391,000.  Effective July 1, 2007, this modified lease was extended for an additional 12 months and was reclassified from a finance lease to an operating lease. Effective July 1, 2008, this lease was again extended for an additional twelve months.

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

On March 1, 2009, Spansion petitioned for reorganization under Chapter 11 in the United States Bankruptcy Court.  On March 12, 2009, Spansion rejected the two leases that were renewed on April 1, 2008 and the equipment will be returned. In addition, Spansion confirmed the lease that was extended on July 1, 2008. Based on our Manager’s assessment of the equipment and knowledge of the market for such equipment, the lease rejections are not expected to have a material adverse effect.

Sale of Medical Equipment

A lease with Hudson Crossing Surgical Center (“Hudson Crossing”) expired on December 31, 2007 and was renewed for a six-month period commencing on January 1, 2008.  Effective July 1, 2008, Hudson Crossing’s lease continued on a month-to-month basis. In January 2009, the medical equipment on lease to Hudson Crossing was sold for $152,000 and we recognized a gain of approximately $49,000.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Accounting for Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure and is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for fiscal years beginning after November 15, 2008. The measurement and disclosure requirements related to financial assets and financial liabilities were adopted by us on January 1, 2008. We adopted FSP 157-2 on January 1, 2009. The adoption of SFAS No. 157 and FSP 157-2 for financial and non-financial assets and financial and non-financial liabilities did not have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. Additionally, FSP 157-4 provides guidance on identifying circumstances that indicate a transaction is not orderly.   The FASB expanded the scope of FSP 157-4 to all assets and liabilities measured at fair value.  FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Our Manager is currently evaluating the impact of FSP 157-4 on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for interim and annual reporting ending after June 15, 2009.

Results of Operations for the Three Months Ended March 31, 2009 (the “2009 Quarter”) and 2008 (the “2008 Quarter”)

Revenue for the 2009 Quarter and 2008 Quarter are summarized as follows:

	Three Months Ended
	March 31,
	2009	2008	Change
Rental income	$3,572,329	$4,322,521	$(750,192)
Finance income	1,251,311	1,498,375	(247,064)
Income from investments in joint ventures	23,779	14,030	9,749
Net gain on sales of equipment	40,180	360,010	(319,830)
Interest and other income	1,995	63,542	(61,547)

Total revenue	$4,889,594	$6,258,478	$(1,368,884)

Total revenue for the 2009 Quarter decreased $1,368,884, or 21.9%, as compared to the 2008 Quarter. The decrease was primarily due to the decreases in rental income, the net gain on sales of equipment and finance income. The decrease in rental income was primarily due to the sales that occurred during 2008 and the 2009 Quarter, a net amount of $240,000 related to the reclassification of the lease with Short Hills Surgical Center from an operating lease to a direct finance lease in 2008 and the write-off of the operating lease with Wildwood during December 2008. During the year ended December 31, 2008, we sold the Railcars that were on lease to Trinity Rail Management, Inc (“Trinity”) and digital mini-labs that were on lease to Rite Aid. On January 1, 2009, we sold medical equipment that was on lease to Hudson Crossing. The decrease in the net gain on sales of equipment is primarily due to the gain recorded for the sale of the Railcars during the 2008 Quarter. The decrease in finance income is primarily due to the normal lifecycle of our bareboat charters with Wilhelmsen, which experience scheduled, declining revenue over the course of the bareboat charters.

Expenses for the 2009 Quarter and 2008 Quarter are summarized as follows:

	Three Months Ended
	March 31,
	2009	2008	Change
Management fees - Manager	$-	$441,933	$(441,933)
Administrative expense reimbursements - Manager	-	149,844	(149,844)
General and administrative	278,745	473,582	(194,837)
Interest	1,386,205	1,659,758	(273,553)
Depreciation and amortization	1,373,523	1,397,110	(23,587)

Total expenses	$3,038,473	$4,122,227	$(1,083,754)

Total expenses for the 2009 Quarter decreased $1,083,754, or 26.3%, as compared to the 2008 Quarter. The decrease in total expense is primarily due to our Manager’s decision to waive management fees and administrative expense reimbursements following the commencement of our liquidation period and the reduction of interest expense and general and administrative expenses during the 2009 Quarter. The decrease in interest expense is due to the declining principal balance of our debt related to our leases with Teekay and Cathay and our bareboat charters with Wilhelmsen. The decrease in general and administrative expense is primarily due to the absence of residual interest sharing expense during the 2009 Quarter. This decrease in general and administrative expense is offset by the increased professional fees incurred in the 2009 Quarter as compared to the 2008 Quarter.

Net Income

As a result of the foregoing factors, net income for the 2009 Quarter and 2008 Quarter was $1,851,121 and $2,136,251, respectively. Net income per weighted average additional share of limited liability company interests for the 2009 Quarter and 2008 Quarter was $18.71 and $21.59, respectively.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2009, as compared to December 31, 2008.

Total Assets

     Total assets decreased $2,426,203, from $114,231,144 at December 31, 2008 to $111,804,941 at March 31, 2009. The decrease was primarily due to the reduction of our net investment in finance leases through collections in the ordinary course of business, the reduction of our leased equipment at cost resulting from the sale of medical equipment on lease to Hudson Crossing on January 1, 2009 and depreciation expense.

Current Assets

Current assets increased $785,473, from $6,021,430 at December 31, 2008 to $6,806,903 at March 31, 2009. This increase was primarily due to the Wilhelmsen charter payments received during the 2009 Quarter in excess of the corresponding non-recourse debt payments due and paid. The increase in cash is also due to the proceeds received in January 2009 from the sale of medical equipment on lease to Hudson Crossing. Also, during the 2009 Quarter, we reclassified the two rejected leases with Spansion from leased equipment at cost to assets held for sale.

Total Liabilities

     Total liabilities decreased $4,154,448, from $82,447,892 at December 31, 2008 to $78,293,444 at March 31, 2009. The decrease was primarily due to the paydown of non-recourse debt in the ordinary course of business, a decrease in the fair value of our interest rate swap contracts related to the debt associated with Samar and the three Wilhelmsen vessels and a decrease in deferred revenue resulting from the timing of certain customer payments.

Current Liabilities

Current liabilities decreased $794,348, from $20,010,794 at December 31, 2008 to $19,216,446 at March 31, 2009. The decrease was primarily due to a decrease in the fair value of our interest rate swap contracts related to the debt associated with Samar and the three Wilhelmsen vessels and a decrease in the current portion of our non-recourse debt as we pay down such debt in the ordinary course of business.

Members’ Equity

Members’ equity increased $1,728,245, from $31,783,252 at December 31, 2008 to $33,511,497 at March 31, 2009. The increase was primarily due to the results of our operations and the change in the valuation of our interest rate swap contracts, which was partially offset by distributions to our members.

Liquidity and Capital Resources

Cash Flow Summary

At March 31, 2009 and December 31, 2008, we had cash and cash equivalents of $1,034,660 and $779,544, respectively. During our operating period, our main source of cash was proceeds from sales of equipment as well as from collections on non-leveraged operating and direct finance leases, which has continued during our liquidation period. During our operating period, which ended on April 30, 2008, our main use of cash was for financing activities, principally distributions to our members, which we anticipate will continue during our liquidation period.

Operating Activities

Sources of Cash

Sources of cash from operating activities increased $323,292, from $134,141 in the 2008 Quarter to $457,433 in the 2009 Quarter. The increase was primarily due to our Manager’s decision to waive management fees and administrative expense reimbursements following the commencement of our liquidation period. The increase in cash from operating activities was also due to the decrease in amounts paid related to residual sharing agreements in the 2009 Quarter after the write-off of the Wildwood leases.

Our net cash provided by operating activities in the 2008 Quarter was primarily from the collection of finance lease receivables relating to leases with Wildwood and Spansion, as well as from operating lease receivables related to the Short Hills, Hudson Crossing and Rite Aid leases.

Investing Activities

Sources of Cash

Sources of cash from investing activities decreased $329,848, from $582,667 in the 2008 Quarter to $252,819 in the 2009 Quarter. The decrease was primarily due to a reduction in proceeds from sales of equipment and distributions received from our joint ventures in excess of profits. During the 2009 Quarter, proceeds we received from sales of equipment were $154,341, which consisted of proceeds received from the sale of our investment in certain unguaranteed residual values of approximately $3,000 and from the sale of medical equipment on lease to Hudson Crossing for $152,000.

Our primary source of cash from investing activities in the 2008 Quarter consisted of net proceeds from sales of equipment of approximately $241,000 from the sale of the Railcars on lease to Trinity, and approximately $217,000 from the sale of our investment in certain unguaranteed residual values. We also received distributions representing the return of capital from joint ventures of approximately $124,000.

Uses of Cash

Uses of cash in investing activities decreased $7,500, from $7,500 in the 2008 Quarter to $0 in the 2009 Quarter. We made no significant acquisitions of investments during 2009 as we were in our liquidation period.

Financing Activities

Uses of Cash

Uses of cash in financing activities decreased $1,771,107, from $2,226,243 in the 2008 Quarter to $455,136 in the 2009 Quarter. The decrease was due to cash distributions of $455,136 paid to our members during the 2009 Quarter as compared to distributions of approximately $2,226,243 paid to our members during the 2008 Quarter.

Liquidity

We have non-recourse long-term debt obligations consisting of notes payable in which the lender has a security interest in our equipment and an assignment of the rental payments under the lease. In such cases, the lender is being paid directly by the lessee. The outstanding balance of our non-recourse long-term debt was $74,213,623 and $77,448,699 at March 31, 2009 and December 31, 2008, respectively.  Our existing leases have, and we anticipate will, continue to fund these obligations.

During our liquidation period, our primary use of cash has been, and we expect will continue to be, distributions to our members.  We, at our Manager’s discretion, paid monthly distributions to each of our additional members beginning the first month after each such member was admitted through the end of our operating period, which was on April 30, 2008. During the liquidation period, we plan to make distributions in accordance with the terms of our LLC Agreement. We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets, our receipt of rental income, and income from our investments. We paid distributions to additional members and our Manager of $450,585 and $4,551, respectively, during the 2009 Quarter.

Our Manager believes that with the cash we currently have available, cash being generated from our leases and the proceeds from equipment and asset sales, we have sufficient cash to continue our operations into the foreseeable future. We have the ability to borrow funds under our revolving line of credit (See Note 7 to our consolidated financial statements), if necessary. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessees’ business that are beyond our control.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our market risk sensitive instruments since the filing of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2009, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares of limited liability company interests sold or redeemed during the three months ended March 31, 2009.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended March 31, 2009.

Item 5.  Other Information

Not applicable.

Item 6. Exhibits

3.1
Certificate of Limited Liability Company of Registrant (Incorporated by reference to Exhibit 4.3 to Pre-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed with the SEC on October 12, 2001 (File No. 333-67638)).

4.1
Amended and Restated Limited Liability Company Agreement of Registrant (Incorporated by reference to Exhibit A to Pre-Effective Amendment No. 2 to Registrant’s Registration Statement on Form S-1 filed with the SEC on November 20, 2001 (File No. 333-67638)).

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

May 13, 2009

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

 May 13, 2009

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

 May 13, 2009

/s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer
(Principal Accounting and Financial Officer)

27