Form 10-Q
period 2009-06-30
ICON INCOME FUND NINE LLC
filed 2009-08-13
CIK 1157522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2009

or
[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-50217

ICON Income Fund Nine, LLC
(Exact name of registrant as specified in its charter)

Delaware	13-4183234
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

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
[  ] Yes   [X] No

Number of outstanding shares of limited liability company interests of the registrant on July 31, 2009 is 97,955.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets
	June 30,
	2009	December 31,
	(unaudited)	2008
Current assets
Cash and cash equivalents	$1,013,162	$779,544
Current portion of net investment in finance leases	5,287,699	4,931,094
Other current assets	212,523	310,792
Assets held for sale	303,994	-

Total current assets	6,817,378	6,021,430

Non-current assets
Net investment in finance leases, less current portion	20,566,640	23,254,147
Leased equipment at cost (less accumulated depreciation of $14,044,069 and $12,060,032, respectively)	77,113,161	80,239,768
Investments in joint ventures	2,144,860	2,386,093
Investment in unguaranteed residual values	781,188	830,764
Other non-current assets, net	1,452,456	1,498,942

Total non-current assets	102,058,305	108,209,714

Total Assets	$108,875,683	$114,231,144

Liabilities and Members' Equity

Current liabilities
Current portion of non-recourse long-term debt	$15,204,600	$15,011,601
Interest rate swap contracts	2,596,749	3,513,483
Deferred revenue	485,616	988,634
Accrued expenses and other current liabilities	843,005	497,076

Total current liabilities	19,129,970	20,010,794

Non-current liabilities
Non-recourse long-term debt, net of current portion	55,287,423	62,437,098

Total Liabilities	74,417,393	82,447,892

Commitments and contingencies (Note 12)

Members' Equity
Additional Members	37,458,960	35,721,203
Manager	(491,232)	(508,786)
Accumulated other comprehensive loss	(2,509,438)	(3,429,165)

Total Members' Equity	34,458,290	31,783,252

Total Liabilities and Members' Equity	$108,875,683	$114,231,144

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
Rental income	$3,326,374	$4,085,129	$6,898,703	$8,407,650
Finance income	1,196,786	1,424,825	2,448,097	2,923,200
Income (loss) from investments in joint ventures	17,503	(1,979,535)	41,282	(1,965,505)
Net (loss) gain on sales of equipment and unguaranteed residual values	(22,856)	91,844	17,324	451,854
Interest and other income	31,339	75,695	33,334	139,237

Total revenue	4,549,146	3,697,958	9,438,740	9,956,436

Expenses:
Management fees - Manager	-	84,536	-	526,469
Administrative expense reimbursements - Manager	-	-	-	149,844
General and administrative	891,636	637,956	1,170,381	1,111,538
Interest	1,287,340	1,590,283	2,673,545	3,250,041
Depreciation and amortization	1,354,516	1,523,430	2,728,039	2,920,540
Impairment loss	-	3,866,551	-	3,866,551

Total expenses	3,533,492	7,702,756	6,571,965	11,824,983

Net income (loss)	$1,015,654	$(4,004,798)	$2,866,775	$(1,868,547)

Net income (loss) allocable to:
Additional Members	$1,005,497	$(3,964,750)	$2,838,107	$(1,849,862)
Manager	10,157	(40,048)	28,668	(18,685)

	$1,015,654	$(4,004,798)	$2,866,775	$(1,868,547)

Weighted average number of additional shares
of limited liability company interests outstanding	97,955	97,955	97,955	97,955

Net income (loss) per weighted average additional
share of limited liability company interests	$10.26	$(40.48)	$28.97	$(18.88)

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Changes in Members' Equity

				Accumulated
	Additional Member	Additional		Other Comprehensive	Total Members'
	Shares	Members	Manager	Loss	Equity
Balance, December 31, 2008	97,955	$35,721,203	$(508,786)	$(3,429,165)	$31,783,252

Net income	-	1,832,610	18,511	-	1,851,121
Change in valuation of interest rate
swap contracts	-	-	-	332,260	332,260
Comprehensive income					2,183,381
Cash distributions to members	-	(450,585)	(4,551)	-	(455,136)

Period Ended March 31, 2009 (unaudited)	97,955	$37,103,228	$(494,826)	$(3,096,905)	$33,511,497

Net income	-	1,005,497	10,157	-	1,015,654
Change in valuation of interest rate
swap contracts	-	-	-	587,467	587,467
Comprehensive income					1,603,121
Cash distributions to members	-	(649,765)	(6,563)	-	(656,328)

Period Ended June 30, 2009 (unaudited)	97,955	$37,458,960	$(491,232)	$(2,509,438)	$34,458,290

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities
Net income (loss)	$2,866,775	$(1,868,547)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(5,820,000)	(5,791,810)
Finance income	(2,448,097)	(2,923,200)
(Income) loss from investments in joint ventures	(41,282)	1,965,505
Net gain on sale of equipment and unguaranteed residual values	(17,324)	(451,854)
Depreciation and amortization	2,728,039	2,920,540
Interest expense from amortization of debt financing costs	104,533	117,854
Interest expense on non-recourse financing paid directly
to lenders by lessees	2,496,451	1,890,497
Impairment loss	-	3,866,551
Changes in operating assets and liabilities:
Collection of finance leases	1,144,726	1,604,058
Other assets, net	26,929	(195,130)
Deferred revenue	(503,018)	(559,535)
Accrued expenses and other current liabilities	355,407	(127,678)
Distributions from joint ventures	81,960	93,945

Net cash provided by operating activities	975,099	541,196

Cash flows from investing activities:
Proceeds from sales of equipment	169,428	742,651
Investment in joint venture	-	(15,000)
Distributions from joint ventures in excess of profits	200,555	226,269

Net cash provided by investing activities	369,983	953,920

Cash flows from financing activities:
Cash distributions to members	(1,111,464)	(4,452,474)

Net cash used in financing activities	(1,111,464)	(4,452,474)

Net increase (decrease) in cash and cash equivalents	233,618	(2,957,358)

Cash and cash equivalents, beginning of the period	779,544	5,571,481

Cash and cash equivalents, end of the period	$1,013,162	$2,614,123

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

Six Months Ended
June 30,
2009	2008
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long-term debt
directly to lenders by lessees	$9,454,274	$12,689,272

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(1)	Organization

ICON Income Fund Nine, LLC (the “LLC”) was formed on July 11, 2001 as a Delaware limited liability company. The LLC is engaged in one business segment, the business of purchasing equipment and leasing it to third parties, providing equipment and other financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. The LLC will continue until December 31, 2020, unless terminated sooner.

The manager of the LLC is ICON Capital Corp., a Delaware corporation (the “Manager”). The Manager manages and controls the business affairs of the LLC, including, but not limited to, the equipment leases and other financing transactions that the LLC entered into pursuant to the terms of the amended and restated operating agreement (the “LLC Agreement”). Additionally, the Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC.

Effective April 30, 2008, the LLC completed its operating period. On May 1, 2008, the LLC entered its liquidation period during which the LLC will sell its assets in the normal course of business.

Members’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the additional members and 1% to the Manager until each additional member has (a) received cash distributions and liquidation proceeds sufficient to reduce their capital account to zero and (b) received, in addition, other distributions and allocations which would provide an 8% per year cumulative return, compounded daily, on their outstanding adjusted capital account.  After such time, distributions will be allocated 90% to the additional members and 10% to the Manager.

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the LLC have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  In the opinion of the Manager, all adjustments considered necessary for a fair presentation have been included. These consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2008. The results for the interim period are not necessarily indicative of the results for the full year.  The Manager has evaluated all subsequent events through August 12, 2009, the date the financial statements were issued.

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

The LLC accounts for its noncontrolling interests in joint ventures where the LLC has influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting. In such cases, the LLC's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions.  The LLC accounts for investments in joint ventures where the LLC has virtually no influence over financial and operational matters using the cost method of accounting.  In such cases, the LLC's original investments are recorded at cost and any distributions received are recorded as revenue.  All of the LLC's investments in joint ventures are subject to its impairment review policy.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

Effective January 1, 2009, the LLC adopted and, for presentation and disclosure purposes, retrospectively applied Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”).  As a result, noncontrolling interests are reported as a separate component of consolidated equity and income (loss) attributable to the noncontrolling interest is included in consolidated net income (loss). The adoption of this standard had no impact on the LLC’s consolidated financial statements for the six months ended June 30, 2009.

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
June 30, 2009
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

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. Additionally, FSP 157-4 provides guidance on identifying circumstances that indicate a transaction is not orderly.   The FASB expanded the scope of FSP 157-4 to all assets and liabilities measured at fair value. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The LLC adopted FSP 157-4 during the quarter ended June 30, 2009. The adoption of FSP 157-4 did not have a significant impact on the LLC’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for interim and annual reporting periods ending after June 15, 2009. The LLC adopted FSP 107-1/APB 28-1 during the quarter ended June 30, 2009. The adoption of FSP 107-1/APB 28-1 did not have a significant impact on the LLC’s consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009. The LLC adopted SFAS No. 165 during the quarter ended June 30, 2009.  The adoption of SFAS No. 165 did not have a significant impact on the LLC’s consolidated financial statements.

(3)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	June 30,
	2009	December 31,
	(unaudited)	2008

Minimum rents receivable	$36,725,867	$41,504,866
Estimated residual values	37,201	37,201
Unearned income	(10,908,729)	(13,356,826)

Net investment in finance leases	25,854,339	28,185,241

Less: Current portion of net
investment in finance leases	5,287,699	4,931,094

Net investment in finance leases,
less current portion	$20,566,640	$23,254,147

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	June 30,
	2009	December 31,
	(unaudited)	2008
Aircraft	$48,453,180	$48,453,180
Marine vessel	40,285,787	40,285,787
Manufacturing, telecommunications
and computer equipment	2,418,263	3,560,833

	91,157,230	92,299,800
Less: Accumulated depreciation	(14,044,069)	(12,060,032)

	$77,113,161	$80,239,768

Depreciation expense was $1,358,042 and $2,720,086 for the three and six months ended June 30, 2009, respectively. Depreciation expense was $1,481,162 and $2,852,701 for the three and six months ended June 30, 2008, respectively.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(4)	Leased Equipment at Cost - continued

Manufacturing, Telecommunications and Computer Equipment

On June 20, 2003, the LLC acquired microprocessor manufacturing devices currently on lease to Spansion, LLC (“Spansion”). Effective July 1, 2009, this lease was extended on a month-to-month basis. On August 1, 2003, the LLC acquired semi-conductor memory testing equipment subject to two leases with Spansion. The two leases each renewed for a 15-month period commencing on April 1, 2008. For all three Spansion leases, there is a residual interest sharing agreement with a third-party broker that is payable when a minimum return on investment has been attained. For the three and six months ended June 30, 2009, an aggregate amount of approximately $98,000 and $194,000, respectively, was distributed to the third party or accrued in accordance with the terms of the residual interest sharing agreement. For the three and six months ended June 30, 2008, an aggregate amount of approximately $194,000 and $433,000, respectively, was distributed to the third party in accordance with the terms of the residual interest sharing agreement.

On March 1, 2009, Spansion filed a petition for reorganization under Chapter 11 in United States Bankruptcy Court.  On March 12, 2009, Spansion rejected the two leases that were renewed on April 1, 2008 and on June 3, 2009, the equipment was returned. In addition, Spansion affirmed the lease that was extended on July 1, 2009. The assets that have been returned are classified on the consolidated balance sheets as assets held for sale and are recorded at the lower of their carrying value or fair market value less estimated costs to sell.  Based on the Manager’s assessment of the equipment and knowledge of the market for such equipment, the lease rejections are not expected to have a material adverse effect on the LLC.

On July 29, 2009, the microprocessor manufacturing device on lease to Spansion was sold for approximately $585,000 and the LLC recognized a gain of approximately $285,000.

Aggregate annual minimum future rents receivable from the LLC’s non-cancelable operating leases consisted of the following at June 30, 2009:

For the period July 1 to December 31, 2009	$6,541,082
For the year ending December 31, 2010	$12,543,547
For the year ending December 31, 2011	$8,913,000

(5)	Investments in Joint Ventures

The LLC and one of its affiliates, ICON Income Fund Eight B, L.P., an entity also managed and controlled by the Manager (“Fund Eight B”),  formed a joint venture, discussed below, for the purpose of acquiring and managing a leased aircraft.  The LLC and Fund Eight B have substantially identical investment objectives and participate on the same terms and conditions.  The LLC and Fund Eight B each have a right of first refusal to purchase the equipment, on a pro-rata basis, if the member desires to sell its interests in the equipment or joint venture.

ICON Aircraft 126, LLC

During February 2002, the LLC and Fund Eight B formed ICON Aircraft 126, LLC (“ICON 126”) for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited, a Cayman Islands registered company that owns, through an owner trust, an Airbus A340-313X MSN 126 (“Aircraft 126”). Aircraft 126 was subject to a lease with Cathay Pacific Airways Limited (“Cathay”) at the time of purchase, which was consummated during March 2002. The lease was initially scheduled to expire in March 2006, but has been extended to July 1, 2011. The LLC and Fund Eight B each have ownership interests of 50% in ICON 126.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(5)	Investments in Joint Ventures - continued

Information as to the results of operations of ICON 126 is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2009	2008	2009	2008
Revenue	$1,592,143	$1,592,309	$3,184,291	$3,185,541
Net loss	$(43,353)	$(4,018,329)	$(81,353)	$(4,101,701)
LLC's share of net loss	$(21,677)	$(2,009,165)	$(40,677)	$(2,050,851)

Net loss in joint ventures for the three and six months ended June 30, 2008, was primarily due to the recognition of an impairment loss of $3,900,000 by ICON 126.  ICON 126 did not record a similar impairment charge during the three and six months ended June 30, 2009.

(6)	Investment in Unguaranteed Residual Values

On December 31, 2003, the LLC entered into an agreement with Summit Asset Management to acquire a 90% interest in the unguaranteed residual values of manufacturing and technology equipment valued at approximately $37,713,000 and on lease to various lessees located in the United Kingdom for approximately $4,454,000 in cash.  The LLC’s investment return is contingent upon the residual value of the equipment after repayment of the debt. For the three and six months ended June 30, 2009, the LLC received approximately $15,000 and $18,000, respectively, in proceeds from the sale of unguaranteed residual values and recognized a net loss of approximately $23,000 and $32,000, respectively. For the three and six months ended June 30, 2008, the LLC received approximately $284,000 and $501,000, respectively, in proceeds from the sale of unguaranteed residual values and recognized a net gain of approximately $92,000 and $139,000, respectively.

(7)	Non-Recourse Long-Term Debt

The aggregate maturities of non-recourse long-term debt were as follows at June 30, 2009:

For the period July 1 to December 31, 2009	$8,054,928
For the year ending December 31, 2010	15,262,907
For the year ending December 31, 2011	36,374,188
For the year ending December 31, 2012	5,400,000
Thereafter	5,400,000
$70,492,023

As of June 30, 2009 and December 31, 2008, the LLC had net debt financing costs of $385,302 and $489,835, respectively.  For the three and six months ended June 30, 2009, the LLC recognized amortization expense related to the capitalized debt financing costs of $51,017 and $104,533, respectively. For the three and six months ended June 30, 2008, the LLC recognized amortization expense related to the capitalized debt financing costs of $40,227 and $117,854, respectively.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(8)	Revolving Line of Credit, Recourse

The LLC and certain entities sponsored and organized by the Manager, Fund Eight B, ICON Income Fund Ten, LLC (“Fund Ten”), ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and ICON Leasing Fund Twelve, LLC (collectively, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”). The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At June 30, 2009, no amounts were accrued related to the LLC’s joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the Borrowers have a beneficial interest.

The Facility expires on April 30, 2010 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year. The interest rate at June 30, 2009 was 3.25%. In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.25% on unused commitments under the Facility.

Aggregate borrowings by all Borrowers under the Facility amounted to $10,330,000 at June 30, 2009. The LLC had no borrowings outstanding under the Facility as of such date. The balances of $885,000, $2,185,000 and $7,260,000 were borrowed by Fund Eight B, Fund Ten and Fund Eleven, respectively. Subsequent to June 30, 2009, Fund Eight B and Fund Ten repaid $120,000 and $350,000, which reduced Fund Eight B’s and Fund Ten’s outstanding loan balances to $765,000 and $1,835,000, respectively.

Pursuant to the Loan Agreement, the Borrowers are required to comply with certain covenants.  At June 30, 2009, the Borrowers were in compliance with all covenants.

On August 12, 2009, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Loan Agreement. The changes to the Loan Agreement are (i) an extension  of the Facility from April 30, 2010 to June 30, 2011, (ii) an increase of the quarterly commitment fee from 0.25% to 0.50% on unused commitments under the Facility, (iii) the interest rate on all current and future borrowings under the Facility will be at a rate not less than 4.0% per year, and (iv) the addition of ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., an affiliate of the Manager, as a permitted borrower under the Facility. The Borrowers may request a one year extension to the revolving line of credit within 390 days of the current expiration date, but the Lender has no obligation to extend.

(9)	Transactions with Related Parties

In accordance with the terms of the LLC Agreement, the LLC paid the Manager (i) management fees ranging from 1% to 7% based on a percentage of the rentals recognized either directly by the LLC or through its joint ventures, and (ii) acquisition fees, through the end of the operating period, of 3% of the purchase price of the LLC’s investments.  In addition, the Manager was reimbursed for certain administrative expenses incurred in connection with the LLC’s operations.  The Manager also has a 1% interest in the LLC's profits, losses, cash distributions and liquidation proceeds.

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

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(9)	Transactions with Related Parties - continued

Effective April 1, 2008 and May 1, 2008, the Manager waived its rights to all future administrative expense reimbursements and management fees, respectively.  For the three months ended June 30, 2009, the Manager waived $80,410 of administrative expense reimbursements and $266,365 of management fees.

The Manager also has a 1% interest in the LLC’s profits, losses, cash distributions and liquidation proceeds.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows (unaudited):

			Three Months Ended		Six Months Ended
			June 30,		June 30,
Entity	Capacity	Description	2009	2008	2009	2008
ICON Capital Corp.	Manager	Management fees (1)	$-	$84,536	$-	$526,469
ICON Capital Corp.	Manager	Administrative expense reimbursements (1)	-	-	-	149,844
			$-	$84,536	$-	$676,313

(1) Amount charged directly to operations.

(10)	Derivative Financial Instruments

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
June 30, 2009
(unaudited)

(10)	Derivative Financial Instruments - continued

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

As of June 30, 2009, the LLC had four floating-to-fixed interest rate swaps relating to the three car and truck carrying vessels on bareboat charter (“Wilhelmsen Vessels”) on lease to Wilhelmsen Lines Shipowning AS (“Wilhelmsen”) and the Samar Spirit, an Aframax product tanker (“Samar Spirit”), on lease to Teekay Corporation (“Teekay”) designated as cash flow hedges with aggregate notional amounts of approximately $38,012,107.  These interest rate swaps have maturity dates from July 25, 2011 to September 23, 2013.

For these derivatives, the LLC reports the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same income statement line item as the impact of the hedged transaction. During the six months ended June 30, 2009, the LLC recorded no hedge ineffectiveness in earnings.  At June 30, 2009, total unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was approximately $2,509,000.

During the twelve months ended June 30, 2010, the LLC estimates that approximately $1,550,000 will be transferred from AOCI to interest expense.

The table below presents the fair value of the LLC’s derivative financial instruments and classification within the LLC’s consolidated balance sheet as of June 30, 2009:

Derivatives designated as hedging instruments under SFAS 133:	Liability Derivative
	Balance Sheet Location	Fair Value
Interest Rate Swaps	Interest rate swap contracts	$2,596,749

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(10)	Derivative Financial Instruments - continued

The tables below present the effect of the LLC’s derivative financial instruments under SFAS No. 133 designated as cash flow hedging instruments on the consolidated statements of operations for the three and six months ended June 30, 2009:

Three months ended June 30, 2009
Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Swaps	$(118,121)	Interest Expense	$(457,089)	Gain (Loss) on Financial Instruments	-

Total	$(118,121)		$(457,089)		$-

Six months ended June 30, 2009
Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Swaps	$8,797	Interest Expense	$(916,267)	Gain (Loss) on Financial Instruments	-

Total	$8,797		$(916,267)		$-

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

As of June 30, 2009, the fair value of the derivatives in a liability position related to these agreements was $2,596,749. In the event that the LLC breaches any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $2,727,276.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(11)	Fair Value of Financial Instruments

SFAS No. 157

Effective January 1, 2008, the LLC adopted SFAS No. 157.  SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
•	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
•	Level 3: Pricing inputs that are generally unobservable and cannot be corroborated by market data.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Manager’s assessment, on the LLC’s behalf, of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

	Level 1(1)	Level 2(2)	Level 3(3)	Total
Liabilities:

Derivative Liabilities	$-	$2,596,749	$-	$2,596,749

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

SFAS No. 107

Fair value information with respect to the LLC's leased assets and liabilities is not separately provided since (i) SFAS No. 107, “Disclosures About Fair Values of Financial Instruments,” does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt, if any, approximates fair value due to their short-term maturities and variable interest rates. The fair value of the LLC’s fixed rate note payable is estimated using a discounted cash flow analysis, based on the current incremental borrowing rate of the most recent borrowings by the other programs sponsored by the Manager.

	Carrying Amount	Fair Value
Fixed rate non-recourse long-term debt	$32,479,914	$34,007,470

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(12)	Commitments and Contingencies and Off-Balance Sheet Transactions

The LLC has entered into certain residual sharing and remarketing agreements with various third parties.  In connection with these agreements, residual proceeds received in excess of specific amounts may be shared with these third parties based on specific formulas.  The obligation related to these agreements is recorded at fair value.

ICON Aircraft 128, LLC (“ICON 128”), a wholly-owned subsidiary of the LLC, is a party to a residual sharing agreement with Airfleet Credit Corporation (“Airfleet”) and HXO Leasing Limited.  Pursuant to the terms of the Airfleet Residual Sharing Agreement, all proceeds received in connection with the sale or lease extension of the Airbus A-340-313X MSN 128 (“Aircraft 128”) on lease to Cathay in excess of $4,250,000 of the loan balance associated with the aircraft will be allocated 55% to ICON 128 and 45% to Airfleet.

On February 23, 2005, ICON Cash Flow Partners L.P. Seven, an affiliate of the LLC (“L.P. Seven”), assigned to the LLC 3.02% of its rights to the profits, losses, and cash flows from its limited partnership interest in an entity that owns a 100% interest in a mobile offshore drilling rig.  L.P. Seven assigned the rights to the LLC as repayment of its $755,000 outstanding debt obligation pursuant to a contribution agreement that the LLC entered into with some of its affiliates in connection with the line of credit agreement the LLC had with Comerica Bank.  This assignment increased the LLC’s rights to the profits, losses and cash flows from L.P. Seven’s limited partnership interest from 2.60%, which were assigned to the LLC in November 2004 as repayment of its $650,000 outstanding debt obligation, to 5.62%.  The repayment amount represented the Manager’s estimated fair value of L.P. Seven's interest in the mobile offshore drilling rig at February 23, 2005. The fair value of this interest was determined using an appraisal and cash flow analysis.  During the year ended December 31, 2006, the LLC received approximately $253,000 in cash distributions related to this assignment.

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

Item 2.  Manager’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.  This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, under the terms of our LLC Agreement. We entered our liquidation period on May 1, 2008. During our liquidation period, we are selling and will continue to sell our assets in the ordinary course of business. As we sell our assets, both rental income and finance income will decrease over time as will expenses related to our assets, such as depreciation and amortization expense. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and the debt is repaid to the lender. As leased equipment is sold, we will incur gains or losses on these sales. We will continue to liquidate our assets during this period and we expect to see a reduction in revenue and expenses accordingly.

Lease and Other Significant Transactions

Wildwood Manufacturing Equipment

On January 21, 2009, we filed a lawsuit in the U.S. District Court for the Southern District of New York against Wildwood Industries, Inc. (“Wildwood”)  and its owners who guaranteed Wildwood’s obligations to us.  Our claims are for breaches of the leases and guarantees for Wildwood’s failure to pay rents. On March 5, 2009, an involuntary petition under Chapter 11 of the United States Bankruptcy Code was filed against Wildwood by three of Wildwood’s creditors in United States Bankruptcy Court. At this time, it is not possible to determine the effect of the bankruptcy filing on our ability to collect the remaining rental payments due to us under the leases.

Spansion Manufacturing Equipment

On June 20, 2003, we acquired microprocessor manufacturing devices currently on lease through June 2007 to Spansion for approximately $6,391,000.  Effective July 1, 2007, this modified lease was extended for an additional 12 months and was reclassified from a finance lease to an operating lease. Effective July 1, 2008, this lease was again extended for an additional 12 months. On June 30, 2009, the lease expired and was extended on a month-to-month basis effective July 1, 2009.

On March 1, 2009, Spansion petitioned for reorganization under Chapter 11 in the United States Bankruptcy Court. On March 12, 2009, Spansion rejected two leases that were renewed on April 1, 2008 and on June 3, 2009 and the equipment was returned. In addition, Spansion affirmed the lease that was extended on July 1, 2009. The assets that have been returned are classified on our consolidated balance sheets as assets held for sale and are recorded at the lower of their carrying value or fair market value less estimated costs to sell.  Based on our Manager’s assessment of the equipment and knowledge of the market for such equipment, the lease rejections are not expected to have a material adverse effect on us.

On July 29, 2009, we sold the microprocessor manufacturing device on lease to Spansion for approximately $585,000 and recognized a gain of approximately $285,000.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure and is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FSP No. 157-2. FSP 157-2 delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for fiscal years beginning after November 15, 2008. The measurement and disclosure requirements related to financial assets and financial liabilities were adopted by us on January 1, 2008. We adopted FSP 157-2 on January 1, 2009. The adoption of SFAS No. 157 and FSP 157-2 for financial and non-financial assets and financial and non-financial liabilities did not have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP 157-4. FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. Additionally, FSP 157-4 provides guidance on identifying circumstances that indicate a transaction is not orderly.   The FASB expanded the scope of FSP 157-4 to all assets and liabilities measured at fair value. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We adopted FSP 157-4 during the quarter ended June 30, 2009. The adoption of FSP 157-4 did not have a significant impact on our consolidated financial statements.

Effective January 1, 2009, we adopted and, for presentation and disclosure purposes, retrospectively applied SFAS No. 160.  As a result, noncontrolling interests are reported as a separate component of consolidated equity and income (loss) attributable to the noncontrolling interest is included in consolidated net income (loss). The adoption of this standard had no impact on our consolidated financial statements for the six months ended June 30, 2009.

In April 2009, the FASB issued FSP FAS 107-1/APB 28-1. FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for interim and annual reporting periods ending after June 15, 2009. We adopted FSP 107-1/APB 28-1 during the quarter ended June 30, 2009. The adoption of FSP 107-1/APB 28-1 did not have a significant impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009. We adopted SFAS No. 165 during the quarter ended June 30, 2009.  The adoption of SFAS No. 165 did not have a significant impact on our consolidated financial statements.

Results of Operations for the Three Months Ended June 30, 2009 (the “2009 Quarter”) and 2008 (the “2008 Quarter”)

Revenue for the 2009 Quarter and 2008 Quarter are summarized as follows:

	Three Months Ended
	June 30,
	2009	2008	Change
Rental income	$3,326,374	$4,085,129	$(758,755)
Finance income	1,196,786	1,424,825	(228,039)
Income (loss) from investments in joint ventures	17,503	(1,979,535)	1,997,038
Net (loss) gain on sales of equipment and unguaranteed residual values	(22,856)	91,844	(114,700)
Interest and other income	31,339	75,695	(44,356)

Total revenue	$4,549,146	$3,697,958	$851,188

Total revenue for the 2009 Quarter increased $851,188, or 23.0%, as compared to the 2008 Quarter. The increase in revenue was primarily due to an approximately $1,950,000 decrease in the loss from investment in joint ventures from our 50% ownership interest in ICON 126. ICON 126 recognized an impairment loss of $3,900,000 in the 2008 Quarter. ICON 126 did not record a similar impairment charge in the 2009 Quarter. The decrease in rental income was primarily attributable to the sale of digital mini-labs previously on lease to Rite Aid Corporation (“Rite Aid”) and the sale of medical equipment previously on lease to Hudson Crossing Surgery Center (“Hudson Crossing”). We reclassified the lease with Short Hills Surgical Center (“Short Hills”) from an operating lease to a direct finance lease in 2008. As such, no rental income was recognized during the 2009 Quarter for that lease. In addition, no rental income was recognized from the Wildwood and Spansion leases following the impairment of those assets in December 2008 and March 2009, respectively. The decrease in finance income was due to the normal lifecycle of our bareboat charters with Wilhelmsen, which experience scheduled, declining revenue over the course of the bareboat charters. The net loss on sales of equipment was primarily due to a loss recorded on the sales of our unguaranteed residual values in the 2009 Quarter as compared to a gain of $92,000 in the 2008 Quarter.

Expenses for the 2009 Quarter and 2008 Quarter are summarized as follows:

	Three Months Ended
	June 30,
	2009	2008	Change
Management fees - Manager	$-	$84,536	$(84,536)
General and administrative	891,636	637,956	253,680
Interest	1,287,340	1,590,283	(302,943)
Depreciation and amortization	1,354,516	1,523,430	(168,914)
Impairment loss	-	3,866,551	(3,866,551)

Total expenses	$3,533,492	$7,702,756	$(4,169,264)

Total expenses for the 2009 Quarter decreased $4,169,264, or 54.1%, as compared to the 2008 Quarter. The decrease in total expense was primarily attributable to the impairment charge of approximately $3,900,000 recognized by ICON 128 in the 2008 Quarter. We did not record a similar impairment charge in the 2009 Quarter. The decrease in interest expense was primarily due to a reduction in the principal balance of debt outstanding related to our leases with Cathay and our bareboat charters with Teekay and Wilhelmsen. The decrease in depreciation and amortization expense was primarily due to the sale of digital mini-labs previously on lease to Rite Aid and the sale of medical equipment previously on lease to Hudson Crossing. We reclassified the lease with Short Hills from an operating lease to a direct finance lease in 2008. As such, no depreciation expense was recognized during the 2009 Quarter. In addition, no depreciation expense was recognized on the Wildwood and Spansion assets following the impairment of those assets in December 2008 and March 2009, respectively. The increase in general and administrative expense was primarily due to the adjustment of our accrual to reflect the estimated fair value of our obligation related to our residual interest sharing and remarketing agreements.

Net Income (Loss)

As a result of the foregoing factors, net income (loss) for the 2009 Quarter and 2008 Quarter was $1,015,654 and $(4,004,798), respectively. Net income (loss) per weighted average additional share of limited liability company interests for the 2009 Quarter and 2008 Quarter was $10.26 and $(40.48), respectively.

Results of Operations for the Six Months Ended June 30, 2009 (the “2009 Period”) and 2008 (the “2008 Period”)

Revenue for the 2009 Period and 2008 Period are summarized as follows:

	Six Months Ended
	June 30,
	2009	2008	Change
Rental income	$6,898,703	$8,407,650	$(1,508,947)
Finance income	2,448,097	2,923,200	(475,103)
Income (loss) from investments in joint ventures	41,282	(1,965,505)	2,006,787
Net gain on sales of equipment and unguaranteed residual values	17,324	451,854	(434,530)
Interest and other income	33,334	139,237	(105,903)

Total revenue	$9,438,740	$9,956,436	$(517,696)

Total revenue for the 2009 Period decreased $517,696, or 5.2%, as compared to the 2008 Period. The decrease in rental income during the 2009 Period was primarily due to the sale of railcars (the “Railcars”) owned by our wholly-owned subsidiary, ICON Rail I, LLC (“ICON Rail”), the sale of digital mini-labs previously on lease to Rite Aid and the sale of medical equipment previously on lease to Hudson Crossing. We reclassified the lease with Short Hills from an operating lease to a direct finance lease in 2008. As such, no rental income was recognized during the 2009 Period for that lease. In addition, no rental income was recognized from the Wildwood and Spansion leases following the impairment of those assets in December 2008 and March 2009, respectively. The decrease in finance income was primarily due to the normal lifecycle of our bareboat charters with Wilhelmsen, which experience scheduled, declining revenue over the course of the bareboat charters. Net gain on sales of equipment decreased due to a gain on the sale of the Railcars of approximately $313,000 during the 2008 Period while sales of equipment and unguarnteed residual values during the 2009 Period resulted in a gain of approximately $17,000. The decrease in revenue was offset by an approximately $1,950,000 decrease in the loss from investment in joint ventures from our 50% ownership interest in ICON 126. ICON 126 recognized an impairment loss of $3,900,000 in the 2008 Period. ICON 126 did not record a similar impairment charge in the 2009 Period.

Expenses for the 2009 Period and 2008 Period are summarized as follows:

	Six Months Ended
	June 30,
	2009	2008	Change
Management fees - Manager	$-	$526,469	$(526,469)
Administrative expense reimbursements - Manager	-	149,844	(149,844)
General and administrative	1,170,381	1,111,538	58,843
Interest	2,673,545	3,250,041	(576,496)
Depreciation and amortization	2,728,039	2,920,540	(192,501)
Impairment loss	-	3,866,551	(3,866,551)

Total expenses	$6,571,965	$11,824,983	$(5,253,018)

Total expenses for the 2009 Period decreased $5,253,018, or 44.4%, as compared to the 2008 Period. The decrease in total expense was primarily attributable to the impairment charge of approximately $3,900,000 recognized by ICON 128 in the 2008 Period. We did not record a similar impairment charge in the 2009 Period. The decrease in interest expense was due to a reduction in the principal balance of debt outstanding related to our leases with Cathay and our bareboat charters with Teekay and Wilhelmsen. The decrease in both management fees and administrative expense reimbursements-Manager was due to our Manager’s decision to waive all future administrative expense reimbursements and management fees effective April 1, 2008 and May 1, 2008, respectively, following the commencement of our liquidation period.

Net Income (Loss)

As a result of the foregoing factors, the net income (loss) for the 2009 Period and 2008 Period was $2,866,775 and $(1,868,547), respectively. The net income (loss) per weighted average additional share of limited liability company interests for the 2009 Period and 2008 Period was $28.97 and $(18.88), respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2009, as compared to December 31, 2008.

Total Assets

     Total assets decreased $5,355,461, from $114,231,144 at December 31, 2008 to $108,875,683 at June 30, 2009. The decrease was primarily due to the reduction in our net investment in finance leases through collections in the ordinary course of business, the reduction of our leased equipment at cost resulting from the sale of medical equipment on lease to Hudson Crossing on January 1, 2009, and depreciation expense.

Current Assets

Current assets increased $795,948, from $6,021,430 at December 31, 2008 to $6,817,378 at June 30, 2009. This increase was primarily due to the Wilhelmsen charter payments received during the 2009 Period in excess of the corresponding non-recourse debt payments due and paid. The increase in cash was also due to the proceeds received in January 2009 from the sale of medical equipment on lease to Hudson Crossing. Also, during the 2009 Period, we reclassified the equipment returned by Spansion from an operating lease to assets held for sale. The increase in current assets was offset by distributions paid to our Manager and additional members during the 2009 Period.

Total Liabilities

     Total liabilities decreased $8,030,499, from $82,447,892 at December 31, 2008 to $74,417,393 at June 30, 2009. The decrease was primarily due to the paydown of non-recourse debt in the ordinary course of business, a decrease in the fair value of our interest rate swap contracts related to the debt associated with the Samar Spirit and the Wilhelmsen Vessels, as well as a decrease in deferred revenue resulting from the difference in timing between cash receipts and revenue recognition.

Current Liabilities

Current liabilities decreased $880,824, from $20,010,794 at December 31, 2008 to $19,129,970 at June 30, 2009. The decrease was primarily due to a decrease in the fair value of our interest rate swap contracts related to the debt associated with the Samar Spirit and the Wilhelmsen Vessels, as well as a decrease in deferred revenue due to the difference in timing between cash receipts and revenue recognition.

Members’ Equity

Members’ equity increased $2,675,038, from $31,783,252 at December 31, 2008 to $34,458,290 at June 30, 2009. The increase was primarily due to the results of our operations and the change in valuation of our interest rate swap contracts, which was partially offset by distributions to our members.

Liquidity and Capital Resources

Cash Flow Summary

At June 30, 2009 and December 31, 2008, we had cash and cash equivalents of $1,013,162 and $779,544, respectively. During our operating period, our main source of cash was proceeds from sales of equipment as well as from collections on non-leveraged operating and direct finance leases, which has continued during our liquidation period. During our operating period, which ended on April 30, 2008, our main use of cash was principally for distributions to our members, which we anticipate will continue during our liquidation period.

Operating Activities

Sources of Cash

Sources of cash from operating activities increased $433,903, from $541,196 in the 2008 Period to $975,099 in the 2009 Period. The increase was primarily due to our Manager’s decision to waive management fees and administrative expense reimbursements following the commencement of our liquidation period.

Our net cash provided by operating activities in the 2008 Period was $541,196, primarily due to the collection of finance lease receivables relating to the Wildwood and Spansion leases, as well as from operating lease receivables related to the Short Hills, Hudson Crossing and Rite Aid leases.

Investing Activities

Sources of Cash

Sources of cash from investing activities decreased $598,937, from $968,920 in the 2008 Period to $369,983 in the 2009 Period. The decrease was primarily due to a reduction in proceeds from sales of equipment and distributions received from our joint ventures in excess of profits. During the 2009 Period, proceeds we received from sales of equipment of approximately $170,000, which consisted of proceeds received from the sale of our investments in certain unguaranteed residual values of approximately $18,000 and from the sale of medical equipment on lease to Hudson Crossing for $152,000.

Our primary source of cash from investing activities in the 2008 Period was the net proceeds from the sales of equipment of approximately $241,000 from the sale of the Railcars, and approximately $501,000 on the sale of investments in unguaranteed residual values. We also received distributions representing the return of capital from joint ventures in the amount of approximately $226,000.

Uses of Cash

Uses of cash in investing activities were $15,000 in the 2008 Period. We made no investments during the 2009 Period as we were in our liquidation period.

Financing Activities

Uses of Cash

Uses of cash in financing activities decreased $3,341,010, from $4,452,474 in the 2008 Period to $1,111,464 in the 2009 Period. The decrease was due to cash distributions of $1,111,464 paid to our members during the 2009 Period as compared to cash distributions of $4,452,474 paid to our members during the 2008 Period.

Sources of Liquidity

We have non-recourse long-term debt obligations consisting of notes payable in which the lender has a security interest in our equipment and an assignment of the rental payments under the lease. In such cases, the lender is being paid directly by the lessee. The outstanding balance of our non-recourse long-term debt was $70,492,023 and $77,448,699 at June 30, 2009 and December 31, 2008, respectively.  Our revolving line of credit has $19,670,000 available as of June 30, 2009 for additional working capital.  Our existing leases have funded, and we anticipate will continue to fund, these obligations.

During our liquidation period, our primary use of cash has been, and we expect will continue to be, distributions to our members.  We, at our Manager’s discretion, paid monthly distributions to each of our additional members beginning the first month after each such member was admitted through the end of our operating period, which was on April 30, 2008. During the liquidation period, we plan to make distributions in accordance with the terms of our LLC Agreement. We expect that distributions made during our liquidation period will vary, depending on the timing of the sale of our assets, and our receipt of rental and other income from our investments. We paid distributions to additional members and our Manager of $1,100,350 and $11,114, respectively, for the 2009 Period.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosure related to these items since the filing of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2009, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares of limited liability company interests sold or redeemed during the three months ended June 30, 2009.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended June 30, 2009.

Item 5.  Other Information

Not applicable.

Item 6. Exhibits

3.1
Certificate of Limited Liability Company of Registrant (Incorporated by reference to Exhibit 4.3 to Pre-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed with the SEC on October 12, 2001 (File No. 333-67638)).

4.1
Amended and Restated Operating Agreement of Registrant (Incorporated by reference to Exhibit A to Pre-Effective Amendment No. 2 to Registrant’s Registration Statement on Form S-1 filed with the SEC on November 20, 2001 (File No. 333-67638)).

4.2
Amendment to the Registrant’s Amended and Restated Operating Agreement (Incorporated by reference to Exhibit 4.1.1 to Post-Effective Amendment No.1 to Registrant’s Registration Statement on Form S-1 filed with the SEC on August 19, 2002 (File No. 333-67638)).

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

10.3
Loan Modification Agreement, by and between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC, dated May 1, 2008. (Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q dated May 20, 2008).

10.4
Loan Modification Agreement, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC, ICON Leasing Fund Twelve, LLC and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., dated August 12, 2009.

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

August 12, 2009

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

 August 12, 2009

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

 August 12, 2009

/s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer
(Principal Accounting and Financial Officer)

29