Form 10-Q
period 2009-09-30
ICON INCOME FUND NINE LLC
filed 2009-11-06
CIK 1157522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2009

or
[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-50217

ICON Income Fund Nine, LLC
(Exact name of registrant as specified in its charter)

Delaware	13-4183234
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

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
[  ] Yes   [X] No

Number of outstanding shares of limited liability company interests of the registrant on November 1, 2009 is 97,955.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets
	September 30,
	2009	December 31,
	(unaudited)	2008
Current assets:
Cash and cash equivalents	$1,176,504	$779,544
Current portion of net investment in finance leases	5,469,083	4,931,094
Other current assets	195,951	310,792
Assets held for sale	303,994	-

Total current assets	7,145,532	6,021,430

Non-current assets:
Net investment in finance leases, less current portion	19,134,566	23,254,147
Leased equipment at cost (less accumulated depreciation of $15,184,781 and $12,060,032, respectively)	75,477,489	80,239,768
Investments in joint ventures	2,037,050	2,386,093
Investment in unguaranteed residual values	781,188	830,764
Other non-current assets, net	1,397,196	1,498,942

Total non-current assets	98,827,489	108,209,714

Total Assets	$105,973,021	$114,231,144

Liabilities and Members' Equity

Current liabilities:
Current portion of non-recourse long-term debt	$15,219,485	$15,011,601
Interest rate swap contracts	2,477,787	3,513,483
Deferred revenue	541,673	988,634
Accrued expenses and other current liabilities	333,818	497,076

Total current liabilities	18,572,763	20,010,794

Non-current liabilities:
Non-recourse long-term debt, less current portion	51,501,056	62,437,098

Total Liabilities	70,073,819	82,447,892

Commitments and contingencies (Note 12)

Members' Equity:
Additional Members	38,772,514	35,721,203
Manager	(477,963)	(508,786)
Accumulated other comprehensive loss	(2,395,349)	(3,429,165)

Total Members' Equity	35,899,202	31,783,252

Total Liabilities and Members' Equity	$105,973,021	$114,231,144

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:
Rental income	$3,284,630	$3,816,454	$10,183,333	$12,224,104
Finance income	1,138,811	1,410,454	3,586,908	4,333,654
Income (loss) from investments in joint ventures	29,561	(8,269)	70,843	(1,973,774)
Net gain on sales of equipment and unguaranteed residual values	522,113	46,439	539,437	498,293
Interest and other (loss) income	(8,075)	(86,180)	25,259	53,057

Total revenue	4,967,040	5,178,898	14,405,780	15,135,334

Expenses:
Management fees - Manager	-	-	-	526,469
Administrative expense reimbursements - Manager	-	-	-	149,844
General and administrative	136,338	244,049	1,306,719	1,366,544
Interest	1,250,488	1,528,193	3,924,033	4,767,277
Depreciation and amortization	1,344,756	1,418,008	4,072,795	4,338,548
Impairment loss	-	-	-	3,866,551

Total expenses	2,731,582	3,190,250	9,303,547	15,015,233

Net income	$2,235,458	$1,988,648	$5,102,233	$120,101

Net income allocable to:
Additional Members	$2,213,104	$1,968,762	$5,051,211	$118,900
Manager	22,354	19,886	51,022	1,201

	$2,235,458	$1,988,648	$5,102,233	$120,101

Weighted average number of additional shares
of limited liability company interests outstanding	97,955	97,955	97,955	97,955

Net income per weighted average additional
share of limited liability company interests	$22.59	$20.10	$51.57	$1.21

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Members' Equity

				Accumulated
	Additional Member	Additional		Other Comprehensive	Total Members'
	Shares	Members	Manager	Loss	Equity
Balance, December 31, 2008	97,955	$35,721,203	$(508,786)	$(3,429,165)	$31,783,252

Net income	-	1,832,610	18,511	-	1,851,121
Change in valuation of interest rate
swap contracts	-	-	-	332,260	332,260
Comprehensive income					2,183,381
Cash distributions to members	-	(450,585)	(4,551)	-	(455,136)

Balance, March 31, 2009 (unaudited)	97,955	37,103,228	(494,826)	(3,096,905)	33,511,497

Net income	-	1,005,497	10,157	-	1,015,654
Change in valuation of interest rate
swap contracts	-	-	-	587,467	587,467
Comprehensive income					1,603,121
Cash distributions to members	-	(649,765)	(6,563)	-	(656,328)

Balance, June 30, 2009 (unaudited)	97,955	37,458,960	(491,232)	(2,509,438)	34,458,290

Net income	-	2,213,104	22,354	-	2,235,458
Change in valuation of interest rate
swap contracts	-	-	-	114,089	114,089
Comprehensive income					2,349,547
Cash distributions to members	-	(899,550)	(9,085)	-	(908,635)

Balance, September 30, 2009 (unaudited)	97,955	38,772,514	(477,963)	(2,395,349)	35,899,202

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$5,102,233	$120,101
Adjustments to reconcile net income to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(9,019,000)	(8,907,429)
Finance income	(3,586,908)	(4,333,654)
(Income) loss from investments in joint ventures	(70,843)	1,973,774
Net gain on sale of equipment and unguaranteed residual values	(539,437)	(498,293)
Depreciation and amortization	4,072,795	4,338,548
Interest expense from amortization of debt financing costs	153,321	160,860
Interest expense on non-recourse financing paid directly
to lenders by lessees	3,702,932	4,600,811
Impairment loss	-	3,866,551
Changes in operating assets and liabilities:
Collection of finance leases	1,748,284	673,592
Other assets, net	40,888	(313,701)
Deferred revenue	(446,961)	(708,289)
Accrued expenses and other current liabilities	85,591	(82,216)
Distributions from joint ventures	125,248	127,513

Net cash provided by operating activities	1,368,143	1,018,168

Cash flows from investing activities:
Proceeds from sales of equipment	754,278	830,795
Distributions from joint ventures in excess of profits	294,638	340,938

Net cash provided by investing activities	1,048,916	1,171,733

Cash flows from financing activities:
Cash distributions to members	(2,020,099)	(6,240,064)

Net cash used in financing activities	(2,020,099)	(6,240,064)

Net increase (decrease) in cash and cash equivalents	396,960	(4,050,163)

Cash and cash equivalents, beginning of the period	779,544	5,571,481

Cash and cash equivalents, end of the period	$1,176,504	$1,521,318

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

Nine Months Ended
September 30,
2009	2008
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long-term debt
directly to lenders by lessees	$14,439,216	$18,878,298

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
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

The manager of the LLC is ICON Capital Corp., a Delaware corporation (the “Manager”). The Manager manages and controls the business affairs of the LLC, including, but not limited to, the equipment leases and other financing transactions that the LLC entered into pursuant to the terms of the LLC’s amended and restated operating agreement (the “LLC Agreement”). Additionally, the Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the LLC.

Effective April 30, 2008, the LLC completed its operating period. On May 1, 2008, the LLC entered its liquidation period, during which the LLC will sell its assets in the normal course of business.

Members’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the additional members and 1% to the Manager until each additional member has (a) received cash distributions and liquidation proceeds sufficient to reduce its adjusted capital account to zero and (b) received, in addition, other distributions and allocations that would provide an 8% per year cumulative return, compounded daily, on its outstanding adjusted capital account.  After such time, distributions will be allocated 90% to the additional members and 10% to the Manager.

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the LLC have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  In the opinion of the Manager, all adjustments considered necessary for a fair presentation have been included. These consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2008. The results for the interim period are not necessarily indicative of the results for the full year.  The Manager has evaluated all subsequent events through November 6, 2009, the date the consolidated financial statements were issued.

The consolidated financial statements include the accounts of the LLC and its majority-owned subsidiaries and other controlled entities. All intercompany accounts and transactions have been eliminated in consolidation. In joint ventures where the LLC has majority ownership, the financial condition and results of operations of the joint venture are consolidated. Noncontrolling interest represents the minority owner’s proportionate share of its equity in the joint venture. The noncontrolling interest is adjusted for the minority owner’s share of the earnings, losses, investments and distributions of the joint venture.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

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

Effective January 1, 2009, the LLC adopted and, for presentation and disclosure purposes, retrospectively applied the accounting pronouncement relating to noncontrolling interests in consolidated financial statements. As a result, noncontrolling interests are reported as a separate component of consolidated equity and net income attributable to the noncontrolling interest is included in consolidated net income (loss). The adoption of this standard had no impact on the LLC’s consolidated financial statements for the nine months ended September 30, 2009.

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
September 30, 2009
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

Reclassifications

Certain reclassifications have been made to the accompanying consolidated financial statements in prior periods to conform to the current presentation.

Recently Adopted Accounting Pronouncements

On January 1, 2009, the LLC adopted the accounting pronouncement relating to accounting for fair value measurements, which establishes a framework for measuring fair value and enhances fair value measurement disclosure for non-financial assets and liabilities. The adoption of this accounting pronouncement for non-financial assets and liabilities did not have a significant impact on the LLC’s consolidated financial statements.

On January 1, 2009, the LLC adopted the accounting pronouncement that amended the current accounting and disclosure requirements for derivative instruments. The requirements were amended to enhance how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The LLC was required to provide such disclosures beginning with the quarter ended March 31, 2009.

During the quarter ended June 30, 2009, the LLC adopted the accounting pronouncement that provides additional guidance for estimating fair value in accordance with the accounting standard for fair value measurements when the volume and level of activity for the asset or liability have significantly decreased. This pronouncement also provides guidance for identifying transactions that are not orderly. This pronouncement was effective prospectively for all interim and annual reporting periods ending after June 15, 2009. The adoption of this accounting pronouncement did not have a significant impact on the LLC’s consolidated financial statements.

During the quarter ended June 30, 2009, the LLC adopted the accounting pronouncement that amends the requirements for disclosures about fair value of financial instruments, regarding the fair value of financial instruments for annual, as well as interim, reporting periods. This pronouncement was effective prospectively for all interim and annual reporting periods ending after June 15, 2009. The adoption of this accounting pronouncement did not have a significant impact on the LLC’s consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

During the quarter ended June 30, 2009, the LLC adopted the accounting pronouncement regarding the general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued. This pronouncement was effective prospectively for interim and annual reporting periods ending after June 15, 2009. The adoption of this accounting pronouncement did not have a significant impact on the LLC’s consolidated financial statements.

During the quarter ended September 30, 2009, the LLC adopted Accounting Standards Codification 105, “Generally Accepted Accounting Principles,” which establishes the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”), which supersedes all existing accounting standard documents and will become the single source of authoritative non-governmental US GAAP.  All other accounting literature not included in the Codification will be considered non-authoritative.  This accounting standard is effective for interim and annual periods ending after September 15, 2009. The LLC has conformed its consolidated financial statements and related notes to the new Codification for the quarter ended September 30, 2009.

(3)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	September 30,	December 31,
	2009	2008

Minimum rents receivable	$34,336,367	$41,504,866
Estimated residual values	37,201	37,201
Unearned income	(9,769,919)	(13,356,826)

Net investment in finance leases	24,603,649	28,185,241

Less: Current portion of net
investment in finance leases	5,469,083	4,931,094

Net investment in finance leases,
less current portion	$19,134,566	$23,254,147

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	September 30,	December 31,
	2009	2008
Aircraft	$48,453,180	$48,453,180
Marine vessel	40,285,787	40,285,787
Manufacturing, telecommunications
and computer equipment	1,923,303	3,560,833

	90,662,270	92,299,800
Less: Accumulated depreciation	15,184,781	12,060,032

	$75,477,489	$80,239,768

Depreciation expense was $1,335,668 and $4,055,754 for the three and nine months ended September 30, 2009, respectively. Depreciation expense was $1,386,069 and $4,238,770 for the three and nine months ended September 30, 2008, respectively.

Manufacturing, Telecommunications and Computer Equipment

On June 20, 2003, the LLC acquired a manufacturing device previously on lease (the “AMD Lease”) to Spansion, LLC (“Spansion”).  On August 1, 2003, the LLC acquired semi-conductor memory testing equipment subject to two leases (the “FASL Leases”) with Spansion. The FASL Leases were each renewed for a 15-month period commencing on April 1, 2008.

On March 1, 2009, Spansion filed a petition for reorganization under Chapter 11 in United States Bankruptcy Court.  On March 12, 2009, Spansion rejected the FASL Leases and affirmed the AMD Lease.  On June 3, 2009, Spansion returned the equipment subject to the FASL Leases, which has been classified on the consolidated balance sheets as assets held for sale and has been recorded at the lower of its carrying value or fair market value less estimated costs to sell.  Based on the Manager’s assessment of the equipment and knowledge of the market for such equipment, the lease rejections are not expected to have a material adverse effect on the LLC’s consolidated financial statements.

Effective July 1, 2009, the AMD Lease was extended on a month-to-month basis. On July 29, 2009, the equipment subject to the AMD Lease was sold for approximately $585,000 and the LLC recognized a gain of approximately $432,000.

For all three Spansion leases, there is a residual interest sharing agreement with a third-party broker that is payable when a minimum return on investment has been attained. For the three and nine months ended September 30, 2009, an aggregate amount of approximately $380,000 and $525,000, respectively, was distributed to the third party or accrued in accordance with the terms of the residual interest sharing agreement. For the three and nine months ended September 30, 2008, an aggregate amount of approximately $161,000 and $594,000, respectively, was distributed to the third party in accordance with the terms of the residual interest sharing agreement.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(4)	Leased Equipment at Cost - continued

Aggregate annual minimum future rents receivable from the LLC’s non-cancelable operating leases consisted of the following at September 30, 2009:

For the period October 1 to December 31, 2009	$3,270,541
For the year ending December 31, 2010	$12,490,388
For the year ending December 31, 2011	$8,913,000

(5)	Investments in Joint Ventures

The LLC and one of its affiliates, ICON Income Fund Eight B, L.P., an entity also managed and controlled by the Manager (“Fund Eight B”), formed a joint venture, discussed below, for the purpose of acquiring and managing a leased aircraft.  The LLC and Fund Eight B have substantially identical investment objectives and participate on the same terms and conditions.  Each of the LLC and Fund Eight B has a right of first refusal to purchase the equipment, on a pro-rata basis, if the other member desires to sell its interests in the equipment or joint venture.

ICON Aircraft 126, LLC

During February 2002, the LLC and Fund Eight B formed ICON Aircraft 126, LLC (“ICON 126”) for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited, a Cayman Islands registered company that owns, through an owner trust, an Airbus A340-313X MSN 126 (“Aircraft 126”). Aircraft 126 was subject to a lease with Cathay Pacific Airways Limited (“Cathay”) at the time of purchase, which was consummated during March 2002. The lease was initially scheduled to expire in March 2006, but has been extended to July 1, 2011. The LLC and Fund Eight B each have a 50% ownership interest in ICON 126.

Information as to the results of operations of ICON 126 is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$1,592,143	$1,592,785	$4,776,433	$4,778,327
Net loss	$(27,452)	$(102,997)	$(108,810)	$(4,204,698)
LLC's share of net loss	$(13,726)	$(51,498)	$(54,405)	$(2,102,349)

Net loss in joint ventures for the nine months ended September 30, 2008 was primarily due to the recognition of an impairment loss of $3,900,000 by ICON 126. ICON 126 did not record a similar impairment charge during the nine months ended September 30, 2009.

ICON Global Crossing II, LLC

On September 27, 2006, the LLC and ICON Income Fund Ten, LLC, an entity also managed by the Manager (“Fund Ten”), formed ICON Global Crossing II, LLC (“Global Crossing II”), with original ownership interests of approximately 17% and 83%, respectively. The total capital contributions made to Global Crossing II were approximately $12,044,000, of which the LLC’s share was approximately $2,000,000.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(5)	Investments in Joint Ventures - continued

On September 28, 2006, Global Crossing II purchased telecommunications equipment for approximately $12,044,000. This equipment is subject to a 48-month lease with Global Crossing Telecommunications, Inc. (“Global Crossing”) that commenced on November 1, 2006. The Manager was paid an acquisition fee of $60,000 relating to this transaction. On October 31, 2006, ICON Leasing Fund Eleven, LLC, an entity also managed by the Manager (“Fund Eleven”), made a capital contribution of approximately $1,841,000 to Global Crossing II.  The contribution changed the ownership interests for the LLC, Fund Ten and Fund Eleven at October 31, 2006 to 14.40%, 72.34% and 13.26%, respectively.  The additional contribution was used to purchase telecommunications equipment subject to a 48-month base lease term with Global Crossing that commenced on November 1, 2006.

Information as to the results of operations of Global Crossing II is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$980,952	$980,952	$2,942,856	$2,942,856
Net income	$300,601	$300,210	$869,950	$873,347
LLC's share of net income	$43,287	$43,230	$125,273	$125,762

(6)	Investment in Unguaranteed Residual Values

On December 31, 2003, the LLC entered into an agreement with Summit Asset Management Limited to acquire a 90% interest in the unguaranteed residual values of manufacturing and technology equipment valued at approximately $37,713,000 and on lease to various lessees located in the United Kingdom for approximately $4,454,000.  The LLC’s investment return is contingent upon the residual value of the equipment after repayment of the debt. For the three months ended September 30, 2009, the LLC did not receive any proceeds from the sale of unguaranteed residual values. For the nine months ended September 30, 2009, the LLC received approximately $18,000 in proceeds from the sale of unguaranteed residual values and recognized a net loss of approximately $32,000. For the three and nine months ended September 30, 2008, the LLC received approximately $101,000 and $608,000, respectively, in proceeds from the sale of unguaranteed residual values and recognized a net gain of approximately $46,000 and $185,000, respectively.

(7)	Non-Recourse Long-Term Debt

The aggregate maturities of non-recourse long-term debt were as follows at September 30, 2009:

For the period October 1 to December 31, 2009	$4,283,445
For the year ending December 31, 2010	15,262,908
For the year ending December 31, 2011	36,374,188
For the year ending December 31, 2012	5,400,000
For the year ending December 31, 2013	5,400,000
$66,720,541

As of September 30, 2009 and December 31, 2008, the LLC had net debt financing costs of $336,512 and $489,835, respectively.  For the three and nine months ended September 30, 2009, the LLC recognized amortization expense related to the capitalized debt financing costs of $48,788 and $153,321, respectively. For the three and nine months ended September 30, 2008, the LLC recognized amortization expense related to the capitalized debt financing costs of $43,006 and $160,860, respectively.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(8)	Revolving Line of Credit, Recourse

The LLC and certain entities sponsored and organized by the Manager, Fund Eight B, Fund Ten, Fund Eleven, ICON Leasing Fund Twelve, LLC (“Fund Twelve”) and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen” and, together with the LLC, Fund Eight B, Fund Ten, Fund Eleven and Fund Twelve, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”). The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At September 30, 2009, no amounts were accrued related to the LLC’s joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the Borrowers have a beneficial interest.

The Facility expires on June 30, 2011 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year. The interest rate at September 30, 2009 was 4.0%. In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility.

Aggregate borrowings by all Borrowers under the Facility amounted to $7,625,000 at September 30, 2009. The LLC had no borrowings outstanding under the Facility as of such date. The balances of $365,000 and $7,260,000 were borrowed by Fund Eight B and Fund Eleven, respectively. Subsequent to September 30, 2009, Fund Eight B and Fund Eleven repaid $150,000 and $5,000,000, respectively, which reduced Fund Eight B’s and Fund Eleven’s outstanding loan balances to $215,000 and $2,260,000, respectively.

Pursuant to the Loan Agreement, the Borrowers are required to comply with certain covenants.  At September 30, 2009, the Borrowers were in compliance with all covenants.

(9)	Transactions with Related Parties

In accordance with the terms of the LLC Agreement, the LLC paid the Manager (i) management fees ranging from 1% to 7% based on a percentage of the rentals recognized either directly by the LLC or through its joint ventures, and (ii) acquisition fees, through the end of the operating period, of 3% of the purchase price of the LLC’s investments.  In addition, the Manager was reimbursed for administrative expenses incurred in connection with the LLC’s operations. The Manager also has a 1% interest in the LLC’s profits, losses, cash distributions and liquidation proceeds.

The Manager performs certain services relating to the management of the LLC’s equipment leasing and financing activities. Such services include, but are not limited to, the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaising with and general supervision of lessees to ensure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(9)	Transactions with Related Parties - continued

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

Effective April 1, 2008 and May 1, 2008, the Manager waived its rights to all future administrative expense reimbursements and management fees, respectively. For the three and nine months ended September 30, 2009, the Manager waived $83,168 and $265,775 of administrative expense reimbursements, respectively, and $262,161 and $822,643 of management fees, respectively. For the three and nine months ended September 30, 2008, the Manager waived $105,518 and $243,839 of administrative expense reimbursements, respectively, and $414,506 and $737,536 of management fees, respectively.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates were as follows:

			Three Months Ended		Nine Months Ended
			September 30,		September 30,
Entity	Capacity	Description	2009	2008	2009	2008
ICON Capital Corp.	Manager	Management fees (1)	$-	$-	$-	$526,469
ICON Capital Corp.	Manager	Administrative expense reimbursements (1)	-	-	-	149,844
			$-	$-	$-	$676,313

(1) Amount charged directly to operations.

(10)	Derivative Financial Instruments

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

The LLC accounts for derivative financial instruments in accordance with the accounting pronouncements, which establish accounting and reporting standards for derivative financial instruments. These accounting pronouncements require the LLC to recognize all derivatives as either assets or liabilities on the consolidated balance sheets and measure those instruments at fair value. The LLC recognizes the fair value of all derivatives as either assets or liabilities on the consolidated balance sheets and changes in the fair value of such instruments are recognized immediately in earnings unless certain accounting criteria established by the accounting pronouncements are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC recognizes the changes in fair value of such instruments in accumulated other comprehensive income (loss) (“AOCI”), a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
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

As of September 30, 2009, the LLC had four floating-to-fixed interest rate swaps relating to the three car and truck carrying vessels on bareboat charter (“Wilhelmsen Vessels”) to Wilhelmsen Lines Shipowning AS (“Wilhelmsen”) and the Samar Spirit, an Aframax product tanker (“Samar Spirit”), on lease to Teekay Corporation (“Teekay”), designated as cash flow hedges with an aggregate notional amount of $35,313,075.  These interest rate swaps have maturity dates ranging from July 25, 2011 to September 23, 2013.

For these derivatives, the LLC reports the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the statement of operations as the impact of the hedged transaction. During the nine months ended September 30, 2009, the LLC recorded no hedge ineffectiveness in earnings.  At September 30, 2009, total unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was approximately $2,395,000.

During the twelve months ending September 30, 2010, the LLC estimates that approximately $1,501,000 will be transferred from AOCI to interest expense.

The table below presents the fair value of the LLC’s derivative financial instruments and classification within the LLC’s consolidated balance sheet as of September 30, 2009:

Derivatives designated as hedging instruments:	Liability Derivative
	Balance Sheet Location	Fair Value
Interest rate swaps	Interest rate swap contracts	$2,477,787

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(10)	Derivative Financial Instruments - continued

The tables below present the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of operations for the three and nine months ended September 30, 2009:

Three months ended September 30, 2009
Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swaps	$(356,830)	Interest expense	$(470,919)	Gain (loss) on financial instruments	$-

Nine months ended September 30, 2009
Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swaps	$(353,370)	Interest expense	$(1,387,186)	Gain (loss) on financial instruments	$-

Derivative Risks

The LLC manages exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that the LLC has with any individual bank and through the use of minimum credit quality standards for all counterparties. The LLC does not require collateral or other security in relation to derivative financial instruments. Since it is the LLC’s policy to enter into derivative contracts with banks of internationally acknowledged standing only, the LLC considers the counterparty risk to be remote.

As of September 30, 2009, the fair value of the derivatives in a liability position was $2,477,787. In the event that the LLC would be required to settle its obligations under the agreements as of September 30, 2009, the termination value would be $2,595,947.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(11)	Fair Value of Financial Instruments

The LLC accounts for the fair value of financial instruments in accordance with the accounting pronouncements, which require assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

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

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Liabilities:

Derivative liabilities	$-	$2,477,787	$-	$2,477,787

(1) Quoted prices in active markets for identical assets or liabilities.
(2) Observable inputs other than quoted prices in active markets for identical assets and liabilities.
(3) No observable pricing inputs in the market.

The LLC’s derivative contracts, including interest rate swaps, are valued using models based on readily observable market parameters for all substantial terms of the LLC’s derivative contracts and are classified within Level 2. As permitted by the accounting pronouncements, the LLC uses market prices and pricing models for fair value measurements of its derivative instruments. The fair value of the derivative liabilities was recorded in derivative instruments within the consolidated balance sheets.

Fair value information with respect to the LLC’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates. The estimated fair value of the LLC’s non-recourse long-term debt was based on the discounted value of future cash flows expected to be received from the loan based on terms consistent with the range of the LLC’s internal pricing strategies for transactions of this type.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(11)	Fair Value of Financial Instruments - continued

	September 30, 2009
	Carrying Amount	Fair Value
Fixed rate non-recourse long-term debt	$31,407,463	$33,167,750

(12)	Commitments and Contingencies

The LLC has entered into certain residual sharing and remarketing agreements with various third parties.  In connection with these agreements, residual proceeds received in excess of specific amounts may be shared with these third parties based on specific formulas. The obligation related to these agreements is recorded at fair value.

ICON Aircraft 128, LLC, a wholly-owned subsidiary of the LLC (“ICON 128”), is a party to a residual sharing agreement with Airfleet Credit Corporation (“Airfleet”) and HXO Leasing Limited.  Pursuant to the terms of the Airfleet Residual Sharing Agreement, all proceeds received in connection with the sale or lease extension of the Airbus A340-313X MSN 128 (“Aircraft 128”) on lease to Cathay in excess of $4,250,000 of the loan balance associated with the aircraft will be allocated 55% to ICON 128 and 45% to Airfleet.

On February 23, 2005, ICON Cash Flow Partners L.P. Seven, an affiliate of the LLC (“L.P. Seven”), assigned to the LLC 3.02% of its rights to the profits, losses, and cash flows from its limited partnership interest in an entity that owns a 100% interest in a mobile offshore drilling rig.  L.P. Seven assigned the rights to the LLC as repayment of its $755,000 outstanding debt obligation pursuant to a contribution agreement that the LLC entered into with some of its affiliates in connection with the line of credit agreement the LLC had with Comerica Bank.  This assignment increased the LLC’s rights to the profits, losses and cash flows from L.P. Seven’s limited partnership interest from 2.60%, which was assigned to the LLC in November 2004 as repayment of L.P. Seven’s $650,000 outstanding debt obligation, to 5.62%.  The repayment amount represented the Manager’s estimated fair value of L.P. Seven's interest in the mobile offshore drilling rig at February 23, 2005. The fair value of this interest was determined using an appraisal and cash flow analysis.  During the year ended December 31, 2006, the LLC received approximately $253,000 in cash distributions related to this assignment.

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

Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, under the terms of our LLC Agreement. We entered our liquidation period on May 1, 2008. During our liquidation period, we are selling and will continue to sell our assets in the ordinary course of business. As we sell our assets, both rental income and finance income will decrease over time, as will expenses related to our assets, such as depreciation and amortization expense. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and the debt is repaid to the lender. As leased equipment is sold, we will incur gains or losses on these sales. We will continue to liquidate our assets during this period and we expect to see a reduction in revenue and expenses accordingly.

Lease and Other Significant Transactions

Wildwood Manufacturing Equipment

On January 21, 2009, we filed a lawsuit in the U.S. District Court for the Southern District of New York against Wildwood Industries, Inc. (“Wildwood”) and its owners who guaranteed Wildwood’s obligations to us.  Our claims are for breaches of the leases and guarantees for Wildwood’s failure to pay rents. On March 5, 2009, an involuntary petition under Chapter 11 of the United States Bankruptcy Code was filed against Wildwood by three of Wildwood’s creditors in United States Bankruptcy Court. On September 18, 2009, the involuntary petition under Chapter 11 of the United States Bankruptcy Code was converted to a Chapter 7 case by the United States Bankruptcy Court Trustee.  We do not expect to receive any further recovery from Wildwood.

Spansion Manufacturing Equipment

On June 20, 2003 and August 1, 2003, we acquired the equipment subject to the AMD Lease and the FASL Leases, respectively. The FASL Leases were each renewed for a 15-month period commencing on April 1, 2008.

On March 1, 2009, Spansion filed a petition for reorganization under Chapter 11 in United States Bankruptcy Court.  On March 12, 2009, Spansion rejected the FASL Leases and affirmed the AMD Lease.  On June 3, 2009, Spansion returned the equipment subject to the FASL Leases, which has been classified on our consolidated balance sheets as assets held for sale and has been recorded at the lower of its carrying value or fair market value less estimated costs to sell.  Based on our Manager’s assessment of the equipment and knowledge of the market for such equipment, the lease rejections are not expected to have a material adverse effect on our consolidated financial statements.

Effective July 1, 2009, the AMD Lease was extended on a month-to-month basis. On July 29, 2009, the equipment subject to the AMD Lease was sold for approximately $585,000 and we recognized a gain of approximately $432,000.

Other Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a significant impact on our consolidated financial statements as of September 30, 2009. See Note 2 to our consolidated financial statements for a discussion of accounting pronouncements that we have recently adopted.

Results of Operations for the Three Months Ended September 30, 2009 (the “2009 Quarter”) and 2008 (the “2008 Quarter”)

Revenue for the 2009 Quarter and the 2008 Quarter are summarized as follows:

	Three Months Ended
	September 30,
	2009	2008	Change
Rental income	$3,284,630	$3,816,454	$(531,824)
Finance income	1,138,811	1,410,454	(271,643)
Income (loss) from investments in joint ventures	29,561	(8,269)	37,830
Net gain on sales of equipment and unguaranteed residual values	522,113	46,439	475,674
Interest and other (loss) income	(8,075)	(86,180)	78,105

Total revenue	$4,967,040	$5,178,898	$(211,858)

Total revenue for the 2009 Quarter decreased $211,858, or 4.1%, as compared to the 2008 Quarter. The decrease in revenue was primarily due to the decrease in rental income and finance income. The decrease in rental income was primarily attributable to the sale of digital mini-labs previously on lease to Rite Aid Corporation (“Rite Aid”), the sale of medical equipment previously on lease to Hudson Crossing Surgery Center (“Hudson Crossing”) and the sale of the equipment subject to the AMD Lease. In addition, no rental income was recognized from the Wildwood lease and the FASL Leases following the impairment of those assets in December 2008 and March 2009, respectively, after which we ceased recognizing revenue. The decrease in finance income was due to the normal lifecycle of our bareboat charters with Wilhelmsen, which experience scheduled, declining revenue over the course of the bareboat charters. The decrease in total revenue is offset by the net gain on sales of equipment and unguaranteed residual values composed primarily of the gain on sale of the equipment subject to the AMD Lease in July of 2009. The decrease in total revenue was also offset by a reduction in the loss recognized on our foreign currency transactions. During the 2008 Quarter, we recognized a loss on foreign currency transactions of approximately $103,000 compared to a gain of approximately $8,000 during the 2009 Quarter.

Expenses for the 2009 Quarter and the 2008 Quarter are summarized as follows:

	Three Months Ended
	September 30,
	2009	2008	Change
General and administrative	$136,338	$244,049	$(107,711)
Interest	1,250,488	1,528,193	(277,705)
Depreciation and amortization	1,344,756	1,418,008	(73,252)

Total expenses	$2,731,582	$3,190,250	$(458,668)

Total expenses for the 2009 Quarter decreased $458,668, or 14.4%, as compared to the 2008 Quarter. The decrease in interest expense was primarily due to a reduction in the principal balance of debt outstanding related to our leases with Cathay in the amount of approximately $72,000 and our bareboat charters with Teekay and Wilhelmsen in the amount of approximately $88,000 and $116,000, respectively. The decrease in general and administrative expense was primarily due to the impairment of the Wildwood asset and the equipment subject to the FASL Leases in December 2008 and March 2009, respectively. The decrease in depreciation and amortization expense was primarily due to the sale of digital mini-labs previously on lease to Rite Aid, the sale of medical equipment previously on lease to Hudson Crossing and the sale of the equipment subject to the AMD Lease.

Net Income

As a result of the foregoing factors, net income for the 2009 Quarter and the 2008 Quarter was $2,235,458 and $1,988,648, respectively. Net income per weighted average additional share of limited liability company interests for the 2009 Quarter and the 2008 Quarter was $22.59 and $20.10, respectively.

Results of Operations for the Nine Months Ended September 30, 2009 (the “2009 Period”) and 2008 (the “2008 Period”)

Revenue for the 2009 Period and the 2008 Period are summarized as follows:

	Nine Months Ended
	September 30,
	2009	2008	Change
Rental income	$10,183,333	$12,224,104	$(2,040,771)
Finance income	3,586,908	4,333,654	(746,746)
Income (loss) from investments in joint ventures	70,843	(1,973,774)	2,044,617
Net gain on sales of equipment and unguaranteed residual values	539,437	498,293	41,144
Interest and other income	25,259	53,057	(27,798)

Total revenue	$14,405,780	$15,135,334	$(729,554)

Total revenue for the 2009 Period decreased $729,554, or 4.8%, as compared to the 2008 Period. The decrease in rental income during the 2009 Period was primarily due to the sale of railcars (the “Railcars”) owned by our wholly-owned subsidiary, ICON Rail I, LLC, the sale of digital mini-labs previously on lease to Rite Aid, the sale of medical equipment previously on lease to Hudson Crossing and the sale of the equipment subject to the AMD Lease. We reclassified the lease with Short Hills Surgical Center (“Short Hills”) from an operating lease to a direct finance lease in 2008. As such, no rental income was recognized during the 2009 Period for that lease. In addition, no rental income was recognized from the Wildwood lease and the FASL Leases following the impairment of those assets in December 2008 and March 2009, respectively, after which we ceased recognizing revenue. The decrease in finance income was primarily due to the normal lifecycle of our bareboat charters with Wilhelmsen, which experience scheduled, declining revenue over the course of the bareboat charters. The decrease in revenue was offset by an approximately $1,950,000 decrease in the loss from investment in joint ventures from our 50% ownership interest in ICON 126, which recognized an impairment loss of $3,900,000 in the 2008 Period. ICON 126 did not record a similar impairment charge in the 2009 Period.

Expenses for the 2009 Period and the 2008 Period are summarized as follows:

	Nine Months Ended
	September 30,
	2009	2008	Change
Management fees - Manager	$-	$526,469	$(526,469)
Administrative expense reimbursements - Manager	-	149,844	(149,844)
General and administrative	1,306,719	1,366,544	(59,825)
Interest	3,924,033	4,767,277	(843,244)
Depreciation and amortization	4,072,795	4,338,548	(265,753)
Impairment loss	-	3,866,551	(3,866,551)

Total expenses	$9,303,547	$15,015,233	$(5,711,686)

Total expenses for the 2009 Period decreased $5,711,686, or 38.0%, as compared to the 2008 Period. The decrease in total expenses was primarily attributable to the impairment charge of approximately $3,900,000 recognized by ICON 128 in the 2008 Period. We did not record a similar impairment charge in the 2009 Period. The decrease in interest expense was due to a reduction in the principal balance of debt outstanding related to our leases with Cathay and our bareboat charters with Teekay and Wilhelmsen. The decrease in both management fees and administrative expense reimbursements-Manager was due to our Manager’s decision to waive all future administrative expense reimbursements and management fees effective April 1, 2008 and May 1, 2008, respectively, following the commencement of our liquidation period. The decrease in depreciation and amortization expense was due to the sale of digital mini-labs previously on lease to Rite Aid, the sale of medical equipment previously on lease to Hudson Crossing and the sale of the equipment subject to the AMD Lease. In addition, no depreciation expense was recognized on the equipment subject to the Wildwood lease and the FASL Leases following the impairment of those assets in December 2008 and March 2009, respectively.

Net Income

As a result of the foregoing factors, the net income for the 2009 Period and the 2008 Period was $5,102,233 and $120,101, respectively. The net income per weighted average additional share of limited liability company interests for the 2009 Period and the 2008 Period was $51.57 and $1.21, respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2009, compared to December 31, 2008.

Total Assets

Total assets decreased $8,258,123 from $114,231,144 at December 31, 2008 to $105,973,021 at September 30, 2009. The decrease was primarily due to the reduction in our net investment in finance leases through collections in the ordinary course of business and depreciation of our leased equipment.

Current Assets

Current assets increased $1,124,102, from $6,021,430 at December 31, 2008 to $7,145,532 at September 30, 2009. This increase was primarily due to Wilhelmsen charter payments received during the 2009 Period in excess of the corresponding non-recourse debt payments due and paid. The increase in cash was also due to the proceeds received in January 2009 and July 2009 from the sale of medical equipment on lease to Hudson Crossing and the sale of the equipment subject to the AMD Lease, respectively. Also, during the 2009 Period, we reclassified the equipment returned by Spansion from an operating lease to assets held for sale. The increase in current assets was offset by distributions paid to our Manager and additional members during the 2009 Period.

Total Liabilities

Total liabilities decreased $12,374,073, from $82,447,892 at December 31, 2008 to $70,073,819 at September 30, 2009. The decrease was primarily due to the scheduled repayments of our non-recourse debt in the ordinary course of business, a decrease in the fair value of our interest rate swap contracts related to the debt associated with the Samar Spirit and the Wilhelmsen Vessels, as well as a decrease in deferred revenue resulting from the difference in timing between cash receipts and revenue recognition.

Current Liabilities

Current liabilities decreased $1,438,031, from $20,010,794 at December 31, 2008 to $18,572,763 at September 30, 2009. The decrease was primarily due to a decrease in the fair value of our interest rate swap contracts related to the debt associated with the Samar Spirit and the Wilhelmsen Vessels, as well as a decrease in deferred revenue due to the difference in timing between cash receipts and revenue recognition.

Members’ Equity

Members’ equity increased $4,115,950, from $31,783,252 at December 31, 2008 to $35,899,202 at September 30, 2009. The increase was due to the results of our operations and the change in valuation of our interest rate swap contracts partially offset by distributions to our members.

Liquidity and Capital Resources

Cash Flow Summary

At September 30, 2009 and December 31, 2008, we had cash and cash equivalents of $1,176,504 and $779,544, respectively. During our operating period, our main sources of cash were proceeds from sales of equipment as well as from collections on non-leveraged operating and direct finance leases. These have continued to be our main sources of cash during our liquidation period. During our operating period, which ended on April 30, 2008, our main use of cash was principally for distributions to our members, which we anticipate will continue during our liquidation period.

Operating Activities

Sources of Cash

Sources of cash from operating activities increased $349,975, from $1,018,168 in the 2008 Period to $1,368,143 in the 2009 Period. The increase was primarily due to our Manager’s decision to waive management fees and administrative expense reimbursements following the commencement of our liquidation period.

Our net cash provided by operating activities in the 2008 Period was $1,018,168, primarily from the collection of finance lease receivables relating to the Wildwood and Spansion leases as well as from operating lease receivables related to the Short Hills, Hudson Crossing and Rite Aid leases.

Investing Activities

Sources of Cash

Sources of cash from investing activities decreased $122,817, from $1,171,733 in the 2008 Period to $1,048,916 in the 2009 Period. The decrease was primarily due to a reduction in proceeds from sales of equipment and distributions received from our joint ventures in excess of profits. During the 2009 Period, we received proceeds from sales of equipment of approximately $754,000, which consisted of proceeds received from the sale of our investments in certain unguaranteed residual values of approximately $18,000, the sale of medical equipment on lease to Hudson Crossing for $152,000 and the sale of the equipment subject to the AMD Lease for approximately $585,000. During the 2009 Period, we received approximately $295,000 in distributions from joint ventures in excess of profits.

Our primary source of cash from investing activities in the 2008 Period was the net proceeds from the sales of equipment of approximately $223,000 from the sale of the Railcars, and approximately $608,000 on the sale of investments in unguaranteed residual values. We also received distributions representing the return of capital from joint ventures of approximately $341,000.

Uses of Cash

There have been no new investment activities during the 2008 Period and the 2009 Period, as we are in our liquidation period.

Financing Activities

Uses of Cash

Uses of cash in financing activities decreased $4,219,965, from $6,240,064 in the 2008 Period to $2,020,099 in the 2009 Period. The decrease was due to cash distributions of $2,020,099 paid to our members during the 2009 Period as compared to cash distributions of $6,240,064 paid to our members during the 2008 Period.

Sources of Liquidity

We have non-recourse long-term debt obligations consisting of notes payable in which the lender has a security interest in our equipment and an assignment of the rental payments under the lease. In such cases, the lender is being paid directly by the lessee. The outstanding balance of our non-recourse long-term debt was $66,720,541 and $77,448,699 at September 30, 2009 and December 31, 2008, respectively.  Our revolving line of credit had $22,375,000 available as of September 30, 2009 for additional working capital.  Our existing leases have funded, and we anticipate will continue to fund, these obligations.

During our liquidation period, our primary use of cash has been, and we expect will continue to be, distributions to our members.  We, at our Manager’s discretion, paid monthly distributions to each of our additional members beginning the first month after each such member was admitted through the end of our operating period, which was on April 30, 2008. During the liquidation period, we plan to make distributions in accordance with the terms of our LLC Agreement. We expect that distributions made during our liquidation period will vary, depending on the timing of the sale of our assets, and our receipt of rental and other income from our investments. We paid distributions to additional members and our Manager of $1,999,900 and $20,199, respectively, for the 2009 Period.

Our Manager believes that the cash we currently have available, the cash being generated from our leases and the proceeds from equipment and asset sales will be sufficient to continue our operations into the foreseeable future. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ businesses that are beyond our control.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosure related to these items since the filing of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2009, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares of limited liability company interests sold or redeemed during the three months ended September 30, 2009.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended September 30, 2009.

Item 5.  Other Information

Not applicable.

Item 6. Exhibits

3.1
Certificate of Limited Liability Company of Registrant (Incorporated by reference to Exhibit 4.3 to Pre-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed with the SEC on October 12, 2001 (File No. 333-67638)).

4.1
Amended and Restated Operating Agreement of Registrant (Incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 2 to Registrant’s Registration Statement on Form S-1 filed with the SEC on November 20, 2001 (File No. 333-67638)).

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

10.2
Loan Modification Agreement, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC, dated December 26, 2006 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 26, 2006).

10.3
Loan Modification Agreement, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC, and ICON Income Fund Twelve, LLC,  dated June 20, 2007.

10.4
Third Loan Modification Agreement, by and between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC, dated as of May 1, 2008 (Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed May 20, 2008).

10.5
Fourth Loan Modification Agreement, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC, ICON Leasing Fund Twelve, LLC and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., dated August 12, 2009 (Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed August 13, 2009).

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

ICON Income Fund Nine, LLC
(Registrant)

By: ICON Capital Corp.
      (Manager of the Registrant)

November 6, 2009

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

November 6, 2009

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

November 6, 2009

By: /s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer
(Principal Accounting and Financial Officer)

29