Form 10-K
period 2009-12-31
ICON INCOME FUND NINE LLC
filed 2010-03-26
CIK 1157522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transitional period from _____ to _____

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
Yes     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes     No ☑

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
  Yes    No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer       Accelerated filer         Non-accelerated filer ☑     Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
   Yes     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  Not applicable. There is no established market for shares of the registrant.

Number of outstanding shares of limited liability company interests of the registrant on March 19, 2010 is 97,955.

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

Item 1. Business

Our History

ICON Income Fund Nine, LLC (the “LLC” or “Fund Nine”) was formed on July 11, 2001 as a Delaware limited liability company.  The LLC will continue until December 31, 2020, unless terminated sooner.  When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” or similar terms refer to the LLC and its consolidated subsidiaries.

Our manager is ICON Capital Corp., a Delaware corporation (our “Manager”). Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions that we entered into pursuant to the terms of our amended and restated operating agreement (our “LLC Agreement”).

We are currently in our liquidation period. Our initial capitalization was $1,000, which was contributed by our Manager.  We offered shares of limited liability company interests (“Shares”) with the intent to raise up to $100,000,000 of capital and we commenced business operations on our initial closing date, December 18, 2001, when we issued 1,250 Shares, representing $1,249,910 of capital contributions.  Between December 19, 2001 and April 30, 2003, our final closing date, we sold an additional 98,416 Shares representing $98,403,564 of capital contributions, bringing the total sale of Shares and capital contributions to 99,666 and $99,653,474, respectively.  Through December 31, 2009, we redeemed 1,711 Shares, bringing the total number of outstanding Shares to 97,955.

Our Business

We operate as an equipment leasing program in which the capital our members invested was pooled together to make investments, pay fees and establish a small reserve. We primarily acquired equipment subject to lease, purchased equipment and leased it to third-party end users or financed equipment for third parties, provided equipment and other financing and, to a lesser degree, acquired ownership rights to leased equipment at lease expiration. Some of our equipment leases were acquired for cash and provide current cash flow, which we refer to as “income” leases. For the other equipment leases, we financed the majority of the purchase price through borrowings from third parties. We refer to these leases as “growth” leases. These growth leases generate little or no current cash flow because substantially all of the rental payments received from the lessee are used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipated that the future value of the leased equipment would exceed our cash portion of the purchase price.

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

At December 31, 2009 and 2008, we had total assets of $102,900,677 and $114,231,144, respectively.  For the year ended December 31, 2009, three lessees accounted for approximately 95% of our total rental and finance income of $18,162,892.  We had net income for the year ended December 31, 2009 of $6,700,146.  For the year ended December 31, 2008, three lessees accounted for approximately 83% of our total rental and finance income of $21,820,889.  We had net income for the year ended December 31, 2008 of $1,047,818.  For the year ended December 31, 2007, three lessees accounted for approximately 77% of our total rental and finance income of $20,579,263. We had net income attributable to us for the year ended December 31, 2007 of $7,940,018.

At December 31, 2009, our portfolio, which we hold either directly or through joint ventures, consisted primarily of the following investments:

Air Transportation Equipment

•
We own one Airbus A340-313X aircraft (“Aircraft 128”) and have a 50% ownership interest through a joint venture with ICON Income Fund Eight B L.P. (“Fund Eight B”), an entity also managed by our Manager, in a second Airbus A340-313X aircraft (“Aircraft 126”). Both aircraft are on lease to Cathay Pacific Airways Limited (“Cathay”). The leases are scheduled to expire on December 1, 2011 and July 1, 2011, respectively.

Marine Vessels

•
We own three car and truck carrying vessels (“Wilhelmsen Vessels”) on bareboat charter to Wilhelmsen Lines Shipowning AS (“Wilhelmsen”). Effective March 14, 2006, the terms of the bareboat charters were extended through December 22, 2013.

•	We own the Samar Spirit (“Samar Spirit”), an Aframax product tanker, which is subject to bareboat charter with an affiliate of the Teekay Corporation (“Teekay”) that expires on July 23, 2011.

Telecommunications Equipment

•
We have a 14.40% ownership interest in ICON Global Crossing II, LLC (“Global Crossing II”), which purchased telecommunications equipment that is subject to a lease with Global Crossing Telecommunications, Inc. and Global Crossing North American Networks, Inc. (collectively, the “Global Crossing Group”).  The lease expires on October 31, 2010.

Energy Equipment

•	We have a 5.62% interest in the rights to the profits, losses and cash flows from an entity that owns a 50% interest in a mobile offshore drilling rig subject to a lease with Rowan Companies, Inc.

For a discussion of the significant transactions that we engaged in during the years ended December 31, 2009, 2008 and 2007, please refer to “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segment Information

We are engaged in one business segment, the business of purchasing equipment and leasing it to third-party end users, providing equipment and other financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.

Competition

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. When we made our investments, we competed, and as we seek to liquidate our portfolio, we compete with a variety of competitors, including other equipment leasing and finance funds, hedge funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Competition from both traditional competitors and new market entrants has intensified in recent years due to growing marketplace liquidity and increasing recognition of the attractiveness of the commercial leasing and finance industry.  Our competitors may have been and/or may be in a position to offer equipment to prospective customers on financial terms that were or are more favorable than those that we could offer or that we can offer in liquidating our portfolio, which may have affected our ability to make investments and may affect our ability to liquidate our portfolio, in each case, in a manner that would enable us to achieve our investment objectives.  For additional information about our competition and other risks related to our operations, please see “Item 1A. Risk Factors.”

Employees

We have no direct employees.  Our Manager has full and exclusive control over our management and operations.

Available Information

Our Annual Report on Form 10-K, our most recent Quarterly Reports on Form 10-Q and any amendments to those reports and our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our Manager’s internet website at http://www.iconcapital.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). The information contained on our Manager’s website is not deemed part of this Annual Report on Form 10-K. Our reports are also available on the SEC’s website at http://www.sec.gov.

Financial Information Regarding Geographic Areas

We have long-lived assets, which include finance leases and operating leases, and we generate revenues in geographic areas outside of the United States. For additional information, see Note 15 to our consolidated financial statements.

Item 1A. Risk Factors

We are subject to a number of risks.  Careful consideration should be given to the following risk factors, in addition to the other information included in this Annual Report.  The risks and uncertainties described below are not the only ones we may face.  Each of these risk factors could adversely affect our business operating results and/or financial condition, as well as adversely affect the value of an investment in our Shares.  In addition to the following disclosures, please refer to the other information contained in this Annual Report including the consolidated financial statements and the related notes.

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

The Internal Revenue Service (the “IRS”) may deem the majority of your distributions to be a return of capital for tax purposes during our early years. Distributions would be deemed to be a return of capital for tax purposes to the extent that we are distributing cash in an amount greater than our taxable income. The fact that the IRS deems distributions to be a return of capital in part and we report an adjusted tax basis to you on Form K-1 is not an indication that we are performing greater than or less than expectations and cannot be utilized to forecast what your final return might be.

Your ability to resell your Shares is limited by the absence of a public trading market and, therefore, you should be prepared to hold your Shares for the life of the fund.

A public market does not exist for our Shares and we do not anticipate that a public market will develop for our Shares, our Shares are not currently and will not be listed on any national securities exchange at any time, and we will take steps to assure that no public trading market develops for our Shares. In addition, our LLC Agreement imposes significant restrictions on your right to transfer your Shares.  We have established these restrictions to comply with federal and State securities laws and so that we will not be considered to be a publicly traded partnership that is taxed as a corporation for federal income tax purposes. Your ability to sell or otherwise transfer your Shares is extremely limited and will depend on your ability to identify a buyer. Thus, you will probably not be able to sell or otherwise liquidate your Shares in the event of an emergency and if you were able to arrange a sale, the price you receive would likely be at a substantial discount to the price you paid for your Shares.  As a result, you must view your investment in our Shares as a long-term, illiquid investment.

If you choose to request that we redeem your Shares, you may receive significantly less than you would receive if you were to hold your Shares for the life of the fund.

You may request that we redeem up to all of your Shares. We are under no obligation to do so, however, and will have only limited cash available for this purpose. If we redeem your Shares, the redemption price has been unilaterally set and, depending upon when you request redemption, the redemption price may be less than the unreturned amount of your investment. If your Shares are redeemed, the redemption price may provide you a significantly lower value than the value you would realize by retaining your Shares for the duration of the fund.

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

The Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Internal Revenue Code of 1986, as amended (the “Code”) may apply what is known as the look-through rule to an investment in our Shares. Under that rule, the assets of an entity in which a qualified plan or IRA has made an equity investment may constitute assets of the qualified plan or IRA. If you are a fiduciary of a qualified plan or IRA, you should consult with your advisors and carefully consider the effect of that treatment if that were to occur. If the look-through rule were to apply, our Manager may be viewed as an additional fiduciary with respect to the qualified plan or IRA to the extent of any decisions relating to the undivided interest in our assets represented by the Shares held by such qualified plan or IRA. This could result in some restriction on our Manager’s willingness to engage in transactions that might otherwise be in the best interest of all Share holders due to the strict rules of ERISA regarding fiduciary actions.

The statements of value that we include in this Annual Report on Form 10-K and future Annual Reports on Form 10-K and that we will send to fiduciaries of plans subject to ERISA and to certain other parties is only an estimate and may not reflect the actual value of our Shares.

The statements of estimated value are based on the estimated value of each Share (i) as of the close of our fiscal year, for the annual statements included in this and future Annual Reports on Form 10-K and (ii) as of September 30 of each fiscal year, for annual statements sent to fiduciaries of plans subject to ERISA and certain other parties. Management, in part, will rely upon third-party sources and advice in arriving at this estimated value. No independent appraisals on the particular value of our Shares will be obtained and the value will be based upon an estimated fair market value as of the referenced date for such value. Because this is only an estimate, we may subsequently revise any valuation that is provided. We cannot assure that:

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

•	the statement of value, or the method used to establish value, complies with any reporting and disclosure or valuation requirements under ERISA, Code requirements or other applicable law.

You have limited voting rights and are required to rely on our Manager to make all of our investment decisions and achieve our investment objectives.

Our Manager will make all of our investment decisions, including determining the investments and the dispositions we make. Our success will depend upon the quality of the investment decisions our Manager makes, particularly relating to our investments in equipment and the realization of such investments. You are not permitted to take part in managing, establishing or changing our investment objectives or policies.

The decisions of our Manager may be subject to conflicts of interest.

The decisions of our Manager may be subject to various conflicts of interest arising out of its relationship to us and our affiliates. Our Manager could be confronted with decisions in which it will, directly or indirectly, have an economic incentive to place its respective interests or the interests of our affiliates above ours. As of December 31, 2009, our Manager is managing seven other equipment leasing and finance funds. See “Item 13.  Certain Relationships and Related Transactions, and Director Independence.”  These conflicts may include, but are not limited to:

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
•
our Manager is our “tax matters partner” and is able to negotiate with the IRS to settle tax disputes that would bind us and our members that might not be in your best interest given your individual tax situation; and

•	our Manager can make decisions as to when and whether to sell a jointly-owned asset when the co-owner is another business it manages.

The Investment Committee of our Manager is not independent.

Any conflicts in determining and allocating investments between us and our Manager, or between us and another fund managed by our Manager, were resolved by our Manager’s investment committee, which also serves as the investment committee for other funds managed by our Manager. Since all of the members of our Manager’s investment committee are officers of our Manager and are not independent, matters determined by such investment committee, including conflicts of interest between us and our Manager and our affiliates involving investment opportunities, may not have been as favorable to you and our other investors as they would be if independent members were on the committee. Generally, if an investment was appropriate for more than one fund, our Manager’s investment committee allocated the investment to a fund (which includes us) after taking into consideration at least the following factors:

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

Our Manager is required to evaluate our internal controls over financial reporting in order to allow management to report on, and if and when required, our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations of the SEC thereunder, which we refer to as “Section 404.” During the course of testing, our Manager may identify deficiencies that it may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to complete our annual evaluations required by Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and the achievement of our investment objectives.

We are subject to certain reporting requirements and are required to file certain periodic reports with the SEC.

We are subject to reporting requirements under the Securities Exchange Act of 1934, including the filing of quarterly and annual reports. Prior public funds sponsored by our Manager have been and are subject to the same requirements. Some of these funds have been required to amend previously filed reports to, among other things, restate the audited or unaudited financial statements filed in such reports. As a result, the prior funds have been delinquent in filing subsequent quarterly and annual reports when they became due. If we experience delays in the filing of our reports, our members may not have access to timely information concerning us, our operations, and our financial results.

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

Although we acquired some of our investments for cash, we borrowed a substantial portion of the purchase price of certain of our investments. While we believe the use of leverage resulted in our ability to make more investments with less risk than if leverage was not utilized, there can be no assurance that the benefits of greater size and diversification of our portfolio will offset the heightened risk of loss in an individual investment using leverage.  With respect to non-recourse borrowings, if we are unable to pay our debt service obligations because a lessee, borrower or other counterparty defaults, a lender could foreclose on the investment securing the non-recourse indebtedness. This could cause us to lose all or part of our investment or could force us to meet debt service payment obligations so as to protect our investment subject to such indebtedness and prevent it from being subject to repossession.  Additionally, while the majority of our borrowings were non-recourse, we are jointly and severally liable for recourse indebtedness incurred under a revolving line of credit facility with California Bank & Trust (“CB&T”) that is secured by certain of our assets that are not otherwise pledged to other lenders. CB&T has a security interest in such assets and the right to sell those assets to pay off the indebtedness if we default on our payment obligations.  This recourse indebtedness may increase our risk of loss because we must meet the debt service payment obligations regardless of the revenue we receive from the investment that is subject to such secured indebtedness.

Restrictions imposed by the terms of our indebtedness may limit our financial flexibility.

We, together with certain of our affiliates (entities managed by our Manager), Fund Eight B, ICON Income Fund Ten, LLC (“Fund Ten”), ICON Leasing Fund Eleven, LLC (“Fund Eleven”), ICON Leasing Fund Twelve, LLC (“Fund Twelve”) and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”), are party to the revolving line of credit agreement with CB&T, as amended.  The terms of that agreement could restrict us from paying distributions to our members if such payments would cause us not to be in compliance with our financial covenants in that agreement.  For additional information on the terms of our credit agreement, see “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

A significant part of the value of a significant portion of the equipment that we invested in is expected to be the potential value of the equipment once the lease term expires (with respect to leased equipment). Generally, equipment is expected to decline in value over its useful life. In making these types of investments, we assumed a residual value for the equipment at the end of the lease or other investment that, at maturity, was expected to be enough to return the cost of our investment in the equipment and provide a rate of return despite the expected decline in the value of the equipment over the term of the investment. However, the actual residual value of the equipment at maturity and whether that value meets our expectations will depend to a significant extent upon the following factors, many of which are beyond our control:

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

We typically obtained representations from the sellers and lessees of used equipment that:

•	the equipment has been maintained in compliance with the terms of applicable agreements;
•	that neither the seller nor the lessee was in violation of any material terms of such agreements; and
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

We entered into transactions with parties that had senior debt rated below investment grade. We did not require such parties to have a minimum credit rating. Lessees, borrowers, and other counterparties with lower credit ratings may default on payments to us more frequently than lessees, borrowers or other counterparties with higher credit ratings. For example, if a lessee does not make lease payments to us or to a lender on our behalf or a borrower does not make loan payments to us when due, or violates the terms of its contract in another important way, we may be forced to terminate our agreements with such parties and attempt to recover the equipment. We may do this at a time when we may not be able to arrange for a new lease or to sell our investment right away, if at all. We would then lose the expected revenues and might not be able to recover the entire amount or any of our original investment. The costs of recovering equipment upon a lessee’s or borrower’s default, enforcing the obligations under the contract, and transporting, storing, repairing, and finding a new lessee or purchaser for the equipment may be high and may negatively affect the value of our investment in the equipment. These costs could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.

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

In addition to business uncertainties, our investments may be affected by political, social, and economic uncertainty affecting a country or region. Many financial markets are not as developed or as efficient as those in the U.S. and, as a result, liquidity may be reduced and price volatility may be higher. The legal and regulatory environment may also be different, particularly with respect to bankruptcy and reorganization. Financial accounting standards and practices may also differ and there may be less publicly available information with respect to such companies. While our Manager considered these factors when making investment decisions, no assurance can be given that we will be able to fully avoid these risks or generate sufficient risk-adjusted returns.

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

We invested in joint ventures with other businesses our Manager manages, as well as with unrelated third parties. Investing in joint ventures involves additional risks not present when acquiring leased equipment that will be wholly owned by us. These risks include the possibility that our co-investors might become bankrupt or otherwise fail to meet financial commitments, thereby obligating us to pay all of the debt associated with the joint venture, as each party to a joint venture may be required to guarantee all of the joint venture’s obligations. Alternatively, the co-investors may have economic or business interests or goals that are inconsistent with our investment objectives and want to manage the joint venture in ways that do not maximize our return. Among other things, actions by a co-investor might subject leases that are owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement. Also, when none of the joint owners control a joint venture, there might be a stalemate on decisions, including when to sell the equipment or the prices or terms of a lease. Finally, while we typically have the right to buy out the other joint owner’s interest in the equipment in the event of the sale, we may not have the resources available to do so. These risks could negatively affect our profitability and could result in legal and other costs, which would negatively affect our liquidity and cash flows.

We may not be able to obtain insurance for certain risks and would have to bear the cost of losses from non-insurable risks.

Equipment may be damaged or lost. Fire, weather, accidents, theft or other events can cause damage or loss of equipment. While our transaction documents generally require lessees and borrowers to have comprehensive insurance and assume the risk of loss, some losses, such as from acts of war, terrorism or earthquakes, may be either uninsurable or not economically feasible to insure. Furthermore, not all possible liability claims or contingencies affecting equipment can be anticipated or insured against, and, if insured, the insurance proceeds may not be sufficient to cover a loss. If such a disaster occurs to the equipment, we could suffer a total loss of any investment in the affected equipment. In investing in some types of equipment, we may have been exposed to environmental tort liability. Although we used our best efforts to minimize the possibility and exposure of such liability including by means of attempting to obtain insurance, we cannot assure you that our assets will be protected against any such claims. These risks could negatively affect our profitability and could result in legal and other costs, which would negatively affect our liquidity and cash flows.

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

State laws determine what rates of interest are deemed usurious, when the applicable rate of interest is determined, and how it is calculated. In addition, some U.S. courts have also held that certain lease features, such as equity interests, constitute additional interest. Although we generally sought assurances and/or opinions to the effect that our transactions do not violate applicable usury laws, a finding that our transactions violate usury laws could result in the interest obligation to us being declared void and we could be liable for damages and penalties under applicable law. We cannot assure you as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard. We also cannot make any assurances as to the standards that courts in foreign jurisdictions may use or that courts in foreign jurisdictions will take a position similar to that taken in the United States.

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

When we made our investments, we competed primarily on the basis of pricing, terms and structure. To the extent that our ability to make favorable investments was adversely affected by any combination of those factors, we could fail to achieve our investment objectives.  In addition, our competitors may have been and/or may be in a position to offer equipment to prospective customers on financial terms that were or are more favorable than those that we could offer or that we can offer in liquidating our portfolio, which may have affected our ability to make favorable investments and may affect our ability to liquidate our portfolio, in each case, in a manner that would enable us to achieve our investment objectives.

General Tax Risks

If the IRS classifies us as a corporation rather than a partnership, your distributions would be reduced under current tax law.

We did not and will not apply for an IRS ruling that we will be classified as a partnership for federal income tax purposes. Although counsel rendered an opinion to us at the time of our offering that we will be taxed as a partnership and not as a corporation, that opinion is not binding on the IRS and the IRS has not ruled on any federal income tax issue relating to us. If the IRS successfully contends that we should be treated as a corporation for federal income tax purposes rather than as a partnership, then:

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

In any particular year, your tax liability from owning our Shares may exceed the cash distributions you receive from this investment. While we expect that your net taxable income from owning our Shares for most years will be less than your cash distributions in those years, to the extent any of our debt is repaid with income or proceeds from equipment sales, taxable income could exceed the amount of cash distributions you receive in those years. Additionally, a sale of our investments may result in taxes in any year that are greater than the amount of cash from the sale, resulting in a tax liability in excess of cash distributions. Further, due to the operation of the various loss disallowance rules, in a given tax year you may have taxable income when, on a net basis, we have a loss, or you may recognize a greater amount of taxable income than our net income because, due to a loss disallowance, income from some of our activities cannot be offset by losses from some of our other activities.

You may be subject to greater income tax obligations than originally anticipated due to special depreciation rules.

We may have acquired equipment subject to lease that the Code requires us to depreciate over a longer period than the standard depreciation period. Similarly, some of the equipment that we purchased was not be eligible for accelerated depreciation under the Modified Accelerated Costs Recovery System, which was established by the Tax Reform Act of 1986 to set forth the guidelines for accelerated depreciation under the Code. Further, if we acquired equipment that the Code deems to be tax-exempt use property and the leases did not satisfy certain requirements, losses attributable to such equipment are suspended and may be deducted only against income we receive from such equipment or when we dispose of such equipment. Depending on the equipment that we acquired and its eligibility for accelerated depreciation under the Code, we may have less depreciation deductions to offset gross lease revenue, thereby increasing our taxable income.

There are limitations on your ability to deduct our losses.

Your ability to deduct your share of our losses is limited to the amounts that you have at risk from owning our Shares. This is generally the amount of your investment, plus any profit allocations and minus any loss allocation and distributions. This determination is further limited by a tax rule that applies the at-risk rules on an activity by activity basis, further limiting losses from a specific activity to the amount at risk in that activity. Additionally, your ability to deduct losses attributable to passive activities is restricted. Some of our operations will constitute passive activities and you can only use our losses from such activities to offset passive activity income in calculating tax liability. Furthermore, passive activity losses may not be used to offset portfolio income.

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

Item 4. (Removed and Reserved)

PART II

Item 5. Market for the Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Our Shares are not publicly traded and there is no established public trading market for our Shares. It is unlikely that any such market will develop.

Number of Members
Title of Class	as of March 19, 2010
Manager (as a member)	1
Additional members	3,244

We, at our Manager’s discretion, paid monthly distributions to each of our members beginning the first month after each member was admitted to the LLC through the end of our operating period, which was on April 30, 2008.  We paid distributions to additional members totaling $2,899,453, $7,678,004 and $8,825,274 for the years ended December 31, 2009, 2008 and 2007, respectively. Additionally, our Manager was paid distributions of $29,285, $77,556 and $89,144 for the years ended December 31, 2009, 2008 and 2007, respectively. The terms of our loan agreement with CB&T, as amended, could restrict us from paying cash distributions to our members if such payment would cause us to not be in compliance with our financial covenants. See “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to have participated in the offering and sale of Shares pursuant to the offering or to participate in any future offering of our Shares, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our members a per Share estimated value of our Shares, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Manager prepares statements of our estimated Share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Shares.  For these purposes, the estimated value of our Shares is deemed to be $443.24 per Share as of December 31, 2009.  This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose.  Because this is only an estimate, we may subsequently revise this valuation.

Following the termination of the offering of our Shares, the estimated value of our Shares is based on the estimated amount that a holder of a Share would receive if all of our assets were sold in an orderly liquidation as of the close of our fiscal year and all proceeds from such sales, without reduction for transaction costs and expenses, together with any cash held by us, were distributed to the members upon liquidation.  To estimate the amount that our members would receive upon such liquidation, we calculated the sum of:  (i) the unpaid finance lease and note receivable payments on our existing finance leases and notes receivable, discounted at the implicit yield for each such transaction, (ii) the fair market value of our operating leases, equipment held for sale or lease, and other assets, as determined by the most recent third-party appraisals we have obtained for certain assets or our Manager’s  estimated values of certain other assets, as applicable, and (iii) our cash on hand.  From this amount, we then subtracted our total debt outstanding and then divided that sum by the total number of Shares outstanding.

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

As noted above, the foregoing valuation was performed solely for the ERISA and FINRA purposes described above and was based solely on our Manager’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation and should not be viewed as an accurate reflection of the value of our Shares or our assets. Except for independent third-party appraisals of certain assets, no independent valuation was sought. In addition, as stated above, as there is no significant public trading market for our Shares at this time and none is expected to develop, there can be no assurance that members could receive $443.24 per Share if such a market did exist and they sold their Shares or that they will be able to receive such amount for their Shares in the future. Furthermore, there can be no assurance:

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

The redemption price we offer in our redemption plan utilizes a different methodology than that which we use to determine the current value of our Shares for the ERISA and FINRA purposes described above and, therefore, the $443.24 per Share does not reflect the amount that a member would currently receive under our redemption plan.  In addition, there can be no assurance that you will be able to redeem your Shares under our redemption plan.

Item 6. Selected Financial Data

The selected financial data should be read in conjunction with the consolidated financial statements and related notes included in “Item 8. Consolidated Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2009	2008	2007	2006	2005
Total revenue (a)	$18,837,809	$20,158,872	$23,460,086	$24,885,153	$30,349,467
Net income (loss) attributable to Fund Nine (b)	$6,700,146	$1,047,818	$7,940,018	$(667,903)	$(2,777,128)
Net income (loss) attributable to Fund Nine
allocable to additional members	$6,633,145	$1,037,340	$7,860,618	$(661,224)	$(2,749,357)
Net income (loss) attributable to Fund Nine
allocable to the Manager	$67,001	$10,478	$79,400	$(6,679)	$(27,771)

Weighted average number of additional shares
of limited liability company interests outstanding	97,955	97,955	98,052	98,123	98,215
Net income (loss) attributable to Fund Nine per weighted average
additional share of limited liability company interests	$67.72	$10.59	$80.17	$(6.74)	$(27.99)

Distributions to additional members	$2,899,453	$7,678,004	$8,825,274	$8,831,229	$8,840,105
Distributions per weighted average additional share
of limited liability company interests	$29.60	$78.38	$90.01	$90.00	$90.01
Distributions to the Manager	$29,285	$77,556	$89,144	$89,204	$89,294

	December 31,
	2009	2008	2007	2006	2005
Total assets (a)	$102,900,677	$114,231,144	$139,570,167	$137,187,658	$151,635,559
Notes payable	$62,437,098	$77,448,699	$96,122,281	$92,480,648	$97,782,942
Members' equity	$36,962,094	$31,783,252	$39,909,465	$42,333,349	$52,543,253

(a) The decline in revenue and total assets is due to the winding down of our operations commencing with the beginning of our liquidation period on May 1, 2008. During our liquidation period, we are selling and will continue to sell our assets in the ordinary course of business. As we sell our assets, both rental income and finance income will continue to decrease over time.

(b) In 2008, we recorded impairment losses of approximately $3,900,000 on our investment in Aircraft 128 and approximately $1,950,000 related to our 50% investment in Aircraft 126. During 2006 and 2005, we recorded impairment losses of approximately $3,005,000 and $3,182,000, respectively.

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

Current Business Environment and Outlook

Recent trends indicate that domestic and global equipment leasing and financing volume is correlated to overall business investments in equipment. According to information provided by Global Insight, Inc., a global forecasting company, and the Equipment Leasing and Finance Foundation, a non-profit foundation dedicated to providing research regarding the equipment leasing and finance industry (“ELFF”), total domestic business investment in equipment and software increased annually from approximately $922 billion in 2002 to approximately $1,205 billion in 2006 and 2007. Similarly, during the same period, total domestic equipment leasing and financing volume increased from approximately $515 billion in 2002 to approximately $684 billion in 2007.

According to the World Leasing Yearbook 2010, which was published by Euromoney Institutional Investor PLC, global equipment leasing volume increased annually from approximately $462 billion in 2002 to approximately $760 billion in 2007.  The most significant source of that increase was due to increased volume in Europe, Asia and South America.  For example, during the same period, total equipment leasing volume in Europe increased from approximately $162 billion in 2002 to approximately $367 billion in 2007, total equipment leasing volume in Asia increased from approximately $71 billion in 2002 to approximately $119 billion in 2007 and total equipment leasing volume in South America increased from approximately $3 billion in 2002 to approximately $41 billion in 2007.  It is believed that global business investment in equipment and global equipment financing volume increased as well during the same period.

The volume of equipment financing typically reflects general economic conditions. As the economy slows or builds momentum, the demand for productive equipment generally slows or builds and equipment financing volume generally decreases or increases. The economy in the United States experienced a downturn from 2001 through 2003, resulting in a decrease in equipment leasing and financing volume during that period. From 2004 through most of 2007, however, the economy in the United States and the global economy in general experienced significant growth, including growth in business investment in equipment and equipment leasing and financing volume.

In general, the U.S. and global credit markets have deteriorated significantly over the past two years.  The U.S. economy entered into a recession in December 2007 and global credit markets continue to experience dislocation and tightening.  Many financial institutions and other financing providers have failed or significantly reduced financing operations, creating both uncertainty and opportunity in the finance industry.

According to information provided by the Equipment Leasing and Finance Association, an equipment finance trade association and affiliate of ELFF (“ELFA”), total domestic business investment in equipment and software decreased to $1,187 billion in 2008.  Similarly, during the same period, total domestic equipment financing volume decreased to $671 billion in 2008. Global business investment in equipment, and global equipment financing volume, decreased as well during the same period.  According to the World Leasing Yearbook 2010, global equipment leasing volume decreased to approximately $644 billion in 2008.  For 2009, domestic business investment in equipment and software is forecasted to drop to an estimated $1,011 billion with a corresponding decrease in equipment financing volume to an estimated $518 billion.  Nevertheless, ELFA projects that domestic investment in equipment and software and equipment financing volume will begin to recover in 2010, with domestic business investment in equipment and software projected to increase to an estimated $1,108 billion in 2010 and $1,255 billion in 2011 and corresponding increases in equipment financing volume to an estimated $583 billion in 2010 and $668 billion in 2011.  As we are currently liquidating our portfolio, however, the recent performance of the equipment leasing and financing market is not expected to be correlated to our performance and our Manager does not expect that there will be any long-term material adverse impact on the demand for equipment that we own.

Lease and Other Significant Transactions

We engaged in the following significant transactions during the years ended December 31, 2009, 2008 and 2007:

Aircraft

During July 2002, we formed a wholly-owned subsidiary, ICON Aircraft 128 LLC (“ICON 128”), for the purpose of acquiring Aircraft 128 for approximately $69,000,000, including the assumption of approximately $64,800,000 of fixed rate non-recourse debt. The lease with Cathay was initially scheduled to expire in June 2006, but has been extended until December 1, 2011. Simultaneously with the lease extension of the aircraft, we refinanced the non-recourse debt associated with the aircraft.

During February 2002, we and Fund Eight B formed ICON Aircraft 126 LLC (“ICON 126”) for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited (“D.A.L.”), a Cayman Islands registered company that owns, through an owner trust, Aircraft 126. ICON 126 completed the transaction during March 2002. The lease with Cathay was initially scheduled to expire in March 2006, but has been extended until July 1, 2011. We and Fund Eight B each have a 50% ownership interest in ICON 126. ICON 126 consolidates the financial position and operations of D.A.L. in its consolidated financial statements.

ICON 126 had a commitment with respect to Aircraft 126 to pay certain maintenance costs, which were incurred on or prior to March 27, 2006. ICON 126 established a maintenance reserve cash account under the original lease to pay for its portion of these costs. This account was funded by free cash from the lease payments in accordance with the terms of the original lease. During 2006, ICON 126 received $182,021 of capital contributions from both of its members, of which $50,000 was for amounts relating to the maintenance reserve cash account and $132,021 was related to costs paid by its members relating to the refinancing of ICON 126's non-recourse debt. During September 2006, approximately $1,153,000 was paid for maintenance costs. The maintenance account for Aircraft 126 was cross-collateralized with the maintenance account for ICON Aircraft 123 LLC (“ICON 123”), a wholly-owned subsidiary of Fund Eight B, pursuant to two first priority charge on cash deposit agreements entered into in connection with the purchase of an Airbus A340-313X aircraft on lease to Cathay (“Aircraft 123”). Under the terms of these agreements, ICON 126 was required to pay on behalf of ICON 123 any maintenance cost shortfalls incurred by the affiliate. On January 30, 2007, ICON 126 paid approximately $143,000 in maintenance costs from its maintenance account on behalf of ICON 123.  The maintenance account and related security interests were then terminated.  ICON 123 will reimburse ICON 126 when the aircraft is sold. The excess cash remaining in ICON 126’s account at December 31, 2009 is approximately $97,000, which includes accreted interest in the amount of approximately $38,000 through December 31, 2009.

Each of ICON 123 and ICON 126 is a party to a residual sharing agreement with respect to its aircraft. (See Notes 5 and 13 in “Item 8. Consolidated Financial Statements and Supplementary Data.”)

In light of unprecedented high fuel prices during 2008 and the related impact on the airline industry, our Manager reviewed our investments in Aircraft 126 and Aircraft 128 as of June 30, 2008.  In accordance with the accounting pronouncement that accounts for the impairment or disposal of long-lived assets, and based upon changes in the airline industry, our Manager determined that Aircraft 126 and Aircraft 128 were impaired.

Based on our Manager’s review, the carrying values of Aircraft 126 and Aircraft 128 exceeded the expected undiscounted future cash flows of Aircraft 126 and Aircraft 128 and, as a result, we recognized an impairment charge representing the difference between the carrying value and the expected discounted future cash flows of Aircraft 126 and Aircraft 128. The expected discounted future cash flows of Aircraft 126 and Aircraft 128 were determined using a market approach, a recent appraisal for Aircraft 126 and Aircraft 128 and recent sales of similar aircraft, as well as other factors, including those discussed below.  As a result, we recognized an impairment loss on Aircraft 128 of approximately $3,900,000 as of June 30, 2008. In addition, as of June 30, 2008, ICON 126 recognized an impairment loss on Aircraft 126 of approximately $3,900,000, of which our share was approximately $1,950,000.

The following factors in 2008, among others, indicated that the full carrying values of Aircraft 126 and Aircraft 128 might not be recoverable: (i) indications that lenders were willing to finance less of the acquisition cost of four-engine aircraft, which increased with each dollar rise of the price of fuel, thereby undermining the carrying value expectations of such aircraft; (ii) the rising cost of fuel was increasing the operating costs of four-engine aircraft and similar capacity twin-engine aircraft, thereby making such aircraft less attractive investments at the time and thereby depressing the market for Aircraft 126 and Aircraft 128; and (iii) the likelihood of aircraft operators switching to more efficient aircraft, thereby depressing the market for Aircraft 126 and Aircraft 128.

During December 2002, we and Fund Eight B formed a joint venture, ICON Aircraft 46835 LLC (“Aircraft 46835”), in which we and Fund Eight B had ownership interests of 85% and 15%, respectively. Aircraft 46835 was formed for the purpose of acquiring a McDonnell Douglas DC10-30F aircraft on lease to Federal Express Corporation (“FedEx”). On December 27, 2002, the joint venture acquired the aircraft for approximately $25,292,000, including approximately $22,292,000 of non-recourse debt. Our portion of the cash purchase price was approximately $2,550,000. On March 30, 2007, Aircraft 46835 sold the aircraft to FedEx for $4,260,000 and recognized a loss on the sale of approximately $640,000.

During March 2003, we and Fund Eight B formed a joint venture, ICON Aircraft 47820 LLC (“Aircraft 47820”), in which we and Fund Eight B had ownership interests of 10% and 90%, respectively. Aircraft 47820 was formed for the purpose of acquiring an investment in a McDonnell Douglas DC10-30F aircraft and two spare engines (the “Aircraft and Engines”) on lease to FedEx. On March 11, 2003, Aircraft 47820 acquired the Aircraft and Engines for approximately $27,288,000, including approximately $24,211,000 of non-recourse debt. Our portion of the cash purchase price was approximately $308,000. On March 30, 2007, Aircraft 47820 sold the Aircraft and Engines to FedEx for $5,475,000 and recognized a loss on the sale of approximately $1,025,000.

Marine Vessel

On July 24, 2007, ICON Samar, LLC (“ICON Samar”), our wholly-owned subsidiary, purchased the Samar Spirit from Teekay. The purchase price for the Samar Spirit was $40,250,000, including the assumption of approximately $23,382,000 of non-recourse debt under a secured loan agreement with Fortis Capital Corp. (“Fortis”). In addition, ICON Samar paid an arrangement fee to Fortis of approximately $175,000 and has a payable to our Manager for approximately $54,000 related to legal fees incurred. Simultaneously with the purchase of the Samar Spirit, a bareboat charter was entered into with Teekay for a term of 48 months. The charter commenced on July 24, 2007 and is scheduled to expire on July 23, 2011. Simultaneously with the execution of the loan agreement, we entered into an interest rate swap contract with Fortis in order to fix the debt interest rate at 6.35% per year. Our Manager waived acquisition fees payable in connection with the purchase.

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

Telecommunications and Computer Equipment

On March 31, 2004, we and Fund Ten formed a joint venture, ICON GeicJV, for the purpose of purchasing information technology equipment subject to a 36-month lease with Government Employees Insurance Company (“GEICO”). We and Fund Ten have ownership interests of 26% and 74%, respectively, in the joint venture.  On April 30, 2004, ICON GeicJV acquired the information technology equipment subject to lease for a total cost of approximately $5,853,000, of which our portion was approximately $1,522,000.

During 2007, GEICO returned equipment with a cost basis of approximately $5,798,000 and extended the leases on a month-to-month basis on other equipment with a cost basis of approximately $55,000. Of the equipment that was returned, ICON GeicJV sold equipment with a net book value of approximately $781,000. ICON GeicJV realized proceeds of approximately $775,000 and recognized a loss of approximately $6,000 on the sale of that equipment. The remaining returned equipment had a net book value of approximately $58,000.

During 2008, the joint venture sold all of the remaining equipment previously on lease to GEICO.  The joint venture realized proceeds of approximately $96,000 and recognized a gain on the sale of equipment of approximately $31,000.

During December 2004, we acquired four Noritsu QSS 3011 digital mini-labs subject to leases with Rite Aid Corporation (“Rite Aid”). The leases expired during November 2007 and were extended on a month-to-month basis. The purchase price of this equipment was approximately $399,000. During September and October of 2008, the four digital mini-labs were sold.  The aggregate proceeds from the sale were $32,000 and we recorded a gain of approximately $2,000.

Manufacturing and Other Investments

On April 30, 2003, we acquired a Double Kraft Paper Forming Tubing Unit on lease to Wildwood Industries, Inc. (“Wildwood”) through February 2007 for approximately $1,350,000. Effective March 1, 2007, the lease was extended for an additional twelve months.  Effective March 1, 2008, this lease was again extended for an additional twelve months and was reclassified as an operating lease. Subject to the terms of the lease renewal, there is a residual interest sharing agreement with a third-party broker, payable upon attainment of a minimum return on investment, whereby all sales proceeds received above $150,000 will be shared equally with the third party. For the years ended December 31, 2009, 2008 and 2007, approximately $0, $130,000 and $87,000, respectively, was distributed to the third party in accordance with the residual interest sharing agreement. On August 31, 2008 and September 30, 2008, two other finance leases with Wildwood expired, were renewed for twelve-month periods, commencing September 1, 2008 and October 1, 2008, respectively, and expired on August 31, 2009 and September 30, 2009, respectively.

At December 31, 2008, our Manager determined that all three assets on lease to Wildwood were fully impaired based on the estimate that lease proceeds would be insufficient to cover the residual position and we recorded an aggregate impairment loss of approximately $283,000 and bad debt expense for uncollectable receivables of approximately $201,000.

On January 21, 2009, we filed a lawsuit in the U.S. District Court for the Southern District of New York against Wildwood and its owners who guaranteed Wildwood’s obligations to us.  Our claims were for breaches of the leases and guarantees for Wildwood’s failure to pay rents. On March 5, 2009, an involuntary petition under Chapter 11 of the United States Bankruptcy Code was filed against Wildwood by three of Wildwood’s creditors in United States Bankruptcy Court. On September 18, 2009, the involuntary petition under Chapter 11 of the United States Bankruptcy Code was converted to a Chapter 7 case by the United States Bankruptcy Trustee. We do not expect to receive any further proceeds from Wildwood.

On June 20, 2003, we acquired a manufacturing device previously on lease (the “AMD Lease”) to Spansion for approximately $6,391,000. On August 1, 2003, we acquired semi-conductor memory testing equipment subject to two leases (the “FASL Leases”) with Spansion for approximately $4,561,000. The FASL Leases were each renewed for a 15-month period commencing on April 1, 2008.

On March 1, 2009, Spansion filed a petition for reorganization under Chapter 11 in United States Bankruptcy Court.  On March 12, 2009, Spansion rejected the FASL Leases and affirmed the AMD Lease.  On June 3, 2009, Spansion returned the equipment subject to the FASL Leases, which has been classified on the consolidated balance sheets as assets held for sale and has been recorded at the lower of its carrying value or fair market value less estimated costs to sell.  Based on our Manager’s assessment of the equipment and knowledge of the market for such equipment, we recorded an impairment charge of approximately $164,000 on the consolidated financial statements for the year ended December 31, 2009.

In July 2009, the equipment subject to the AMD Lease was sold for approximately $585,000 and we recognized a gain on sale of the equipment and lease termination of approximately $432,000.

Each Spansion lease has a related residual interest sharing agreement with a third-party that is triggered when a minimum return on investment has been attained by us. Subject to the original terms, all proceeds received above approximately $633,000 will be shared 35% with the third party. For the years ended December 31, 2009, 2008 and 2007, approximately $350,000, $739,000 and $56,000 was distributed to the third party in accordance with the residual interest sharing agreements.

On February 22, 2010, the U.S. Bankruptcy Court approved a stipulation between us and Spansion allowing our administrative expense claim in the amount of approximately  $90,000 and unsecured claim in the amount of approximately $269,000.  On March 22, 2010, we sold our unsecured claim to a third party for approximately $161,000.

On December 18, 2009, the lease with Short Hills Surgery Center (“Short Hills”) expired and Short Hills purchased the medical equipment for approximately $40,000.

Recently Adopted Accounting Pronouncements

In 2009, we adopted and, for presentation and disclosure purposes, retrospectively applied the accounting pronouncement relating to noncontrolling interests in the consolidated financial statements.  As a result, noncontrolling interests are reported as a separate component of consolidated equity and net income attributable to the noncontrolling interest is included in consolidated net income. The attribution of income between controlling and noncontrolling interests is disclosed on the accompanying consolidated statements of operations. Accordingly, the prior year consolidated financial statements have been revised to conform to the current year presentation. See Note 2 to our consolidated financial statements.

In 2009, we adopted the accounting pronouncement relating to accounting for fair value measurements, which establishes a framework for measuring fair value and enhances fair value measurement disclosure for non-financial assets and liabilities. See Note 2 to our consolidated financial statements.

In 2009, we adopted the accounting pronouncement that amended the current accounting and disclosure requirements for derivative instruments. The requirements were amended to enhance how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. See Note 2 to our consolidated financial statements.

In 2009, we adopted the accounting pronouncement that provides additional guidance for estimating fair value in accordance with the accounting standard for fair value measurements when the volume and level of activity for the asset or liability have significantly decreased. This pronouncement also provides guidance for identifying transactions that are not orderly. This pronouncement was effective prospectively for all interim and annual reporting periods ending after June 15, 2009. See Note 2 to our consolidated financial statements.

 In 2009, we adopted the accounting pronouncement that amends the requirements for disclosures about fair value of financial instruments, regarding the fair value of financial instruments for annual, as well as interim, reporting periods. This pronouncement was effective prospectively for all interim and annual reporting periods ending after June 15, 2009. See Note 2 to our consolidated financial statements.

In 2009, we adopted the accounting pronouncement regarding the general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before the financial statements are issued. This pronouncement was effective prospectively for interim and annual reporting periods ending after June 15, 2009. See Note 2 to our consolidated financial statements.

In 2009, we adopted Accounting Standards Codification 105, “Generally Accepted Accounting Principles,” which establishes the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”), which supersedes all existing accounting standard documents and is the single source of authoritative non-governmental U.S. Generally Accepted Accounting Principles (“US GAAP”).  All other accounting literature not included in the Codification is considered non-authoritative. This accounting standard is effective for interim and annual periods ending after September 15, 2009.  The Codification did not change or alter existing US GAAP and it did not result in a change in accounting practices for us upon adoption.  We have conformed our consolidated financial statements and related notes to the new Codification for the year ended December 31, 2009. See Note 2 to our consolidated financial statements.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in conformity with US GAAP requires our Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates. We applied our critical accounting policies and estimation methods consistently in all periods presented.  We consider the following accounting policies to be critical to our business:

•	Lease classification and revenue recognition;
•	Asset impairments;
•	Depreciation;
•	Initial direct costs;
•	Acquisition fees; and
•	Derivative financial instruments.

Lease Classification and Revenue Recognition

Each equipment lease we entered into is classified as either a finance lease or an operating lease, which is determined based upon the terms of each lease. For a finance lease, the initial direct costs were capitalized and amortized over the lease term.  For an operating lease, the initial direct costs were included as a component of the cost of the equipment and depreciated over the lease term.

For finance leases, we recorded, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected.  Accounts receivable are stated at their estimated net realizable value. Deferred revenue is the difference between the timing of the receivables billed and the income recognized on a straight-line basis.

Our Manager has an investment committee that approved each new equipment lease and other financing transaction.  As part of its process, the investment committee determined the residual value, if any, to be used once the investment was approved.  The factors considered in determining the residual value included, but were not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment was integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operated. Residual values are reviewed for impairment in accordance with our impairment review policy.

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

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender.  Generally in the latter situation, the residual position relates to equipment subject to third-party non-recourse debt where the lessee remits its rental payments directly to the lender and we do not recover our residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Depreciation

We record depreciation expense on equipment when the lease is classified as an operating lease.  In order to calculate depreciation, we first determined the depreciable equipment cost, which is the cost less the estimated residual value.  The estimated residual value is our estimate of the value of the equipment at lease termination.  Depreciation expense is recorded by applying the straight-line method of depreciation to the depreciable equipment cost over the lease term.

Initial Direct Costs

We capitalize initial direct costs associated with the origination and funding of leased assets and other financing transactions in accordance with the accounting pronouncement that accounts for nonrefundable fees and costs associated with originating or acquiring loans and initial direct costs of leases. The costs are amortized on a lease by lease basis based on the actual lease term using a straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable. Costs related to leases or other financing transactions that are not consummated are expensed as an acquisition expense.

Acquisition Fees

Pursuant to our LLC Agreement, we paid acquisition fees to our Manager equal to 3% of the purchase price for our investments. These fees were capitalized and included in the cost of the investment.

Derivative Financial Instruments

We may enter into derivative transactions for purposes of hedging specific financial exposures, including changes in interest rates of our non-recourse long-term debt. We enter into these instruments only for hedging underlying exposures. We do not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges. Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though we believe that these are effective economic hedges.

We account for derivative financial instruments in accordance with the accounting pronouncements, which establish accounting and reporting standards for derivative financial instruments. These accounting pronouncements require us to recognize all derivatives as either assets or liabilities on the consolidated balance sheets and measure those instruments at fair value. We recognize the fair value of all derivatives as either assets or liabilities on the consolidated balance sheets and changes in the fair value of such instruments are recognized immediately in earnings unless certain accounting criteria established by the accounting pronouncements are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which we must document and assess at inception and on an ongoing basis, we recognize the changes in fair value of such instruments in accumulated other comprehensive income (loss) (“AOCI”), a component of members’ equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Results of Operations for the Years Ended December 31, 2009 (“2009”) and 2008 (“2008”)

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

Revenue for 2009 and 2008 is summarized as follows:

	Years Ended December 31,
	2009	2008	Change
Rental income	$13,397,814	$16,053,175	$(2,655,361)
Finance income	4,765,078	5,767,714	(1,002,636)
Income (loss) from investments in joint ventures	101,976	(1,996,825)	2,098,801
Net gain on sales of equipment and unguaranteed residual values	540,795	519,729	21,066
Interest and other income (loss)	32,146	(184,921)	217,067

Total revenue	$18,837,809	$20,158,872	$(1,321,063)

Total revenue for 2009 decreased $1,321,063, or 6.6%, as compared to 2008. The decrease in rental income in 2009 was primarily due to the sale of digital mini-labs in September and October of 2008 previously on lease to Rite Aid, the sale of medical equipment in January 2009 previously on lease to Hudson Crossing and the sale of the equipment subject to the AMD Lease in July 2009. We reclassified the lease with Short Hills from an operating lease to a direct finance lease in 2008. As such, no rental income was recognized during 2009 for that lease. In addition, no rental income was recognized from the Wildwood lease and the FASL Leases following the impairment of those assets in December 2008 and March 2009, respectively, after which we ceased recognizing revenue. The decrease in finance income was primarily due to the normal lifecycle of our bareboat charters with Wilhelmsen, which experience scheduled, declining revenue over the remaining course of the bareboat charters. The decrease in revenue was offset by our income from investments in joint ventures of approximately $102,000 in 2009, as compared to a loss of approximately $1,997,000 in 2008. The loss in 2008 was primarily attributable to our 50% ownership interest in ICON 126, which recorded an impairment loss of $3,900,000 in 2008. ICON 126 did not record a similar impairment charge in 2009. The increase in interest and other income is attributable to the decline in loss position on cash accounts with balances denominated in foreign currencies of approximately $185,000 as compared to 2008.

Expenses for 2009 and 2008 are summarized as follows:

	Years Ended December 31,
	2009	2008	Change
Management fees - Manager	$-	$526,469	$(526,469)
Administrative expense reimbursements - Manager	-	149,844	(149,844)
General and administrative	1,505,773	1,946,654	(440,881)
Interest	5,056,856	6,576,691	(1,519,835)
Depreciation and amortization	5,411,040	5,762,239	(351,199)
Impairment loss	163,994	4,149,157	(3,985,163)

Total expenses	$12,137,663	$19,111,054	$(6,973,391)

Total expenses for 2009 decreased $6,973,391, or 36.5%, as compared to 2008. The decrease in total expenses was primarily attributable to the impairment charge of approximately $3,900,000 recognized by ICON 128 and approximately $283,000 related to the impairment of the assets on lease to Wildwood, both in 2008. We did not record similar impairment charges in 2009. The decrease in interest expense was due to a reduction in the principal balance of debt outstanding related to our leases with Cathay and our bareboat charters with Teekay and Wilhelmsen. The decrease in both management fees-Manager and administrative expense reimbursements-Manager was due to our Manager’s decision to waive all future administrative expense reimbursements and management fees effective April 1, 2008 and May 1, 2008, respectively, in light of the commencement of our liquidation period. The decrease in general and administrative expense was primarily due to the decrease in residual interest sharing expense recognized in 2009 and the bad debt expense recorded in 2008 for the Wildwood lease.  The decrease in depreciation and amortization expense was due to the sale of numerous assets during 2008 and 2009 as a result of being in our liquidation period.

Net Income Attributable to Fund Nine

As a result of the foregoing changes from 2008 to 2009, net income attributable to us for 2009 and 2008 was $6,700,146 and $1,047,818, respectively. Net income attributable to  us per weighted average additional Share for 2009 and 2008 was $67.72 and $10.59, respectively.

Results of Operations for the Years Ended December 31, 2008 (“2008”) and 2007 (“2007”)

Revenue for 2008 and 2007 is summarized as follows:

	Years Ended December 31,
	2008	2007	Change
Rental income	$16,053,175	$13,832,058	$2,221,117
Finance income	5,767,714	6,747,205	(979,491)
(Loss) income from investments in joint ventures	(1,996,825)	2,305	(1,999,130)
Net gain on sales of equipment and unguaranteed residual values	519,729	2,291,397	(1,771,668)
Interest and other (loss) income	(184,921)	587,121	(772,042)

Total revenue	$20,158,872	$23,460,086	$(3,301,214)

Total revenue for 2008 decreased $3,301,214, or 14.1%, as compared to 2007. This decrease was primarily due to the loss from investments in joint ventures in 2008, a decrease in gain on sales of equipment, the decrease in finance income and interest and other (loss) income, partly offset by an increase in rental income. The decrease in investments in joint ventures was primarily due to the impairment loss of approximately $1,950,000 recorded as of June 2008 on our investment in Aircraft 126. The decrease in net gain on sales of equipment was primarily due to there being several larger sales and corresponding net gains in 2007 compared to fewer and smaller sales in 2008. During 2007, the sale of the Texas Genco railcars during May 2007 resulted in a total gain of approximately $3,100,000, partly offset by a loss of approximately $640,000 on the sale of the aircraft owned by Aircraft 46835 during the first quarter of 2007. During 2008, we recorded gains on sales of equipment of approximately $313,000 for the sale of the Railcars and approximately $204,000 for assets within our Summit Asset Management Limited portfolio (See Note 6 in “Item 8. Consolidated Financial Statements and Supplementary Data.”) The decrease in finance income was primarily due to the normal lifecycle of our finance leases, which experience scheduled, declining revenue over the course of the lease. The decrease in interest and other income is a result of our lower cash balances in interest bearing accounts during 2008 as compared to 2007, primarily from the use of cash to invest in ICON Samar. Interest and other income became a loss position due to the loss recorded on cash accounts maintaining balances denominated in foreign currencies. The decreases in revenue were partly offset by the increase in rental income of approximately $2,200,000. The increase in rental income was primarily due to the addition of a bareboat charter with Teekay through ICON Samar, which commenced on July 24, 2007. Accordingly, 2008 contains a full twelve months of revenue whereas 2007 contained only five and one-half months of such revenue.

Expenses for 2008 and 2007 are summarized as follows:

	Years Ended December 31,
	2008	2007	Change
Management fees - Manager	$526,469	$1,780,581	$(1,254,112)
Administrative expense reimbursements - Manager	149,844	677,965	(528,121)
General and administrative	1,946,654	751,566	1,195,088
Interest	6,576,691	6,657,968	(81,277)
Depreciation and amortization	5,762,239	5,628,072	134,167
Impairment loss	4,149,157	10,000	4,139,157

Total expenses	$19,111,054	$15,506,152	$3,604,902

Total expenses for 2008 increased $3,604,902, or 23.2%, as compared to 2007. The increase in expenses is primarily due to the impairment charge of approximately $3,900,000 on Aircraft 128. General and administrative expenses also increased primarily due to the additional expense related to two residual interest sharing agreements that began in the third quarter of 2007. The increase was partly offset by decreases in the management fees and administrative expense reimbursements due to our Manager as a result of the sale of assets owned by Aircraft 46835 and ICON Rail, as well as our Manager’s decision to waive certain fees following the commencement of our liquidation period.

Noncontrolling Interests

Net income attributable to noncontrolling interests for 2008 decreased $13,916, or 100%, as compared to 2007. The decrease in net income attributable to noncontrolling interests was due to the sale of the aircraft owned by Aircraft 46835 on March 30, 2007, which was the only remaining entity containing a noncontrolling interest.

Net Income Attributable to Fund Nine

As a result of the foregoing changes from 2007 to 2008, net income attributable to us for 2008 and 2007 was $1,047,818 and $7,940,018, respectively. Net income attributable to us per weighted average additional Share for 2008 and 2007 was $10.59 and $80.17, respectively.

Financial Condition

This section discusses the major balance sheet variances from 2009 compared to 2008.

Total Assets

     Total assets decreased $11,330,467, from $114,231,144 at December 31, 2008 to $102,900,677 at December 31, 2009. The decrease was primarily due to depreciation of our leased equipment at cost and the sale of various assets in the Summit Asset Management Limited portfolio.

Current Assets

Current assets increased $697,986, from $6,021,430 at December 31, 2008 to $6,719,416 at December 31, 2009. The increase was primarily due to the normal lifecycle of our bareboat charters with Wilhelmsen, which experience scheduled increases in the current portion of our investment in finance leases over the course of the bareboat charters.  In addition, during 2009, there was a reclassification of the equipment returned by Spansion from leased equipment at cost, which we classified as non-current assets, to assets held for sale, which we classify as current assets.

Total Liabilities

     Total liabilities decreased $16,509,309, from $82,447,892 at December 31, 2008 to $65,938,583 at December 31, 2009. The decrease was primarily due to the scheduled repayments of our non-recourse debt in the ordinary course of business, a decrease in the obligations associated with our interest rate swap contracts related to the debt associated with the Samar Spirit and the Wilhelmsen Vessels, as well as a decrease in accrued expenses and other liabilities primarily due to the write-off of the deposits payable for the Wildwood lease and the AMD Lease.

Current Liabilities

Current liabilities decreased $1,246,401, from $20,010,794 at December 31, 2008 to $18,764,393 at December 31, 2009. The decrease was primarily due to the decrease in the obligations associated with our interest rate swap contracts related to the debt associated with the Samar Spirit and the Wilhelmsen Vessels, as well as a decrease in accrued expenses and other liabilities primarily due to the write-off of the deposits payable for the Wildwood lease and the AMD Lease.

Members’ Equity

Members’ equity increased $5,178,842, from $31,783,252 at December 31, 2008 to $36,962,094 at December 31, 2009. The increase was due to the increase in net income and the change in valuation of our interest rate swap contracts, partially offset by distributions paid to our members.

Liquidity and Capital Resources

Sources and Uses of Cash

At December 31, 2009 and December 31, 2008, we had cash and cash equivalents of $1,033,840 and $779,544, respectively. During our operating period, which ended on April 30, 2008, our main sources of cash were proceeds from sales of equipment as well as from collections of rentals on non-leveraged operating and direct finance leases. These have continued to be our main sources of cash during our liquidation period. During our operating period, our main use of cash was principally for distributions to our members, which we anticipate will continue during our liquidation period.

Operating Activities

Sources of Cash

Sources of cash from operating activities increased $381,074, from $1,587,516 in 2008 to $1,968,590 in 2009. The increase was primarily due to our Manager’s decision to waive management fees and administrative expense reimbursements following the commencement of our liquidation period. The increase was also attributable to an increase in the collection of excess cash from our bareboat charters with Wilhelmsen.

Investing Activities

Sources of Cash

Sources of cash from investing activities decreased $161,663, from $1,376,107 in 2008 to $1,214,444 in 2009. The decrease was primarily due to a reduction in proceeds from sales of equipment and distributions received from our joint ventures in excess of profits. In 2009, we consummated four sales transactions, which resulted in total proceeds of approximately $822,000, as compared to three transactions, which resulted in total proceeds of approximately $941,000, during 2008. During 2009, we received approximately $393,000 in distributions from joint ventures in excess of profits compared to approximately $435,000 received in 2008.

Uses of Cash

There have been no new investing activities during 2009 and 2008, as we are in our liquidation period.

Financing Activities

Uses of Cash

Uses of cash in financing activities decreased $4,826,822, from $7,755,560 in 2008 to $2,928,738 in 2009. The decrease was due to lower cash distributions paid to our members during 2009 compared to 2008. Cash distributions of $2,928,738 were paid to our members during 2009 as compared to $7,755,560 paid to our members during 2008. The lower distribution amounts resulted from having less available cash to distribute from the remaining assets in the portfolio because there are  fewer leases and significant asset sales to generate additional cash available for distributions.

Financings and Borrowings

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at December 31, 2009 of $62,437,098.  Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the equipment and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee. In other cases, we receive the rental payments and pay the lender. If the lessee were to default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt.

Revolving Line of Credit, Recourse

We and certain entities managed by our Manager, Fund Eight B, Fund Ten, Fund Eleven, Fund Twelve and Fund Fourteen (collectively, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with CB&T. The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At December 31, 2009, no amounts were accrued related to our joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the Borrowers have a beneficial interest.

The Facility expires on June 30, 2011 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year. The interest rate at December 31, 2009 was 4.0%. In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility.

Aggregate borrowings by all Borrowers under the Facility amounted to $2,360,000 at December 31, 2009. We had no borrowings outstanding under the Facility as of such date. The balances of $100,000 and $2,260,000 were borrowed by Fund Ten and Fund Eleven, respectively.  As of March 24, 2010, Fund Ten and Fund Eleven had outstanding borrowings under the Facility of $700,000 and $0, respectively.

Pursuant to the Loan Agreement, the Borrowers are required to comply with certain covenants.  At December 31, 2009, the Borrowers were in compliance with all covenants.  For additional information, see Note 8 to our consolidated financial statements.

Our Manager believes that with the cash we currently have available, the cash being generated from our remaining leases, and the proceeds from equipment and asset sales, we have sufficient cash to continue our operations into the foreseeable future. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ businesses that are beyond our control.  See “Item 1A.  Risk Factors.” At December 31, 2009, we had approximately $6,719,000 of current assets and approximately $18,764,000 of current liabilities, which results in an approximately $12,045,000 working capital deficit. Of the approximately $18,764,000 of current liabilities, approximately $12,745,000 consisted of direct payments to a lender made by our lessee. These direct payments are for a debt that had no corresponding current assets due to the classification of these transactions as operating leases. Therefore, when considering our overall working capital, direct payments should be excluded. The exclusion of these payments yields a working capital asset of approximately $700,000 at December 31, 2009.

Distributions

We, at our Manager’s discretion, paid monthly distributions to each of our additional members beginning the first month after each such member was admitted through the end of our operating period, which was on April 30, 2008. During the liquidation period, we plan to make distributions in accordance with the terms of our LLC Agreement. We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets, and our receipt of rental and other income from our investments. We paid distributions to additional members for the years ended December 31, 2009, 2008 and 2007 in the amount of $2,899,453, $7,678,004 and $8,825,274, respectively. We paid distributions to our Manager for the years ended December 31, 2009, 2008 and 2007 of $29,285, $77,556 and $89,144, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2009, we had non-recourse debt obligations in which the lender has a security interest in our equipment and an assignment of the rental payments under the lease. In such cases, the lender is being paid directly by the lessee. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt.  At December 31, 2009, our outstanding non-recourse debt obligations were $62,437,098.

We are a party to the Facility, as discussed in “Financings and Borrowings” above. We had no borrowings under the Facility at December 31, 2009.

On February 23, 2005, ICON Cash Flow Partners L.P. Seven (“L.P. Seven”) assigned to us 3.02% of its rights to the profits, losses, and cash flows from its limited partnership interest in an entity that owns a 100% interest in a mobile offshore drilling rig.  L.P. Seven assigned the rights to us as repayment of its $755,000 outstanding debt obligation pursuant to a contribution agreement that we entered into with some of our affiliates in connection with the line of credit agreement we had with Comerica Bank.  This assignment increased our rights to the profits, losses and cash flows from L.P. Seven’s limited partnership interest from 2.60%, which was assigned to us in November 2004 as repayment of L.P. Sevens's $650,000 outstanding debt obligation, to 5.62%.  The repayment amount represented our Manager’s estimated fair value of L.P. Seven's interest in the mobile offshore drilling rig at February 23, 2005. The fair value of this interest was determined using an appraisal and cash flow analysis.  During the year ended December 31, 2006, we received approximately $253,000 in cash distributions related to this assignment.

Principal and interest maturities of our debt and related interest consisted of the following at December 31, 2009:

	Payments Due by Period
		Less Than 1	1 - 3	3 - 5
	Total	Year	Years	Years
Non-recourse debt	$62,437,098	$15,262,908	$41,774,190	$5,400,000
Non-recourse interest	7,380,687	3,874,948	3,314,093	191,646

	$69,817,785	$19,137,856	$45,088,283	$5,591,646

We entered into residual sharing agreements with various third parties. In connection with these agreements, residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas.

Off-Balance Sheet Transactions

None.

Inflation and Interest Rates

The potential effects of inflation on us are difficult to predict. If the general economy experiences significant rates of inflation, however, it could affect us in a number of ways.  We do not currently have rent escalation clauses tied to inflation in our leases. The anticipated residual values to be realized upon the sale or re-lease of equipment upon lease terminations (and thus the overall cash flow from our leases) may increase with inflation as the cost of similar new and used equipment increases.  We are currently in our liquidation period and, therefore, we do not currently intend to obtain additional external financing or refinance our existing indebtedness.

If interest rates increase significantly, leases already in place would generally not be affected.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We, like most other companies, are exposed to certain market risks, which include changes in interest rates and the demand for equipment owned by us.  We believe that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations.

We currently have five outstanding notes payable, which are our non-recourse debt obligations.  Due to the fixed nature of the non-recourse debt, the conditions in the credit markets as of December 31, 2009 have not had any impact on us.  With respect to our revolving line of credit, which is subject to a variable interest rate, we have no outstanding amounts as of December 31, 2009. Accordingly, the condition of the credit markets will not have any material impact on us. Furthermore, we are currently in our liquidation period and, therefore, as we have no current intentions of obtaining additional external financing or refinancing our existing indebtedness, we do not expect any adverse impact on our cash flows should credit conditions in general remain the same or deteriorate further.

In general, we managed our exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt was structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under each lease are assigned to the lender in satisfaction of the debt.

To hedge our variable interest rate risk, we entered into interest rate swap contracts that effectively convert the underlying floating interest rates to a fixed interest rate. In general, these swap agreements reduced our interest rate risk associated with variable interest rate borrowings.  However, we are exposed to and manage credit risk associated with our counterparties to our swap agreements by dealing only with institutions our Manager considered financially sound.

Effective May 18, 2006, we refinanced the non-recourse debt obligations related to the Wilhelmsen Vessels that are subject to bareboat charters with Wilhelmsen. The non-recourse debt accrues interest at the London Interbank Offered Rate (“LIBOR”) plus 1.50% per year.  Simultaneously with the refinancing, we entered into three identical interest rate swap contracts, each having a notional amount of $17,000,000, with Fortis Bank NV/SA, New York Branch.  We entered into these agreements in order to effectively fix the variable interest rate on the non-recourse debt at 7.02% per year. On May 22, 2006, we terminated the original three interest rate swap contracts that applied to the original financing of the Wilhelmsen Vessels.

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

We manage our exposure to equipment and residual risk by monitoring the markets our leased equipment is in and maximizing remarketing proceeds through the re-lease or sale of equipment.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ICON Income Fund Nine, LLC

We have audited the accompanying consolidated balance sheets of ICON Income Fund Nine, LLC (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Income Fund Nine, LLC at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the accompanying consolidated financial statements, on January 1, 2009 the Company adopted and, for presentation and disclosure purposes, retrospectively applied the new accounting pronouncement for noncontrolling interests.

                                /s/ Ernst & Young, LLP

March 25, 2010
New York, New York

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets

	December 31,
	2009	2008
Current assets:
Cash and cash equivalents	$1,033,840	$779,544
Current portion of net investment in finance leases	5,367,587	4,931,094
Other current assets	177,989	310,792
Assets held for sale	140,000	-

Total current assets	6,719,416	6,021,430

Non-current assets:
Net investment in finance leases, less current portion	17,987,288	23,254,147
Leased equipment at cost (less accumulated depreciation of
$16,513,937 and $12,060,032, respectively)	74,148,333	80,239,768
Investments in joint ventures	1,926,926	2,386,093
Investment in unguaranteed residual values	752,113	830,764
Other non-current assets, net	1,366,601	1,498,942

Total non-current assets	96,181,261	108,209,714

Total Assets	$102,900,677	$114,231,144

Liabilities and Members' Equity

Current liabilities:
Current portion of non-recourse long-term debt	$15,262,908	$15,011,601
Interest rate swap contracts	2,054,841	3,513,483
Deferred revenue	1,124,734	988,634
Accrued expenses and other current liabilities	321,910	497,076

Total current liabilities	18,764,393	20,010,794

Non-current liabilities:
Non-recourse long-term debt, less current portion	47,174,190	62,437,098

Total Liabilities	65,938,583	82,447,892

Commitments and contingencies (Note 13)

Members' Equity:
Additional Members	39,454,895	35,721,203
Manager	(471,070)	(508,786)
Accumulated other comprehensive loss	(2,021,731)	(3,429,165)

Total Members' Equity	36,962,094	31,783,252

Total Liabilities and Members' Equity	$102,900,677	$114,231,144

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations

	Years Ended December 31,
	2009	2008	2007
Revenue:
Rental income	$13,397,814	$16,053,175	$13,832,058
Finance income	4,765,078	5,767,714	6,747,205
Income (loss) from investments in joint ventures	101,976	(1,996,825)	2,305
Net gain on sales of equipment and unguaranteed residual values	540,795	519,729	2,291,397
Interest and other income (loss)	32,146	(184,921)	587,121

Total revenue	18,837,809	20,158,872	23,460,086

Expenses:
Management fees - Manager	-	526,469	1,780,581
Administrative expense reimbursements - Manager	-	149,844	677,965
General and administrative	1,505,773	1,946,654	751,566
Interest	5,056,856	6,576,691	6,657,968
Depreciation and amortization	5,411,040	5,762,239	5,628,072
Impairment loss	163,994	4,149,157	10,000

Total expenses	12,137,663	19,111,054	15,506,152

Net income	6,700,146	1,047,818	7,953,934

Less: Net income attributable to noncontrolling interests	-	-	(13,916)

Net income attributable to Fund Nine	$6,700,146	$1,047,818	$7,940,018

Net income attributable to Fund Nine allocable to:
Additional Members	$6,633,145	$1,037,340	$7,860,618
Manager	67,001	10,478	79,400

	$6,700,146	$1,047,818	$7,940,018

Weighted average number of additional shares
of limited liability company interests outstanding	97,955	97,955	98,052

Net income attributable to Fund Nine per weighted
average additional share of limited liability company interests	$67.72	$10.59	$80.17

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity
				Accumulated
	Additional Member	Additional		Other Comprehensive	Total Members'	Noncontrolling	Total
	Shares	Members	Manager	Loss	Equity	Interests	Equity
Balance, December 31, 2006	98,102	$43,404,617	$(431,964)	$(639,304)	$42,333,349	$625,084	$42,958,433

Net income	-	7,860,618	79,400	-	7,940,018	13,916	7,953,934
Change in valuation of interest rate
swap contracts	-	-	-	(1,371,390)	(1,371,390)	-	(1,371,390)
Comprehensive income					6,568,628	13,916	6,582,544
Redemption of additional shares of
limited liability company interests	(147)	(78,094)	-	-	(78,094)	-	(78,094)
Cash distributions	-	(8,825,274)	(89,144)	-	(8,914,418)	(639,000)	(9,553,418)

Balance, December 31, 2007	97,955	42,361,867	(441,708)	(2,010,694)	39,909,465	-	39,909,465

Net income	-	1,037,340	10,478	-	1,047,818	-	1,047,818
Change in valuation of interest rate
swap contracts	-	-	-	(1,418,471)	(1,418,471)	-	(1,418,471)
Comprehensive loss					(370,653)	-	(370,653)
Cash distributions	-	(7,678,004)	(77,556)	-	(7,755,560)	-	(7,755,560)

Balance, December 31, 2008	97,955	35,721,203	(508,786)	(3,429,165)	31,783,252	-	31,783,252

Net income	-	6,633,145	67,001	-	6,700,146	-	6,700,146
Change in valuation of interest rate
swap contracts	-	-	-	1,407,434	1,407,434	-	1,407,434
Comprehensive income					8,107,580	-	8,107,580
Cash distributions	-	(2,899,453)	(29,285)	-	(2,928,738)	-	(2,928,738)

Balance, December 31, 2009	97,955	$39,454,895	$(471,070)	$(2,021,731)	$36,962,094	$-	$36,962,094

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$6,700,146	$1,047,818	$7,953,934
Adjustments to reconcile net income to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(12,745,000)	(12,762,000)	(11,756,059)
Finance income	(4,765,078)	(5,767,714)	(6,747,205)
(Income) loss from investments in joint ventures	(101,976)	1,996,825	(2,305)
Net gain on sale of equipment and unguaranteed residual values	(540,795)	(519,729)	(2,291,397)
Depreciation and amortization	5,411,040	5,762,239	5,628,072
Uncollectible receivables	-	200,547	-
Interest expense on non-recourse financing paid directly
to lenders by lessees	4,849,914	6,118,572	6,500,557
Interest expense from amortization of debt financing costs	198,980	450,205	145,817
Impairment loss	163,994	4,149,157	10,000
Changes in operating assets and liabilities:
Collection of finance leases	2,380,536	867,898	2,498,952
Other assets, net	40,742	(111,882)	(1,525,590)
Deferred revenue	136,100	(9,762)	997,116
Due to (from) Manager and affiliates	-	(87,476)	(106,005)
Accrued expenses and other current liabilities	71,578	82,093	(477,995)
Distributions from joint ventures	168,409	170,725	263,537

Net cash provided by operating activities	1,968,590	1,587,516	1,091,429

Cash flows from investing activities:
Proceeds from sales of equipment	821,710	941,011	9,356,762
Purchase of equipment	-	-	(16,867,667)
Investment in joint venture	-	-	(11,415)
Distributions received from joint ventures	392,734	435,096	1,264,284

Net cash provided by (used in) investing activities	1,214,444	1,376,107	(6,258,036)

Cash flows from financing activities:
Cash distributions to members	(2,928,738)	(7,755,560)	(8,914,418)
Shares of limited liability company interests redeemed	-	-	(78,094)

Net cash used in financing activities	(2,928,738)	(7,755,560)	(8,992,512)

Net increase (decrease) in cash and cash equivalents	254,296	(4,791,937)	(14,159,119)

Cash and cash equivalents, beginning of the year	779,544	5,571,481	19,730,600

Cash and cash equivalents, end of the year	$1,033,840	$779,544	$5,571,481

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest on non-recourse long-term debt paid
directly to lenders by lessees	$19,922,463	$24,762,786	$22,243,188
Borrowings assumed on acquisition of leased equipment	$-	$-	$23,382,333
Reclassification of net assets from investments in leased equipment
to investment in finance leases	$-	$240,000	$-
Reclassification of net assets from investment in finance leases
to leased equipment	$-	$-	$848,166
Sale proceeds paid directly to noncontrolling interest from lessee	$-	$-	$639,000

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

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

The LLC’s operating period ended on April 30, 2008 and the LLC commenced its liquidation period on May 1, 2008. During the liquidation period, the LLC is distributing substantially all of its distributable cash from operations and equipment sales to the members and will continue the orderly termination of its operations and affairs. The LLC will not invest in any additional finance or lease transactions during the liquidation period.

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

The initial capitalization of the LLC was $1,000 contributed by the Manager.  The LLC offered shares of limited liability company interests (“Shares”) with the intention of raising up to $100,000,000 of capital from additional members.  The LLC commenced business operations on its initial closing date, December 18, 2001, when it sold 1,250 Shares, representing $1,249,910 of capital contributions. Between December 19, 2001 and April 30, 2003, the final closing date, the LLC admitted additional members owning 98,416 Shares, representing $98,403,564 of capital contributions and bringing the total sale of Shares to 99,666 representing $99,653,474 of capital contributions.  For the year ended December 31, 2009, the LLC did not redeem any additional Shares, leaving 97,955 additional Shares outstanding as of such date.

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

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(1)	Organization - continued

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

Effective January 1, 2009, the LLC adopted and, for presentation and disclosure purposes, retrospectively applied the accounting pronouncement relating to noncontrolling interests in consolidated financial statements.  As a result, noncontrolling interests are reported as a separate component of consolidated equity and net income attributable to the noncontrolling interest is included in consolidated net income (loss). Accordingly, the prior year consolidated financial statements have been revised to conform to the current year presentation.

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

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(2)	Summary of Significant Accounting Policies – continued

Risks and Uncertainties

In the normal course of business, the LLC is exposed to two significant types of economic risk: credit and market.  Credit risk is the risk of a lessee, borrower or other counterparty’s inability or unwillingness to make contractually required payments. See Note 12 for a discussion of concentrations of risk.

Market risk reflects the change in the value of debt instruments, derivatives and credit facilities due to changes in interest rate spreads or other market factors.  The LLC believes that the carrying value of its investments and derivative obligations is reasonable, taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the LLC estimates the uncollectibility of receivables by analyzing lessee, borrower and other counterparty concentrations, creditworthiness and current economic trends. The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely. At December 31, 2009 and 2008, the LLC recorded an allowance of $0 and $155,318, respectively.

Debt Financing Costs

Expenses associated with the incurrence of debt are capitalized and amortized over the term of the debt instrument using the effective interest rate method.  These costs are included in other current and other non-current assets.

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation. Leased equipment is depreciated on a straight-line basis over the lease term, which typically ranges from 4 to 5 years, to the asset’s residual value.

The Manager has an investment committee that approved each new equipment lease and other financing transaction.  As part of its process, the investment committee determined the residual value, if any, to be used once the investment was approved.  The factors considered in determining the residual value included, but were not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment was integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operated.  Residual values are reviewed for impairment in accordance with the LLC’s impairment review policy.

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
December 31, 2009

(2)	Summary of Significant Accounting Policies – continued

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

Equipment Held for Sale

Equipment held for sale is recorded at the lower of cost or estimated fair value, less anticipated costs to sell, and consists of equipment previously leased to end users which has been returned to the LLC following lease expiration.

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

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(2)	Summary of Significant Accounting Policies – continued

Revenue Recognition

The LLC leased equipment to third parties and each such lease is classified as either a finance lease or an operating lease, which is based upon the terms of each lease. For a finance lease, initial direct costs are capitalized and amortized over the term of the related lease.  For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated over the lease term.

For finance leases, the LLC recorded, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment upon lease termination, the initial direct costs related to the lease and the related unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected.  Accounts receivable are stated at their estimated net realizable value.  Deferred revenue is the difference between the timing of the receivables billed and the income recognized on a straight-line basis.

Initial Direct Costs

The LLC capitalizes initial direct costs associated with the origination and funding of leased assets and other financing transactions in accordance with the accounting pronouncement that accounts for nonrefundable fees and costs associated with originating or acquiring loans and initial direct costs of leases. The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable. Costs related to leases or other financing transactions that are not consummated are expensed as an acquisition expense.

Acquisition Fees

Pursuant to the LLC Agreement, the LLC paid acquisition fees to the Manager equal to 3% of the purchase price of the LLC’s investments. These fees were capitalized and included in the cost of the investment.

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

Per Share Data

Net income attributable to the LLC per weighted average additional Share is based upon the weighted average number of additional Shares outstanding during the year.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(2)	Summary of Significant Accounting Policies – continued

Share Redemption

The LLC may, at its discretion, redeem Shares from a limited number of its additional members, as provided for in its LLC Agreement. The redemption price for any Shares approved for redemption is based upon a formula, as provided in the LLC Agreement.  Additional members are required to hold their Shares for at least one year before redemptions will be permitted.

Comprehensive Income (Loss)

Comprehensive income (loss) is reported in the accompanying consolidated statements of changes in equity and consists of net income (loss) and other gains and losses affecting members’ equity that are excluded from net income (loss).

Derivative Financial Instruments

The LLC may enter into derivative transactions for purposes of hedging specific financial exposures, including changes in interest rates of its non-recourse long-term debt. The LLC enters into these instruments only for hedging underlying exposures. The LLC does not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges. Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though the LLC believes that these are effective economic hedges.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the accompanying consolidated financial statements in prior years to conform to the current presentation.

Recently Adopted Accounting Pronouncements

In 2009, the LLC adopted the accounting pronouncement relating to accounting for fair value measurements, which establishes a framework for measuring fair value and enhances fair value measurement disclosure for non-financial assets and liabilities. The adoption of this accounting pronouncement for non-financial assets and liabilities did not have a significant impact on the LLC's consolidated financial statements.

In 2009, the LLC adopted the accounting pronouncement that amended the current accounting and disclosure requirements for derivative instruments. The requirements were amended to enhance how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The LLC was required to provide such disclosures beginning with the quarter ended March 31, 2009.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(2)	Summary of Significant Accounting Policies – continued

In 2009, the LLC adopted the accounting pronouncement that provides additional guidance for estimating fair value in accordance with the accounting standard for fair value measurements when the volume and level of activity for the asset or liability have significantly decreased. This pronouncement also provides guidance for identifying transactions that are not orderly. This pronouncement was effective prospectively for all interim and annual reporting periods ending after June 15, 2009.  The adoption of this accounting pronouncement did not have a significant impact on the LLC's consolidated financial statements.

In 2009, the LLC adopted the accounting pronouncement that amends the requirements for disclosures about fair value of financial instruments, regarding the fair value of financial instruments for annual, as well as interim, reporting periods. This pronouncement was effective prospectively for all interim and annual reporting periods ending after June 15, 2009.  The adoption of this accounting pronouncement did not have a significant impact on the LLC's consolidated financial statements.

In 2009, the LLC adopted the accounting pronouncement regarding the general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before the financial statements are issued. This pronouncement was effective prospectively for interim and annual reporting periods ending after June 15, 2009.  The adoption of this accounting pronouncement did not have a significant impact on the LLC's consolidated financial statements.

In 2009, the LLC adopted Accounting Standards Codification 105, “Generally Accepted Accounting Principles,” which establishes the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”), which supersedes all existing accounting standard documents and is the single source of authoritative non-governmental US GAAP.  All other accounting literature not included in the Codification is considered non-authoritative.  This accounting standard is effective for interim and annual periods ending after September 15, 2009. The Codification did not change or alter existing US GAAP and it did not result in a change in accounting practices for the LLC upon adoption. The LLC has conformed its consolidated financial statements and related notes to the new Codification for the year ended December 31, 2009.

(3)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following at December 31, 2009 and 2008:

	December 31,
	2009	2008

Minimum rents receivable	$31,946,625	$41,504,866
Estimated residual values	-	37,201
Unearned income	(8,591,750)	(13,356,826)

Net investment in finance leases	23,354,875	28,185,241

Less: Current portion of net
investment in finance leases	5,367,587	4,931,094

Net investment in finance leases,
less current portion	$17,987,288	$23,254,147

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

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(3)	Net Investment in Finance Leases - continued

At December 31, 2008, the Manager determined that both assets were impaired based upon the estimate that lease proceeds would be insufficient to cover the residual value and recorded an aggregate impairment loss of approximately $205,000 and bad debt expense for uncollectable receivables of approximately $136,000.

On January 21, 2009, the LLC filed a lawsuit in the U.S. District Court for the Southern District of New York against Wildwood and its owners who guaranteed Wildwood’s obligations to the LLC.  The LLC’s claims are for breaches of the leases and guarantees for Wildwood’s failure to pay rents. On March 5, 2009, an involuntary petition under Chapter 11 of the United States Bankruptcy Code was filed against Wildwood by three of Wildwood’s creditors in United States Bankruptcy Court. On September 18, 2009, the involuntary petition under Chapter 11 of the United States Bankruptcy Code was converted to a Chapter 7 case by the United States Bankruptcy Trustee. The LLC does not expect to receive any further proceeds from Wildwood.

During September 2002, the LLC acquired three car and truck carrying vessels (“Wilhelmsen Vessels”) on bareboat charter to Wilhelmsen Lines Shipowning AS (“Wilhelmsen”) through December 22, 2008. Effective March 14, 2006, the LLC extended the terms of its bareboat charters with Wilhelmsen through December 22, 2013. Each charter extension includes a provision that permits Wilhelmsen to acquire the respective Wilhelmsen Vessel at the expiration of the charter extension for a nominal amount. Accordingly, the LLC reclassified the net book value of the Wilhelmsen Vessels of approximately $45,399,000 from operating leases to investments in finance leases. The non-recourse long-term debt associated with the Wilhelmsen Vessels was refinanced on May 18, 2006 (see Note 7).

Non-cancelable minimum annual amounts due on investments in finance leases consisted of the following at December 31, 2009:

Years Ending
December 31,
2010	$9,061,125
2011	8,322,000
2012	8,322,000
2013	6,241,500
$31,946,625

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following at December 31, 2009 and 2008:

	December 31,
	2009	2008
Aircraft	$48,453,180	$48,453,180
Marine vessel	40,285,787	40,285,787
Manufacturing, telecommunications
and computer equipment	1,923,303	3,560,833

	90,662,270	92,299,800
Less: Accumulated depreciation	16,513,937	12,060,032

	$74,148,333	$80,239,768

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(4)	Leased Equipment at Cost - continued

Depreciation expense was $5,385,000, $5,701,646 and $5,435,083 for the years ended December 31, 2009, 2008 and 2007, respectively.

Aircraft

During December 2002, the LLC and ICON Income Fund Eight B L.P. (“Fund Eight B”), an entity also managed by the Manager, formed a joint venture, ICON Aircraft 46835 LLC (“Aircraft 46835”), with ownership interests of 85% and 15%, respectively. Aircraft 46835 was formed for the purpose of acquiring an investment in a McDonnell Douglas DC10-30F aircraft on lease with Federal Express Corporation (“FedEx”). On December 27, 2002, Aircraft 46835 acquired the aircraft for approximately $25,292,000, including approximately $22,292,000 of non-recourse debt. The Manager was paid an acquisition fee of approximately $759,000 relating to this transaction, of which the LLC paid approximately $645,000. On March 30, 2007, Aircraft 46835 sold the aircraft to FedEx for $4,260,000 and recognized a loss on the sale of approximately $640,000. The final lease payment was paid to the lender, satisfying all remaining debt obligations.

During July 2002, the LLC formed a wholly-owned subsidiary, ICON Aircraft 128 LLC (“ICON 128”), for the purpose of acquiring an Airbus A340-313X aircraft (“Aircraft 128”) on lease to Cathay Pacific Airways Limited (“Cathay”) for approximately $69,000,000, including the assumption of approximately $64,800,000 of non-recourse debt.  The lease with Cathay was initially scheduled to expire in June 2006, but has been extended until December 1, 2011. Simultaneously with the lease extension of the aircraft, the LLC refinanced the non-recourse debt associated with the aircraft (see Note 7).

In light of unprecedented high fuel prices during 2008 and the related impact on the airline industry, the Manager reviewed the LLC’s investment in Aircraft 128 as of June 30, 2008. In accordance with the accounting pronouncement that accounts for the impairment or disposal of long-lived assets, and based upon changes in the airline industry, the Manager determined that Aircraft 128 was impaired.

Based on the Manager’s review, the carrying value of Aircraft 128 exceeded its expected undiscounted future cash flows and, as a result, ICON 128 recorded an impairment charge representing the difference between the aircraft carrying value and the expected discounted future cash flows of Aircraft 128. The expected discounted future cash flows of Aircraft 128 were generally determined using a market approach, a recent appraisal for Aircraft 128 and recent sales of similar aircraft, as well as other factors, including those discussed below.  As a result, ICON 128 recorded an impairment loss on Aircraft 128 of approximately $3,900,000 as of June 30, 2008.

The following factors in 2008, among others, indicated that the full carrying value of Aircraft 128 might not be recoverable: (i) indications that lenders were willing to finance less of the acquisition cost of four-engine aircraft, which increased with each dollar rise of the price of fuel, thereby undermining the carrying value expectations of such aircraft; (ii) the rising cost of fuel was increasing the operating costs of four-engine aircraft and similar capacity twin-engine aircraft, thereby making such aircraft less attractive investments at the time and thereby depressing the market for Aircraft 128; and (iii) the likelihood of aircraft operators switching to more efficient aircraft, thereby depressing the market for Aircraft 128.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(4)	Leased Equipment at Cost - continued

Marine vessel

On July 24, 2007, the LLC, through its wholly-owned subsidiary, ICON Samar, LLC (“ICON Samar”), purchased a 98,640 deadweight ton (“DWT”) Aframax product tanker (“Samar Spirit”) from an affiliate of the Teekay Corporation (“Teekay”). The purchase price for the Samar Spirit was $40,250,000, including the assumption of approximately $23,382,000 of non-recourse debt under a secured loan agreement with Fortis Capital Corp. (“Fortis”). In addition, ICON Samar paid an arrangement fee to Fortis of approximately $175,000 and has a payable to the Manager for approximately $54,000 related to legal fees incurred. Simultaneously with the purchase of the Samar Spirit, a bareboat charter was entered into with Teekay for a term of 48 months. The charter commenced on July 24, 2007 and is scheduled to expire on July 23, 2011. The Manager waived acquisition fees payable in connection with the purchase.

Manufacturing, telecommunications and computer equipment

       During November 2002, the LLC acquired 324 railcars on lease to Texas Genco LP.  On May 7, 2007, the LLC sold the equipment to an unrelated third party for $4,960,000, of which approximately $1,500,000 was used to repay the related long-term debt. The LLC recognized a gain on the sale of approximately $3,100,000.

On January 28, 2008, ICON Railcar I, LLC (“ICON Rail”), the LLC’s wholly-owned subsidiary, sold its entire interest in 110 railcars (the “Railcars”) to an unrelated third party that was leasing and operating the Railcars.  The LLC recognized a gain on the sale of approximately $313,000.

On April 30, 2003, the LLC acquired a Double Kraft Paper Forming Tubing Unit on lease to Wildwood through February 2007 for approximately $1,350,000. Effective March 1, 2007, the lease was extended for an additional twelve months.  Effective March 1, 2008, this lease was again extended for an additional twelve months and was reclassified as an operating lease. Subject to the terms of the lease renewal, there is a residual interest sharing agreement with a third-party broker, payable upon attainment of a minimum return on investment, whereby all sales proceeds received above $150,000 will be shared equally with the third party. For the years ended December 31, 2009, 2008 and 2007, approximately $0, $130,000 and $87,000, respectively, was distributed to the third party in accordance with the residual interest sharing agreement.

At December 31, 2008, the Manager determined that the asset was impaired based upon the estimate that lease proceeds would be insufficient to cover the residual position and recorded an impairment loss of approximately $77,000 and bad debt expense for uncollectable receivables of approximately $65,000.

Subsequently, on January 21, 2009, the LLC filed a lawsuit in the U.S. District Court for the Southern District of New York against Wildwood and its owners who guaranteed Wildwood’s obligations to the LLC (see Note 3).

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(4)	Leased Equipment at Cost - continued

On June 20, 2003, the LLC acquired a manufacturing device previously on lease (the “AMD Lease”) to Spansion LLC (“Spansion”) for approximately $6,391,000.  On August 1, 2003, the LLC acquired semi-conductor memory testing equipment subject to two leases (the “FASL Leases”) with Spansion for approximately $4,561,000. The FASL Leases were each renewed for a 15-month period commencing on April 1, 2008.

On March 1, 2009, Spansion filed a petition for reorganization under Chapter 11 in United States Bankruptcy Court.  On March 12, 2009, Spansion rejected the FASL Leases and affirmed the AMD Lease.  On June 3, 2009, Spansion returned the equipment subject to the FASL Leases, which has been classified on the consolidated balance sheets as assets held for sale and has been recorded at the lower of its carrying value or fair market value less estimated costs to sell.  Based on the Manager’s assessment of the equipment and knowledge of the market for such equipment, the LLC recorded an impairment charge of approximately $164,000 on the consolidated financial statements for the year ended December 31, 2009.

In July 2009, the equipment subject to the AMD Lease was sold for approximately $585,000 and the LLC recognized a gain on sale of the equipment and lease termination of approximately $432,000.

Each Spansion lease has a related residual interest sharing agreement with a third-party that is triggered when a minimum return on investment has been attained by the LLC. Subject to the original terms, all proceeds received above approximately $633,000 will be shared 35% with the third party. For the years ended December 31, 2009, 2008 and 2007, approximately $350,000, $739,000 and $56,000 was distributed to the third party or accrued in accordance with the residual interest sharing agreements.

On February 22, 2010, the U.S. Bankruptcy Court approved a stipulation between the LLC and Spansion allowing the LLC’s administrative expense claim in the amount of  approximately $90,000 and unsecured claim in the amount of approximately $269,000.  On March 22, 2010, the LLC sold its unsecured claim to a third party for approximately $161,000.

During December 2004, the LLC acquired four Noritsu QSS 3011 digital mini-labs on lease to Rite Aid Corporation (“Rite Aid”) for approximately $399,000 in cash.  The Manager was paid acquisition fees of approximately $12,000 relating to this transaction. During 2008, Rite Aid notified the Manager of its intent to return to the LLC all the digital mini-labs that were subject to lease. One of the digital mini-labs was returned to the LLC in August 2008 and the remaining three units were returned in September 2008. The Rite Aid lease was then terminated. All four units were subsequently sold for an amount that closely approximated carrying value resulting in an immaterial gain.

During December 2004, the LLC acquired from Varilease Technology Finance Group, Inc. a portfolio of medical equipment subject to a lease with Hudson Crossing Surgery Center (“Hudson Crossing”) and a lease with Short Hills Surgery Center (“Short Hills”) for an aggregate amount of approximately $2,046,000 in cash. The lease with Hudson Crossing expired on December 31, 2007 and was renewed for a six-month period commencing on January 1, 2008.  Effective July 1, 2008, Hudson Crossing’s lease continued on a month-to-month basis. In January 2009, the medical equipment on lease to Hudson Crossing was sold for $152,000 and the LLC recognized a gain of approximately $49,000.

On December 18, 2009, the lease with Short Hills expired and Short Hills purchased the medical equipment for approximately $40,000.

Aggregate annual minimum future rentals receivable from the LLC’s non-cancelable leases consisted of the following at December 31, 2009:

For the year ending December 31, 2010	$12,490,388
For the year ending December 31, 2011	$8,913,000

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(5)	Investments in Joint Ventures

The LLC and certain of its affiliates, entities also managed by the Manager, formed the joint ventures discussed below for the purpose of acquiring and managing various leased equipment.  The LLC and these affiliates have substantially identical investment objectives and participate on identical terms and conditions.  The LLC and the other joint venture members have a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the other joint venture members desires to sell its interests in the equipment or joint venture.

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

On September 28, 2006, Global Crossing II purchased telecommunications equipment for approximately $12,044,000. This equipment is subject to a 48-month lease with Global Crossing Telecommunications, Inc. (“Global Crossing”) and Global Crossing North American Networks, Inc. (together with Global Crossing, “Global Crossing Group”) that commenced on November 1, 2006. The Manager was paid an acquisition fee of $60,000 relating to this transaction. On October 31, 2006, ICON Leasing Fund Eleven, LLC, an entity also managed by the Manager (“Fund Eleven”), made a capital contribution of approximately $1,841,000 to Global Crossing II.  The contribution changed the ownership interests of the LLC, Fund Ten and Fund Eleven at October 31, 2006 to 14.40%, 72.34% and 13.26%, respectively.  The additional contribution was used to purchase telecommunications equipment subject to a 48-month base lease term with Global Crossing Group that commenced on November 1, 2006.

Information as to the results of operations of Global Crossing II is summarized below:

		December 31,
		2009	2008
Current Assets		$67,580	$52,255
Non-current Assets		$5,046,104	$7,769,064
Current Liabilities		$49,888	$30,205
Non-current Liabilities		$-	$-
Members' Equity		$5,063,796	$7,791,114
LLC's share of equity		$729,187	$1,121,920

	December 31,
	2009	2008	2007
Revenue	$3,923,808	$3,923,808	$3,923,808
Expenses	2,754,302	2,750,370	2,865,456
Net income	$1,169,506	$1,173,438	$1,058,352
LLC's share of net income	$168,409	$168,975	$152,403

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(5)	Investments in Joint Ventures - continued

ICON SPK 2023-A LLC

On December 31, 2001, the LLC and Fund Eight B formed ICON SPK 2023-A LLC (“ICON SPK”) for the purpose of acquiring and managing a portfolio of equipment leases consisting of materials handling, telecommunications and computer equipment.  The LLC paid approximately $3,953,000 for its investment in ICON SPK.  The LLC and Fund Eight B originally had ownership interests of 51% and 49%, respectively. ICON SPK completed the transaction, with a total cost of approximately $7,750,000 in cash.  The Manager was paid an acquisition fee totaling approximately $233,000 relating to this transaction, of which the LLC paid approximately $119,000.

During 2006, ICON SPK sold various pieces of its portfolio of equipment for approximately $460,000 in cash and recognized a loss of approximately $106,000 on these sales. During the second quarter of 2007, ICON SPK sold all of its remaining equipment to a third party for total sales proceeds of approximately $348,000.  ICON SPK recognized a gain on the sale of approximately $264,000.

ICON GeicJV

On March 31, 2004, the LLC, along with Fund Ten, formed a joint venture, ICON GeicJV, for the purpose of purchasing information technology equipment subject to a lease with Government Employees Insurance Company (“GEICO”).  The LLC paid approximately $1,522,000 for its investment in the joint venture.  The LLC and Fund Ten have ownership interests of 26% and 74%, respectively.  On April 30, 2004, the joint venture acquired the information technology equipment subject to lease for a total cost of approximately $5,853,000 in cash.  The LLC paid the Manager an acquisition fee totaling approximately $46,000 relating to this transaction.

During 2007, GEICO returned equipment with a cost basis of approximately $5,798,000 and extended on a month-to-month basis other equipment with a cost basis of approximately $55,000. Of the equipment that was returned, the Manager has sold equipment with a net book value of approximately $781,000. The joint venture realized proceeds of approximately $775,000 and recognized a loss of approximately $6,000 on the sale of the equipment. The remaining returned equipment had a net book value of approximately $58,000. During 2008, the joint venture sold all of the remaining equipment previously on lease to GEICO.  The joint venture realized proceeds of approximately $96,000 and recognized a gain on the sale of equipment of approximately $31,000.

ICON Aircraft 47820 LLC

During March 2003, the LLC and Fund Eight B formed a joint venture, ICON Aircraft 47820 LLC (“Aircraft 47820”), in which the LLC and Fund Eight B had ownership interests of 10% and 90%, respectively. Aircraft 47820 was formed for the purpose of acquiring an investment in a McDonnell Douglas DC10-30F aircraft and two spare engines (the “Aircraft and Engines”) on lease to Federal Express Corporation (“FedEx”). On March 11, 2003, Aircraft 47820 acquired the Aircraft and Engines for approximately $27,288,000, including approximately $24,211,000 of non-recourse debt. The LLC’s portion of the cash purchase price was approximately $308,000. On March 30, 2007, Aircraft 47820 sold the Aircraft and Engines to FedEx for $5,475,000 and recognized a loss on the sale of approximately $1,025,000.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(5)	Investments in Joint Ventures - continued

ICON Aircraft 126 LLC

During February 2002, the LLC and Fund Eight B formed ICON Aircraft 126 LLC (“ICON 126”) for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited, a Cayman Islands registered company that owns, through an owner trust, an Airbus A340-313X MSN 126 (“Aircraft 126”). Aircraft 126 was subject to a lease with Cathay at the time of purchase, which was consummated during March 2002. The lease was initially scheduled to expire in March 2006, but has been extended to July 1, 2011. The LLC and Fund Eight B each have a 50% ownership interest in ICON 126.

Effective March 27, 2006, in connection with the lease extension, approximately $52,850,000 of non-recourse debt associated with Aircraft 126 was refinanced after applying $583,000 from a reserve account established in connection with the original lease with Cathay. The refinanced non-recourse debt matures on July 1, 2011 and requires a balloon payment of approximately $33,000,000 at maturity. The interest rate of the debt is fixed at 6.104%.

ICON 126 had a commitment with respect to Aircraft 126 to pay certain maintenance costs, which were incurred on or prior to March 27, 2006. ICON 126 established a maintenance reserve cash account under the original lease to pay for its portion of these costs. This account was funded by free cash from the lease payments in accordance with the terms of the original lease. During 2006, ICON 126 received $182,021 of capital contributions from both of its members, of which $50,000 was for amounts relating to the maintenance reserve cash account and $132,021 was related to costs paid by its members relating to the refinancing of ICON 126's non-recourse debt. During September 2006, approximately $1,153,000 was paid for maintenance costs. The maintenance account for Aircraft 126 was cross-collateralized with the maintenance account for ICON Aircraft 123 LLC (“ICON 123”), a wholly-owned subsidiary of Fund Eight B, pursuant to two first priority charge on cash deposit agreements entered into in connection with the purchase of an Airbus A340-313X aircraft on lease to Cathay (“Aircraft 123”). Under the terms of these agreements, ICON 126 was required to pay on behalf of ICON 123 any maintenance cost shortfalls incurred by the affiliate. On January 30, 2007, ICON 126 paid approximately $143,000 in maintenance costs from its maintenance account on behalf of ICON 123.  The maintenance account and related security interests were then terminated.  ICON 123 will reimburse ICON 126 when the aircraft is sold. The excess cash remaining in ICON 126’s account at December 31, 2009 is approximately $97,000, which includes accreted interest in the amount of approximately $38,000 through December 31, 2009.

Each of ICON 123 and ICON 126 is a party to a residual sharing agreement (the “Airtrade Residual Sharing Agreement”) with Airtrade Capital Corp. (“Airtrade”).  Pursuant to the terms of the Airtrade Residual Sharing Agreement, all proceeds received in connection with the sale or lease renewal of Aircraft 123 or Aircraft 126 in excess of $8,500,000 of the applicable loan balance associated with each aircraft will be allocated 55% to ICON 123 or ICON 126, as applicable, and 45% to Airtrade.

In light of unprecedented high fuel prices during 2008 and the related impact on the airline industry, the Manager reviewed the LLC’s investment in Aircraft 126 as of June 30, 2008.  In accordance with the accounting pronouncement that accounts for the impairment or disposal of long-lived assets, and based upon changes in the airline industry, the Manager determined that Aircraft 126 was impaired.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(5)	Investments in Joint Ventures - continued

Based on the Manager’s review, the carrying value of Aircraft 126 exceeded the expected undiscounted future cash flows and, as a result, ICON 126 recorded an impairment charge representing the difference between the aircraft carrying value and the expected discounted future cash flows of Aircraft 126. The expected discounted future cash flows of the aircraft were generally determined using a market approach, a recent appraisal for Aircraft 126 and recent sales of similar aircraft, as well as other factors, including those discussed below.  As a result, as of June 30, 2008, ICON 126 recorded an impairment loss on Aircraft 126 of approximately $3,900,000, of which the LLC’s share was approximately $1,950,000.

The following factors in 2008, among others, indicated that the full carrying value of Aircraft 126 might not be recoverable: (i) indications that lenders were willing to finance less of the acquisition cost of four-engine aircraft, which increased with each dollar rise of the price of fuel, thereby undermining the carying value expectations of such aircraft; (ii) the rising cost of fuel was increasing the operating costs of four-engine aircraft and similar capacity twin-engine aircraft, thereby making such aircraft less attractive investments at the time and thereby depressing the market for Aircraft 126; and (iii) the likelihood of aircraft operators switching to more efficient aircraft, thereby depressing the market for Aircraft 126.

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

At December 31, 2009, 2008 and 2007, the LLC received approximately $45,000, $686,000 and $710,000, respectively, in proceeds from the sale of various pieces of equipment and recognized a loss of approximately $33,000 for year ended December 31, 2009, a gain of approximately $204,000 for the year ended December 31, 2008 and a loss of approximately $157,000 for the year ended December 31, 2007.

Additionally, for the years ended December 31, 2009, 2008 and 2007, the LLC received approximately $1,000, $20,000 and $250,000, respectively, in renewal income that is classified as rental income in the accompanying consolidated statements of operations.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(7)	Non-Recourse Long-Term Debt

The LLC acquired the Wilhelmsen Vessels on bareboat charter to Wilhelmsen for cash and non-recourse long-term debt (see Note 3). On May 18, 2006, in connection with the charter extension through December 22, 2013, the LLC refinanced the non-recourse long-term debt related to the Wilhelmsen Vessels and borrowed an additional $22,043,000. The principal amount of the refinanced debt is $51,000,000, which debt matures on December 22, 2013 and accrues interest at London Interbank Offered Rate (“LIBOR”) plus 1.50% per year. The refinanced non-recourse long-term debt requires quarterly payments ranging from $450,000 to $800,000. The lender has a security interest in the Wilhelmsen Vessels and an assignment of the rental payments under the charters. The LLC paid approximately $630,000 in costs associated with the non-recourse long-term debt refinancing, which were capitalized as debt financing costs and are being amortized as interest expense over the term of the non-recourse long-term debt. As of December 31, 2009, approximately $73,000 was recorded to interest expense related to the amortization of the non-recourse long-term debt financing costs.

Simultaneously with the execution of the refinancing of the non-recourse long-term debt of the Wilhelmsen Vessels, the LLC entered into three interest rate swap contracts with Fortis Bank NV/SA, New York Branch (“Fortis Bank”) in the aggregate notional amount of $51,000,000 in order to fix the variable interest rate on the non-recourse long-term debt and minimize the risk of interest rate fluctuation. The interest rate swap contracts fixed the refinanced debt interest rate at 7.02% per year.

On July 24, 2007, the LLC, through ICON Samar, borrowed approximately $23,382,000 in connection with a bareboat charter with Teekay. The non-recourse long-term debt matures on July 25, 2011 and accrues interest at LIBOR plus 1.00% per year.  The non-recourse long-term debt requires monthly payments ranging from $480,000 to $530,000. The lender has a security interest in the vessel and an assignment of the rental payments under the bareboat charter. Simultaneously with the borrowing, the LLC entered into an interest rate swap contract with Fortis Bank in order to fix the debt interest rate at 6.35% per year. The LLC paid approximately $175,000 in costs associated with the debt, which was capitalized as debt financing costs. As of December 31, 2009, approximately $46,000 was recorded to interest expense related to the amortization of the non-recourse long-term debt financing costs.

The LLC designated its interest rate swaps as cash flow hedges and accounts for them in accordance with the accounting pronouncement for derivative instruments and hedging activities, by recording the interest rate swap contracts at their estimated fair market values, and recognizing the periodic change in their fair market values of effective hedges as other comprehensive income. At December 31, 2009 and 2008, the fair value of the interest rate swap contracts was a liability of $2,054,841 and $3,513,483, respectively.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(7)	Non-Recourse Long-Term Debt – continued

The LLC acquired its interest in Aircraft 128 for cash and the assumption of non-recourse long-term debt (see Note 4). Effective June 12, 2006, the owner trustee, in connection with the Cathay lease extension for ICON 128, refinanced the non-recourse long-term debt related to the aircraft (the “Initial Refinancing”). The Initial Refinancing was entered into because the original non-recourse long-term debt of approximately $44,250,000 was due to be repaid on June 12, 2006. The LLC was required by the lender to pay down approximately $6,754,000 of the balloon payment as part of the Initial Refinancing. The principal balance of the Initial Refinancing was approximately $37,495,000.  The non-recourse debt incurred in the Initial Refinancing was scheduled to mature on December 1, 2011, required a balloon payment of approximately $11,550,000 and accrued interest at LIBOR plus 0.80% per year. The Initial Refinancing required monthly payments of approximately $545,000 through May 2010 and approximately $495,000 through December 2011. The LLC incurred approximately $197,000 of costs in connection with the Initial Refinancing. The non-recourse long-term debt lender had a security interest in the aircraft and an assignment of the lease payments. The LLC expensed these costs to interest expense during the year ended December 31, 2006.

On August 1, 2006, the owner trustee was able to negotiate more favorable terms with a new lender and refinanced the Initial Refinancing (the “Second Refinancing”). In connection with the Second Refinancing, the LLC was able to borrow an additional amount of approximately $6,242,000. The principal balance of the Second Refinancing was approximately $43,800,000, and matures on December 1, 2011, requires a balloon payment of approximately $22,750,000 and accrues interest at 6.85% per year. The Second Refinancing requires monthly payments of approximately $545,000 through May 2010 and approximately $495,000 through December 2011. The LLC paid approximately $438,000 of costs in connection with the Second Refinancing, which were capitalized as debt financing costs and will be amortized to operations over the term of the Second Refinancing. As of December 31, 2009, approximately $80,000 was recorded to interest expense related to the amortization of the non-recourse long-term debt financing costs.

As of December 31, 2009 and 2008, the LLC had net debt financing costs of $290,852 and $489,835, respectively. For the years ended December 31, 2009, 2008 and 2007, the LLC recognized amortization expense of $198,980, $450,205 and $145,817, respectively.

The aggregate maturities of non-recourse long-term debt, including the effects of refinancing discussed above, consisted of the following at December 31, 2009:

For the year ending December 31, 2010	$15,262,908
For the year ending December 31, 2011	36,374,190
For the year ending December 31, 2012	5,400,000
For the year ending December 31, 2013	5,400,000
$62,437,098

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(8)	Revolving Line of Credit, Recourse

The LLC and certain entities managed by the Manager, Fund Eight B, Fund Ten, Fund Eleven, ICON Leasing Fund Twelve, LLC (“Fund Twelve”) and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen” and, together with the LLC, Fund Eight B, Fund Ten, Fund Eleven and Fund Twelve, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”). The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At December 31, 2009, no amounts were accrued related to the LLC’s joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the Borrowers have a beneficial interest.

The Facility expires on June 30, 2011 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year. The interest rate at December 31, 2009 was 4.0%. In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility.

The Borrowers are also parties to a Contribution Agreement (the “Contribution Agreement”) that provides that, in the event that a Borrower pays an amount in excess of its share of total obligations under the Facility, the other Borrowers will contribute to such Borrower so that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility.

Aggregate borrowings by all Borrowers under the Facility amounted to $2,360,000 at December 31, 2009. The LLC had no borrowings outstanding under the Facility as of such date. The balances of $100,000 and $2,260,000 were borrowed by Fund Ten and Fund Eleven, respectively. As of March 24, 2010, Fund Ten and Fund Eleven had outstanding borrowings under the Facility of $700,000 and $0, respectively.

The Borrowers were in compliance with all covenants under the Loan Agreement at December 31, 2009. As of such date, no amounts were due to or payable by the LLC under the Contribution Agreement.

(9)	Transactions with Related Parties

In accordance with the terms of the LLC Agreement, the LLC paid the Manager (i) management fees ranging from 1% to 5% based on a percentage of the rentals recognized either directly by the LLC or through its joint ventures, and (ii) acquisition fees, through the end of the operating period, of 3% of the purchase price of the LLC’s investments.  In addition, the Manager was reimbursed for administrative expenses incurred in connection with the LLC’s operations.  The Manager also has a 1% interest in the LLC’s profits, losses, cash distributions and liquidation proceeds.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(9)	Transactions with Related Parties - continued

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

Administrative expense reimbursements are costs incurred by the Manager or its affiliates that are necessary to the LLC’s operations.  These costs include the Manager’s and its affiliates’ legal, accounting, investor relations and operations personnel, as well as professional fees and other costs that are charged to the LLC based upon the percentage of time such personnel dedicate to the LLC. Excluded are salaries and related costs, office rent, travel expenses and other administrative costs incurred by individuals with a controlling interest in the Manager.

The LLC paid distributions to the Manager of $29,285, $77,556 and $89,144 for the years ended December 31, 2009, 2008 and 2007, respectively.  The Manager’s interest in the LLC’s net income was $67,001, $10,478 and $79,400 for the years ended December 31, 2009, 2008 and 2007, respectively.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the years ended December 31, 2009, 2008 and 2007 were as follows:

			Years Ended December 31,
Entity	Capacity	Description	2009	2008	2007
ICON Capital Corp.	Manager	Management fees (1)	$-	$526,469	$1,780,581
ICON Capital Corp.	Manager	Administrative expense reimbursements (1)	-	149,844	677,965
			$-	$676,313	$2,458,546

(1) Amount charged directly to operations.

Effective April 1, 2008 and May 1, 2008, the Manager waived its rights to all future administrative expense reimbursements and management fees, respectively.  As of December 31, 2009, the Manager waived $344,958 of administrative expense reimbursements and $1,082,524 of management fees. As of December 31, 2008, the Manager waived $364,877 of administrative expense reimbursements and $1,018,551 of management fees.

(10)	Derivative Financial Instruments

The LLC may enter into derivative transactions for purposes of hedging specific financial exposures, including changes in interest rates of its non-recourse long-term debt. The LLC enters into these instruments only for hedging underlying exposures. The LLC does not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges. Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though the LLC believes that these are effective economic hedges.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(10)	Derivative Financial Instruments - continued

Interest Rate Risk

The LLC’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements on its variable non-recourse debt. The LLC’s hedging strategy to accomplish this objective is to match the projected future business cash flows with the underlying debt service. Interest rate swaps designated as cash flow hedges involve the receipt of floating-rate interest payments from a counterparty in exchange for the LLC making fixed interest rate payments over the life of the agreements without exchange of the underlying notional amount.

At December 31, 2009 and 2008, the LLC had four floating-to-fixed interest rate swaps relating to the three Wilhelmsen Vessels on lease to Wilhelmsen and the Samar Spirit on lease to Teekay that were designated as cash flow hedges with an aggregate notional amount of $32,121,174 and $42,859,805, respectively.  These interest rate swaps have maturity dates ranging from July 25, 2011 to September 23, 2013.

For these derivatives, the LLC reports the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in accumulated other comprehensive income (loss) (“AOCI”) and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the statement of operations as the impact of the hedged transaction. During the year ended December 31, 2009, the LLC recorded no hedge ineffectiveness in earnings.  At December 31, 2009, there was no total unrealized loss recorded to AOCI related to the change in fair value of interest rate swaps.  For the year ended December 31, 2008, a loss of $78,982 was recorded in earnings representing the ineffective portion of the hedge.  At December 31, 2008, the total amount recorded to AOCI related to the change in fair value of the interest rate swaps was $3,429,165.

During the twelve months ending December 31, 2010, the LLC estimates that approximately $1,354,470 will be transferred from AOCI to interest expense.

The table below presents the fair value of the LLC’s derivative financial instruments and classification within the LLC’s consolidated balance sheet as of December 31, 2009:

Derivatives designated as hedging instruments:	Liability Derivative
	Balance Sheet Location	Fair Value
Interest rate swaps	Interest rate swap contracts	$2,054,841

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(10)	Derivative Financial Instruments - continued

The table below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of operations for the year ended December 31, 2009:

Twelve months ended December 31, 2009
Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swaps	$(776,750)	Interest expense	$(2,184,184)	Gain (loss) on financial instruments	$-

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

As of December 31, 2009 and 2008, the fair value of the derivatives in a liability position was $2,054,841 and $3,513,483, respectively. In the event that the LLC would be required to settle its obligations under the agreements as of December 31, 2009, the termination value would be $2,169,411.

(11)	Fair Value Measurements

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

Financial Assets and Liabilities Measured on a Recurring Basis

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

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(11)	Fair Value Measurements - continued

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Level 1(1)	Level 2(2)	Level 3(3)	Total
Liabilities:

Derivative liabilities	$-	$2,054,841	$-	$2,054,841

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

	Carrying Amount	Fair Value
Fixed rate non-recourse long-term debt	$30,315,921	$31,614,676

(12)	Concentrations of Risk

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

For the year ended December 31, 2009, the LLC had three lessees that accounted for approximately 95% of its rental and finance income.  Wilhelmsen, Cathay and Teekay accounted for approximately 26%, 35% and 34%, respectively. For the year ended December 31, 2008, the LLC had three lessees that accounted for approximately 83% of its rental and finance income.  Wilhelmsen, Cathay and Teekay accounted for approximately 25%, 29% and 29%, respectively. For the year ended December 31, 2007, the LLC had three lessees that accounted for approximately 77% of its rental and finance income.  Wilhelmsen accounted for approximately 32%.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(12)	Concentrations of Risk - continued

As of December 31, 2009, the LLC had one aircraft that accounted for approximately 53.3% of operating assets and one vessel that accounted for approximately 45.7%. As of December 31, 2008, the LLC had one aircraft that accounted for approximately 52% of operating assets and one vessel that accounted for approximately 45%. As of December 31, 2007, the LLC had one aircraft that accounted for approximately 53% of operating assets and one vessel that accounted for approximately 43%.

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

ICON 128 is a party to a residual sharing agreement with Airfleet Credit Corporation (“Airfleet”) and HXO Leasing Limited.  Pursuant to the terms of this residual sharing agreement, all proceeds received in connection with the sale or lease extension of Aircraft 128 in excess of $4,250,000 of the loan balance associated with the aircraft will be allocated 55% to ICON 128 and 45% to Airfleet.

ICON 128 had a commitment with respect to Aircraft 128 to pay certain maintenance costs, which were incurred during June 2006. The total estimated costs were approximately $1,300,000.  During November 2006, the LLC paid approximately $1,300,000 for these costs.

On February 23, 2005, ICON Cash Flow Partners L.P. Seven (“L.P. Seven”) assigned to the LLC 3.02% of its rights to the profits, losses, and cash flows from its limited partnership interest in an entity that owns a 100% interest in a mobile offshore drilling rig.  L.P. Seven assigned the rights to the LLC as repayment of its $755,000 outstanding debt obligation pursuant to a contribution agreement that the LLC entered into with some of its affiliates in connection with the line of credit agreement the LLC had with Comerica Bank.  This assignment increased the LLC’s rights to the profits, losses and cash flows from L.P. Seven’s limited partnership interest from 2.60%, which was assigned to the LLC in November 2004 as repayment of L.P. Seven's $650,000 outstanding debt obligation, to 5.62%.  The repayment amount represented the Manager’s estimated fair value of L.P. Seven's interest in the mobile offshore drilling rig at February 23, 2005. The fair value of this interest was determined using an appraisal and cash flow analysis.  During the year ended December 31, 2006, the LLC received approximately $253,000 in cash distributions related to this assignment.

At the time the LLC acquires or divests of its interest in an equipment lease or other financing transaction, the LLC may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities. The Manager believes that any liability that may arise as a result of any such indemnification obligations will not have a material adverse effect on the consolidated financial condition of the LLC taken as a whole.

(14)	Share Redemptions

The LLC redeemed no Shares during the years ended December 31, 2009 and 2008 and redeemed 147 Shares during the year ended December 31, 2007. The redemption amounts are calculated according to a specified redemption formula pursuant to the LLC Agreement.  Redeemed Shares have no voting rights and do not share in distributions.  The LLC Agreement limits the number of Shares that can be redeemed in any one year and redeemed Shares may not be reissued.  Redeemed Shares are accounted for as a reduction of members' equity.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(15)	Geographic Information

Geographic information for revenue, based on the country of origin, and long-lived assets, which include finance leases, operating leases (net of accumulated depreciation), investments in joint ventures and investment in unguaranteed residual values, were as follows:

	Year Ended December 31, 2009
	United	United		Marine
	States	Kingdom	Asia	Vessels (a)	Total
Revenue:
Rental income	$175,352	$-	$7,015,654	$6,206,808	$13,397,814
Finance income	$91,030	$-	$-	$4,674,048	$4,765,078
Income (loss) from investments in joint ventures	$168,382	$-	$(66,406)	$-	$101,976

	At December 31, 2009
	United	United		Marine
	States	Kingdom	Asia	Vessels (a)	Total
Long-lived assets:
Investment in finance leases	$-	$-	$-	$23,354,875	$23,354,875
Leased equipment at cost, net	$712,336	$-	$39,528,145	$33,907,852	$74,148,333
Investments in joint ventures	$725,942	$-	$1,200,984	$-	$1,926,926
Investment in unguaranteed residual values	$-	$752,113	$-	$-	$752,113

	Year Ended December 31, 2008
	United	United		Marine
	States	Kingdom	Asia	Vessels (a)	Total
Revenue:
Rental income	$2,510,464	$22,473	$7,313,430	$6,206,808	$16,053,175
Finance income	$269,091	$-	$-	$5,498,623	$5,767,714
Income (loss) from investments in joint ventures	$170,726	$-	$(2,167,551)	$-	$(1,996,825)

	At December 31, 2008
	United	United		Marine
	States	Kingdom	Asia	Vessels (a)	Total
Long-lived assets:
Investment in finance leases	$196,910	$-	$-	$27,988,331	$28,185,241
Leased equipment at cost, net	$1,658,297	$-	$42,048,924	$36,532,547	$80,239,768
Investments in joint ventures	$1,118,703	$-	$1,267,390	$-	$2,386,093
Investment in unguaranteed residual values	$-	$830,764	$-	$-	$830,764

(a)
Three of the LLC’s vessels are chartered to Wilhelmsen, a Norway based company. The fourth vessel is chartered to Teekay, a Canada based company. When the LLC charters a vessel to a charterer, the charterer is free to trade the vessel worldwide.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(16)	Selected Quarterly Financial Data (unaudited)

The following table is a summary of selected financial data by quarter:

	Quarters Ended in 2009				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31, 2009
Total revenue	$4,889,594	$4,549,146	$4,967,040	$4,432,029	$18,837,809
Net income attributable to Fund Nine
allocable to additional members	$1,832,610	$1,005,497	$2,213,104	$1,581,934	$6,633,145
Weighted average number of additional shares
of limited liability company interests outstanding	97,955	97,955	97,955	97,955	97,955
Net income attributable to Fund Nine per weighted
average additional share of limited liability company interests	$18.71	$10.26	$22.59	$16.15	$67.72

	Quarters Ended in 2008				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31, 2008
Total revenue	$6,258,478	$3,697,958	$5,178,898	$5,023,538	$20,158,872
Net income (loss) attributable to Fund Nine
allocable to additional members	$2,114,888	$(3,964,750)	$1,968,762	$918,440	$1,037,340
Weighted average number of additional shares
of limited liability company interests outstanding	97,955	97,955	97,955	97,955	97,955
Net income (loss) attributable to Fund Nine per weighted
average additional share of limited liability company interests	$21.59	$(40.48)	$20.10	$9.38	$10.59

(17)	Income Tax Reconciliation (unaudited)

No provision for income taxes has been recorded by the LLC since the liability for such taxes is the responsibility of each of the individual members rather than the LLC.  The LLC’s income tax returns are subject to examination by federal and State taxing authorities, and changes, if any, could adjust the individual income taxes of the members.

At December 31, 2009 and 2008, the members’ equity included in the consolidated financial statements totaled $36,962,094 and $31,783,252, respectively.  The members’ capital for federal income tax purposes at December 31, 2009 and 2008 totaled $78,515,164 and $73,590,494, respectively.  The difference arises primarily from sales and offering expenses reported as a reduction in the additional members’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and differences in depreciation and amortization between financial reporting purposes and federal income tax purposes.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2009

(17)	Income Tax Reconciliation (unaudited) - continued

The following table reconciles net income attributable to Fund Nine for financial statement reporting purposes to the net income attributable to Fund Nine for federal income tax purposes for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
Net income attributable to Fund Nine per consolidated financial statements	$6,700,146	$1,047,818	$7,940,018

Finance leases	5,480,683	7,004,410	6,733,396
Depreciation expense	(4,179,146)	(5,206,714)	7,063,467
Interest expense - consolidating joint venture	-	-	(2,235,890)
Maintenance expense - consolidating joint venture	-	-	(1,476,431)
Gain (loss) on sale of equipment	-	302,371	(1,917,987)
Rent - consolidating joint venture	1,434,805	-	(5,196,661)
Tax gain from joint venture	-	4,571,741	993,943
Fixed asset impairment	446,601	-	-
Other	(2,029,681)	917,781	(852,823)

Net income attributable to Fund Nine for federal income tax purposes	$7,853,408	$8,637,407	$11,051,032

Schedule II - Valuation and Qualifying Accounts

		Additions
		Charged
Description	Balance at Beginning of Year	to Cost, Expenses, Revenues	Deductions	Balance at End of Year

Year Ended
December 31, 2009
Allowance for
Doubtful Accounts	$155,318	-	$(155,318)	-

Year Ended
December 31, 2008
Allowance for
Doubtful Accounts	-	$155,318	-	$155,318

Year Ended
December 31, 2007
Allowance for
Doubtful Accounts	-	-	-	-

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2009, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Our Manager assessed the effectiveness of its internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control — Integrated Framework."

Based on its assessment, our Manager believes that, as of December 31, 2009, its internal control over financial reporting is effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our Manager’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers of the Registrant's Manager and Corporate Governance

Our Manager, ICON Capital Corp., a Delaware corporation (“ICON”), was formed in 1985.  Our Manager's principal offices are located at 100 Fifth Avenue, 4th Floor, New York, New York 10011, and its telephone number is (212) 418-4700.

In addition to the primary services related to our making and disposing of investments, our Manager provides services relating to the day-to-day management of our equipment. These services include collecting payments due from lessees, borrowers and other counterparties; remarketing equipment that is off-lease; inspecting equipment; serving as a liaison with lessees, borrowers, and other counterparties; supervising equipment maintenance; and monitoring performance by lessees, borrowers and other counterparties of their obligations, including payment of contractual payments and all operating expenses.

Name	Age	Title
Michael A. Reisner	39	Co-Chairman, Co-Chief Executive Officer and Co-President
Mark Gatto	37	Co-Chairman, Co-Chief Executive Officer and Co-President
Joel S. Kress	37	Executive Vice President — Business and Legal Affairs
Anthony J. Branca	41	Senior Vice President and Chief Financial Officer
H. Daniel Kramer	58	Senior Vice President and Chief Marketing Officer
David J. Verlizzo	37	Senior Vice President — Business and Legal Affairs
Craig A. Jackson	51	Senior Vice President — Remarketing and Asset Management
Harry Giovani	35	Senior Vice President — Credit

Michael A. Reisner, Co-Chairman, Co-Chief Executive Officer and Co-President, joined ICON in 2001. Mr. Reisner has been a Director since May 2007.  Mr. Reisner was formerly Chief Financial Officer from January 2007 through April 2008. Mr. Reisner was also formerly Executive Vice President – Acquisitions from February 2006 through January 2007.  Mr. Reisner was Senior Vice President and General Counsel from January 2004 through January 2006.  Mr. Reisner was Vice President and Associate General Counsel from March 2001 until December 2003.  Previously, from 1996 to 2001, Mr. Reisner was an attorney with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions.  Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Mark Gatto, Co-Chairman, Co-Chief Executive Officer and Co-President, has been a Director since May 2007.  Mr. Gatto originally joined ICON in 1999 and was previously Executive Vice President and Chief Acquisitions Officer from May 2007 to January 2008.  Mr. Gatto was formerly Executive Vice President – Business Development from February 2006 to May 2007 and Associate General Counsel from November 1999 through October 2000.  Before serving as Associate General Counsel, Mr. Gatto was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters. From November 2000 to June 2003, Mr. Gatto was Director of Player Licensing for the Topps Company and, in July 2003, he co-founded ForSport Enterprises, LLC, a specialty business consulting firm in New York City, and served as its managing partner before re-joining ICON in April 2005.  Mr. Gatto received an M.B.A. from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

Joel S. Kress, Executive Vice President – Business and Legal Affairs, started his tenure with ICON in August 2005 as Vice President and Associate General Counsel.  In February 2006, he was promoted to Senior Vice President and General Counsel, and in May 2007, he was promoted to his current position.  Previously, from September 2001 to July 2005, Mr. Kress was an attorney with Fried, Frank, Harris, Shriver & Jacobson LLP in New York and London, England, concentrating on mergers and acquisitions, corporate finance and financing transactions (including debt and equity issuances) and private equity investments.  Mr. Kress received a J.D. from Boston University School of Law and a B.A. from Connecticut College.

Anthony J. Branca has been Chief Financial Officer since May 2008.  Mr. Branca was formerly Senior Vice President – Accounting and Finance from January 2007 through April 2008. Mr. Branca was Director of Corporate Reporting & Analysis for The Nielsen Company (formerly VNU) from March 2004 until January 2007, was International Controller of an internet affiliate from May 2002 to March 2004 and held various other management positions with The Nielsen Company from July 1997 through May 2002.  Previously, from 1995 through 1997, Mr. Branca was employed at Fortune Brands.  Mr. Branca started his career as an auditor with KPMG Peat Marwick in 1991.  Mr. Branca received a B.B.A. from Pace University.

H. Daniel Kramer, Senior Vice President and Chief Marketing Officer, joined ICON in February 2008.  Mr. Kramer has more than 30 years of equipment leasing and structured finance experience. Most recently, from October 2006 to February 2008, Mr. Kramer was part of CIT Commercial Finance, Equipment Finance Division, offering equipment leasing and financing solutions to complement public and private companies’ capital structure.  Prior to that role, from February 2003 to October 2006, Mr. Kramer was Senior Vice President, National Sales Manager with GMAC Commercial Equipment Finance, leading a direct sales organizational team; from 2001 to 2003, Senior Vice President and National Sales Manager for ORIX Commercial Structured Equipment Finance division; and President of Kramer, Clark & Company for 12 years, providing financial consulting services to private and public companies, including structuring and syndicating private placements, equipment leasing and recapitalizations.  Mr. Kramer received a B.S. from Glassboro State College.

David J. Verlizzo has been Senior Vice President – Business and Legal Affairs since July 2007.  Mr. Verlizzo was formerly Vice President and Deputy General Counsel from February 2006 to July 2007 and was Assistant Vice President and Associate General Counsel from May 2005 until January 2006.  Previously, from May 2001 to May 2005, Mr. Verlizzo was an attorney with Cohen Tauber Spievack & Wagner LLP in New York, concentrating on public and private securities offerings, securities law compliance and corporate and commercial transactions.  Mr. Verlizzo received a J.D. from Hofstra University School of Law and a B.S. from The University of Scranton.

Craig A. Jackson has been Senior Vice President – Remarketing and Asset Management since March 2008. Mr. Jackson was previously Vice President – Remarketing and Portfolio Management from February 2006 through March 2008. Previously, from October 2001 to February 2006, Mr. Jackson was President and founder of Remarketing Services, Inc., a transportation equipment remarketing company. Prior to 2001, Mr. Jackson served as Vice President of Remarketing and Vice President of Operations for Chancellor Fleet Corporation (an equipment leasing company).  Mr. Jackson received a B.A. from Wilkes University.

Harry Giovani, Senior Vice President – Credit, joined ICON in April 2008. Most recently, from March 2007 to January 2008, Mr. Giovani was Vice President for FirstLight Financial Corporation, responsible for underwriting and syndicating middle market leveraged loan transactions. Previously, from April 2004 to March 2007, he worked at GE Commercial Finance, initially as an Assistant Vice President in the Intermediary Group, where he was responsible for executing middle market transactions in a number of industries including manufacturing, steel, paper, pharmaceutical, technology, chemicals and automotive, and later as a Vice President in the Industrial Project Finance Group, where he originated highly structured project finance transactions. Mr. Giovani started his career in 1997 at Citigroup’s Citicorp Securities and CitiCapital divisions, where he spent six years in a variety of roles of increasing responsibility including underwriting, origination and strategic marketing/business development. Mr. Giovani graduated from Cornell University in 1996 with a B.S. in Finance.

Code of Ethics

Our Manager, on our behalf, has adopted a code of ethics for its Co-Chief Executive Officers and Chief Financial Officer.  The Code of Ethics is available free of charge by requesting it in writing from our Manager.  Our Manager's address is 100 Fifth Avenue, 4th Floor, New York, New York 10011.

Item 11. Executive Compensation

We have no directors or officers. Our Manager and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2009, 2008 and 2007:

Entity	Capacity	Description	2009	2008	2007
ICON Capital Corp.	Manager	Management fees (1)	$-	$526,469	$1,780,581
ICON Capital Corp.	Manager	Administrative expense reimbursements (1)	-	149,844	677,965
			$-	$676,313	$2,458,546

(1) Amount charged directly to operations.

Our Manager also has a 1% interest in our profits, losses, cash distributions and liquidation proceeds. We paid distributions to our Manager of $29,285, $77,556 and $89,144, respectively, for the years ended December 31, 2009, 2008 and 2007.  Additionally, our Manager’s interest in our net income was $67,001, $10,478 and $79,400 for the years ended December 31, 2009, 2008 and 2007, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the Manager and Related Security Holder Matters

(a)	We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)	As of March 19, 2010, no directors or officers of our Manager own any of our equity securities.

(c)	Neither we nor our Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” for a discussion of our related party transactions.  See Notes 5, 9 and 13 to our consolidated financial statements for a discussion of our investments in joint ventures and transactions with related parties.

Because we are not listed on any national securities exchange or inter-dealer quotation system, we have elected to use the Nasdaq Stock Market’s definition of “independent director” in evaluating whether any of our Manager’s directors are independent. Under this definition, the board of directors of our Manager has determined that our Manager does not have any independent directors, nor are we required to have any.

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2009 and 2008, our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work.

The following table presents the fees for both audit and non-audit services rendered by Ernst & Young LLP for the years ended December 31, 2009 and 2008:

	2009	2008
Audit fees	$314,000	$298,565
Tax fees	61,813	55,750

	$375,813	$354,315

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

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

4.2    Amendment to the Registrant’s Amended and Restated Operating Agreement (Incorporated by reference to Exhibit 4.1.1 to Post-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed with the SEC on August 19, 2002 (File No. 333-67638)).

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

10.3   Loan Modification Agreement, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC, and ICON Leasing Fund Twelve, LLC, dated June 20, 2007 (Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed November 6, 2009).

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

31.1 Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.3 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1 Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	1. Consolidated Financial Statements of ICON Aircraft 126 LLC

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ICON Aircraft 126 LLC

We have audited the accompanying balance sheet of ICON Aircraft 126 LLC (the “Company”) as of December 31, 2008, and the related statements of operations, changes in members’ equity, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON Aircraft 126 LLC at December 31, 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP

March 24, 2009
New York, New York

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets

	December 31,
	2009	2008
	(unaudited)

Leased equipment at cost (less accumulated depreciation of $36,431,244 and $28,543,495, respectively)	$41,092,340	$45,080,089
Other non-current assets, net	278,073	304,823

Total Assets	$41,370,413	$45,384,912

Liabilities and Members’ Equity

Current liabilities
Current portion of non-recourse long-term debt	$3,684,449	$4,044,096
Deferred rental income	642,857	471,428
Accrued interest	219,676	228,697

Total current liabilities	4,546,982	4,744,221

Non-current liabilities
Non-recourse long-term debt, less current portion	34,421,461	38,105,910

Total Liabilities	38,968,443	42,850,131

Commitments and contingencies

Members’ Equity	2,401,970	2,534,781

Total Liabilities and Members’ Equity	$41,370,413	$45,384,912

See accompanying notes to consolidated financial statements.

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations

	Years Ended December 31,
	2009	2008	2007
	(unaudited)
Revenue:
Rental income	$6,368,571	$6,368,571	$6,368,571
Interest and other income	-	2,328	5,615

Total revenue	6,368,571	6,370,899	6,374,186

Expenses:
General and administrative	-	45,000	22,829
Interest	2,509,861	2,772,778	2,924,382
Depreciation and amortization	3,991,521	3,990,347	4,003,772
Impairment loss	-	3,900,000	-

Total expenses	6,501,382	10,708,125	6,950,983

Net loss	$(132,811)	$(4,337,226)	$(576,797)

See accompanying notes to consolidated financial statements.

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Members’ Equity

Members'
Equity
Balance, December 31, 2006	$7,380,975

Net loss	(576,797)
Investment from members	22,829

Balance, December 31, 2007	6,827,007

Net loss	(4,337,226)
Investment from members	45,000

Balance, December 31, 2008	2,534,781

Net loss (unaudited)	(132,811)

Balance, December 31, 2009 (unaudited)	$2,401,970

See accompanying notes to consolidated financial statements.

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
	(unaudited)
Cash flows from operating activities:
Net loss	$(132,811)	$(4,337,226)	$(576,797)
Adjustments to reconcile net loss to net cash
used in operating activities:
Rental income paid directly to lender by lessee	(6,540,000)	(6,540,000)	(6,540,000)
Interest and other income on maintenance reserve	-	(2,328)	(5,615)
Depreciation and amortization	3,991,521	3,990,347	4,003,772
Impairment loss	-	3,900,000	-
Interest expense from amortization of debt financing costs	22,978	47,892	(6,737)
Interest expense on non-recourse financing paid
directly to lender by lessee	2,495,904	2,729,973	2,948,336
Change in operating assets and liabilities:
Other non-current assets	-	-	-
Deferred rental income	171,429	171,429	171,429
Accrued interest	(9,021)	(5,087)	(17,217)

Net cash used in operating activities	-	(45,000)	(22,829)

Cash flows from financing activities:
Contributions received	-	45,000	22,829

Net increase in cash	-	-	-

Cash, beginning of the year	-	-	-

Cash, end of the year	$-	$-	$-

	Years Ended December 31,
	2009	2008	2007
	(unaudited)
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long-term debt
directly to lender by lessee	$6,540,000	$6,540,000	$6,540,000

See accompanying notes to consolidated financial statements.

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
(unaudited with regard to December 31, 2009)

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

On March 4, 2002, the LLC acquired all of the outstanding shares of Delta Aircraft Leasing Limited (“D.A.L.”), a Cayman Islands registered company, for approximately $75,288,000, which was largely comprised of approximately $4,250,000 of cash and the assumption of approximately $70,280,000 of non-recourse debt. D.A.L. owns, through an owner trust, an Airbus A340-313X aircraft (“Aircraft 126”) that is on lease to Cathay Pacific Airways Limited (“Cathay”). The lender has a security interest in the aircraft and an assignment of the rental payments under the lease. The lease was initially scheduled to expire in March 2006, but was extended to July 1, 2011.

The Manager of the LLC’s Members is ICON Capital Corp., a Delaware corporation (the “Manager”). The Manager manages and controls the business affairs of the LLC, including, but not limited to, the equipment leases and other financing transactions that the LLC entered into pursuant to the terms of the respective limited partnership and limited liability company agreements with the LLC’s Members.

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

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation. Leased equipment is depreciated on a straight-line basis over the lease term, which typically ranges from 4 to 5 years, to the asset’s residual value.

The Manager has an investment committee that approved each new equipment lease and other financing transaction. As part of its process, the investment committee determined the residual value, if any, to be used once the investment was approved.  The factors considered in determining the residual value included, but were not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment was integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operated. Residual values are reviewed for impairment in accordance with each LLC’s Member’s impairment review policy.

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
(unaudited with regard to December 31, 2009)

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

Revenue Recognition

Each equipment lease the LLC enters into is classified as either a finance lease or an operating lease, which is based upon the terms of each lease.  For a finance lease, initial direct costs are capitalized and amortized over the term of the related lease.  For an operating lease, initial direct costs are included as a component of the cost of the equipment and depreciated over the lease term. The LLC has not entered into any finance leases.

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
(unaudited with regard to December 31, 2009)

(2)	Summary of Significant Accounting Policies - continued

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected.  Accounts receivable are stated at their estimated net realizable value.  Deferred income is the difference between the timing of the cash payments and the income recognized on a straight-line basis.

Initial Direct Costs

The LLC capitalized initial direct costs associated with the origination and funding of leased assets and other financing transactions in accordance with the accounting pronouncement relating to  accounting for nonrefundable fees and costs associated with originating or acquiring loans and initial direct costs of leases.  The costs are amortized on a lease by lease basis based on the actual lease term using a straight-line method for operating leases and the effective interest rate method for finance leases. Costs related to leases or other financing transactions that were not consummated are expensed as an acquisition expense.

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

Recently Adopted Accounting Pronouncements

In 2009, the LLC adopted the accounting pronouncement relating to accounting for fair value measurements, which establishes a framework for measuring fair value and enhances fair value measurement disclosure for non-financial assets and liabilities. The adoption of this accounting pronouncement for non-financial assets and liabilities did not have a significant impact on the LLC’s consolidated financial statements.

In 2009, the LLC adopted the accounting pronouncement that provides additional guidance for estimating fair value in accordance with the accounting standard for fair value measurements when the volume and level of activity for the asset or liability have significantly decreased. This pronouncement also provides guidance for identifying transactions that are not orderly. This pronouncement was effective prospectively for all interim and annual reporting periods ending after June 15, 2009. The adoption of this accounting pronouncement did not have a significant impact on the LLC’s consolidated financial statements.

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
(unaudited with regard to December 31, 2009)

(2)	Summary of Significant Accounting Policies - continued

In 2009, the LLC adopted the accounting pronouncement that amends the requirements for disclosures about fair value of financial instruments, regarding the fair value of financial instruments for annual, as well as interim, reporting periods. This pronouncement was effective prospectively for all interim and annual reporting periods ending after June 15, 2009. The adoption of this accounting pronouncement did not have a significant impact on the LLC's consolidated financial statements.

In 2009, the LLC adopted the accounting pronouncement regarding the general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before the financial statements are issued. This pronouncement was effective prospectively for interim and annual reporting periods ending after June 15, 2009. The adoption of this accounting pronouncement did not have a significant impact on the LLC’s consolidated financial statements.

      In 2009, the LLC adopted Accounting Standards Codification 105, “Generally Accepted Accounting Principles,” which establishes the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”), which supersedes all existing accounting standard documents and is the single source of authoritative non-governmental US GAAP.  All other accounting literature not included in the Codification is considered non-authoritative.  This accounting standard is effective for interim and annual periods ending after September 15, 2009.  The Codification did not change or alter existing US GAAP and it did not result in a change in accounting practices for the LLC upon adoption. The LLC has conformed its consolidated financial statements and related notes to the new Codification for the year ended December 31, 2009.

(3)	Leased Equipment at Cost

The LLC’s sole investment at December 31, 2009 and 2008 is Aircraft 126, which is on lease to Cathay. The lease was initially scheduled to expire in March 2006, but was extended to July 1, 2011.

The LLC had a commitment with respect to Aircraft 126 to pay certain maintenance costs, which were incurred on or prior to March 27, 2006. The LLC established a maintenance reserve cash account under the original lease to pay for its portion of these costs. This account was funded by free cash from the lease payments in accordance with the terms of the original lease. During 2006, the LLC received $182,021 of capital contributions from the LLC’s Members, of which $50,000 was for amounts relating to the maintenance reserve cash account and $132,021 was related to costs paid by its members relating to the refinancing of the LLC's non-recourse debt. During September 2006, approximately $1,153,000 was paid for the maintenance costs. The maintenance account for Aircraft 126 was cross-collateralized with the maintenance account for ICON Aircraft 123 LLC (“ICON 123”), a wholly-owned subsidiary of Fund Eight B, pursuant to two first priority charge on cash deposit agreements entered into in connection with the purchase of an Airbus A340-313X aircraft on lease to Cathay (“Aircraft 123”). Under the terms of these agreements, the LLC was required to pay on behalf of ICON 123 any maintenance cost shortfalls incurred by ICON 123. On January 30, 2007, the LLC paid approximately $143,000 in maintenance costs from its maintenance account on behalf of ICON 123.  The maintenance account and related security interests were then terminated. ICON 123 will reimburse the LLC when Aircraft 123 is sold. The excess cash remaining in the LLC’s account of approximately $97,000 is included in other non-current assets at December 31, 2009 and 2008.

Each of ICON 123 and the LLC is a party to a residual sharing agreement with respect to its aircraft.

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
(unaudited with regard to December 31, 2009)

(3)	Leased Equipment at Cost - continued

In light of unprecedented high fuel prices during 2008 and the related impact on the airline industry, the Manager reviewed the LLC’s Members’ investments in Aircraft 126 as of June 30, 2008. In accordance with the accounting pronouncement that accounts for the impairment or disposal of long-lived assets and based upon changes in the airline industry, the Manager determined that Aircraft 126 was impaired.

Based on the Manager’s review, the carrying value of Aircraft 126 exceeded the expected undiscounted future cash flows of Aircraft 126 and, as a result, the LLC recorded an impairment charge representing the difference between the carrying value and the expected discounted future cash flows of Aircraft 126.  The expected discounted future cash flows of Aircraft 126 were determined using a market approach, a recent appraisal for Aircraft 126 and recent sales of similar aircraft, as well as other factors, including those discussed below.  As a result, as of June 30, 2008, the LLC recorded an impairment loss on Aircraft 126 of approximately $3,900,000.

The following factors in 2008, among others, indicated that the full carrying value of Aircraft 126 might not be recoverable: (i) indications that lenders were willing to finance less of the acquisition cost of four-engine aircraft, which increased with each dollar rise of the price of fuel, thereby undermining the carrying value expectations of such aircraft; (ii) the rising cost of fuel was increasing the operating costs of four-engine aircraft and similar capacity twin-engine aircraft, thereby making such aircraft less attractive investments at the time and thereby depressing the market for Aircraft 126; and (iii) the likelihood of aircraft operators switching to more efficient aircraft, thereby depressing the market for Aircraft 126.

Depreciation expense was $3,987,749, $3,986,575 and $4,000,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

Aggregate annual minimum future rentals receivable from the LLC’s non-cancelable lease for the next two years consisted of the following as of December 31, 2009.  There will be no additional rentals receivable after 2011.

Years Ending
December 31,
2010	$5,940,000
2011	$2,970,000

(4)	Non-recourse Long-Term Debt

Effective March 27, 2006, in connection with the lease extension, approximately $52,850,000 of non-recourse debt associated with Aircraft 126 was refinanced after applying $583,000 from a reserve account established in connection with the original lease with Cathay. The refinanced non-recourse debt matures on July 1, 2011 and requires a balloon payment of approximately $33,000,000 at maturity. The interest rate of the debt is fixed at 6.104%.

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
(unaudited with regard to December 31, 2009))

(4)	Non-recourse Long-Term Debt – continued

The aggregate maturities of non-recourse long-term debt, including the effects of refinancing discussed above, consisted of the following as of December 31, 2009.  There are no amounts due after 2011.

Years Ending
December 31,
2010	$3,684,449
2011	34,421,461
$38,105,910

(5)	Residual Sharing Agreement

The LLC is a party to a residual sharing agreement (the “Airtrade Residual Sharing Agreement”) with ICON 123 and Airtrade Capital Corp. (“Airtrade”). Pursuant to the terms of the Airtrade Residual Sharing Agreement, all proceeds received in connection with the sale or lease renewal of Aircraft 123 or Aircraft 126 in excess of $8,500,000 of the applicable loan balance associated with each aircraft will be allocated 55% to the LLC or ICON 123, as applicable, and 45% to Airtrade.

(6)	Fair Value Measurements

   The LLC is required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets and liabilities using fair value measurements.  Fair value information with respect to the LLC’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates. The fair value of the LLC’s non-recourse debt is estimated using a discounted cash flow analysis, based on the current incremental borrowing rate of the most recent borrowings by the LLC and the other programs sponsored by the Manager.

	Carrying Amount	Fair Value
Fixed rate non-recourse long-term debt	$38,105,910	$39,171,374

(7)	Transactions with Related Parties

The LLC does not maintain a separate bank account and, therefore, in the normal course of operations, the LLC’s Members will pay certain operating and general and administrative expenses on behalf of the LLC in proportion to their membership interests.

The financial condition and results of operations of the LLC, as reported, are not necessarily indicative of the results that would have been reported had the LLC operated completely independently.

(8)	Concentrations of Risk

For the years ended December 31, 2009, 2008, and 2007, the LLC had one lessee that accounted for 100% of total rental income and one lender that accounted for 98% of total liabilities.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Income Fund Nine, LLC
(Registrant)

By: ICON Capital Corp.
      (Manager of the Registrant)

March 25, 2010

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

ICON Income Fund Nine, LLC
(Registrant)

By: ICON Capital Corp.
      (Manager of the Registrant)

March 25, 2010

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer
(Principal Accounting and Financial Officer)

90