Form 10-Q
period 2010-03-31
ICON INCOME FUND NINE LLC
filed 2010-05-14
CIK 1157522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2010

or
[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-50217

ICON Income Fund Nine, LLC
(Exact name of registrant as specified in its charter)

Delaware	13-4183234
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

(212) 418-4700
(Registrant's telephone number, including area code)

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
[ ] Yes     [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,’’ “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]     Accelerated filer [  ]     Non-accelerated filer [X]     Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes   [X] No

Number of outstanding shares of limited liability company interests of the registrant on May 7, 2010 is 97,955.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets
	March 31,
	2010	December 31,
	(unaudited)	2009
Current assets:
Cash and cash equivalents	$1,074,985	$1,033,840
Current portion of net investment in finance leases	5,377,704	5,367,587
Assets held for sale	-	140,000

Total current assets	6,452,689	6,541,427

Non-current assets:
Net investment in finance leases, less current portion	16,654,931	17,987,288
Leased equipment at cost (less accumulated depreciation of
$17,831,148 and $16,513,937, respectively)	72,831,122	74,148,333
Investments in joint ventures	1,812,927	1,926,926
Investment in unguaranteed residual values	752,113	752,113
Other non-current assets, net	1,454,412	1,544,590

Total non-current assets	93,505,505	96,359,250

Total Assets	$99,958,194	$102,900,677

Liabilities and Members' Equity

Current liabilities:
Current portion of non-recourse long-term debt	$15,245,084	$15,262,908
Interest rate swap contracts	1,966,288	2,054,841
Deferred revenue	613,781	1,124,734
Due to Manager and affiliate	13,281	-
Accrued expenses and other current liabilities	321,042	321,910

Total current liabilities	18,159,476	18,764,393

Non-current liabilities:
Non-recourse long-term debt, less current portion	43,831,914	47,174,190

Total Liabilities	61,991,390	65,938,583

Commitments and contingencies (Note 11)

Members' Equity:
Additional Members	40,323,406	39,454,895
Manager	(462,297)	(471,070)
Accumulated other comprehensive loss	(1,894,305)	(2,021,731)

Total Members' Equity	37,966,804	36,962,094

Total Liabilities and Members' Equity	$99,958,194	$102,900,677

See accompanying notes to the consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue:
Rental income	$3,220,494	$3,572,329
Finance income	1,004,635	1,251,311
Income from investments in joint ventures	27,258	23,779
Net (loss) gain on sales of equipment and unguaranteed residual values	(1,205)	40,180
Interest and other income	154,063	1,995

Total revenue	4,405,245	4,889,594

Expenses:
General and administrative	185,653	278,745
Interest	1,150,057	1,386,205
Depreciation and amortization	1,359,469	1,373,523

Total expenses	2,695,179	3,038,473

Net income	$1,710,066	$1,851,121

Net income allocable to:
Additional Members	$1,692,965	$1,832,610
Manager	17,101	18,511

	$1,710,066	$1,851,121

Weighted average number of additional shares
of limited liability company interests outstanding	97,955	97,955

Net income per weighted average additional share
of limited liability company interests outstanding	$17.28	$18.71

See accompanying notes to the consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Changes in Members' Equity

				Accumulated
	Additional Member	Additional		Other Comprehensive	Total Members'
	Shares	Members	Manager	Loss	Equity
Balance, December 31, 2009	97,955	$39,454,895	$(471,070)	$(2,021,731)	$36,962,094

Net income	-	1,692,965	17,101	-	1,710,066
Change in valuation of interest rate swap contracts	-	-	-	127,426	127,426
Comprehensive income					1,837,492
Cash distributions	-	(824,454)	(8,328)	-	(832,782)

Balance, March 31, 2010 (unaudited)	97,955	$40,323,406	$(462,297)	$(1,894,305)	$37,966,804

See accompanying notes to the consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$1,710,066	$1,851,121
Adjustments to reconcile net income to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(2,638,000)	(2,638,000)
Finance income	(1,004,635)	(1,251,311)
Income from investments in joint ventures	(27,258)	(23,779)
Net loss (gain) on sale of equipment and unguaranteed residual values	1,205	(40,180)
Depreciation and amortization	1,359,469	1,373,523
Interest expense on non-recourse financing paid directly
to lenders by lessees	1,105,448	1,245,274
Interest expense from amortization of debt financing costs	44,297	53,516
Change in fair value of interest rate swap contracts	-	(5,336)
Changes in operating assets and liabilities:
Collection of finance leases	597,795	560,385
Other assets, net	3,623	(115,549)
Deferred revenue	(510,953)	(516,764)
Due to Manager and affiliates	13,281	-
Accrued expenses and other current liabilities	(12,668)	(78,246)
Distributions from joint ventures	40,132	42,779

Net cash provided by operating activities	681,802	457,433

Cash flows from investing activities:
Proceeds from sales of equipment	91,000	154,341
Distributions received from joint ventures in excess of profits	101,125	98,478

Net cash provided by investing activities	192,125	252,819

Cash flows from financing activities:
Cash distributions to members	(832,782)	(455,136)

Net cash used in financing activities	(832,782)	(455,136)

Net increase in cash and cash equivalents	41,145	255,116

Cash and cash equivalents, beginning of the period	1,033,840	779,544

Cash and cash equivalents, end of the period	$1,074,985	$1,034,660

See accompanying notes to the consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

Three Months Ended March 31,
	2010	2009
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest on non-recourse long-term debt paid directly to lenders by lessees	$4,367,080	$4,461,850

See accompanying notes to the consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2010
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

(2)	Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the LLC have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  In the opinion of the Manager, all adjustments considered necessary for a fair presentation have been included. These consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2009. The results for the interim period are not necessarily indicative of the results for the full year.

The consolidated financial statements include the accounts of the LLC and its majority-owned subsidiaries and other controlled entities. All intercompany accounts and transactions have been eliminated in consolidation.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(2)	Basis of Presentation and Consolidation - continued

The LLC accounts for its noncontrolling interests in joint ventures where the LLC has influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting. In such cases, the LLC’s original investments are recorded at cost and adjusted for its share of earnings, losses and distributions.  The LLC accounts for investments in joint ventures where the LLC has virtually no influence over financial and operational matters using the cost method of accounting.  In such cases, the LLC’s original investments are recorded at cost and any distributions received are recorded as revenue.  All of the LLC’s investments in joint ventures are subject to its impairment review policy.

Reclassifications

Certain reclassifications have been made to the accompanying consolidated financial statements in prior periods to conform to the current presentation.

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standard Codification 810 – Consolidation (“ASC 810”). The update amends the consolidation guidance applicable to variable interest entities (“VIEs”) and changes how a reporting entity evaluates whether an entity is considered the primary beneficiary of a VIE and is therefore required to consolidate such VIE. ASC 810 will also require assessments at each reporting period of which party within the VIE is considered the primary beneficiary and will require a number of new disclosures related to VIEs. ASC 810 is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance, effective January 1, 2010, did not have a material impact on the LLC’s consolidated financial statements as of and for the three months ended March 31, 2010.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), amending Accounting Standards Codification 820. ASU 2010-06 requires new disclosures and clarifies existing disclosures on fair value measurements.  It requires new disclosures including (i) separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers and (ii) separate presentation of information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This update also clarifies existing disclosures requiring the LLC to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material effect on the LLC’s consolidated financial statements as of and for the three months ended March 31, 2010.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(3)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	March 31,	December 31,
	2010	2009

Minimum rents receivable	$29,619,750	$31,946,625
Unearned income	(7,587,115)	(8,591,750)

Net investment in finance leases	22,032,635	23,354,875

Less: Current portion of net investment in finance leases	5,377,704	5,367,587

Net investment in finance leases, less current portion	$16,654,931	$17,987,288

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	March 31,	December 31,
	2010	2009
Aircraft	$48,453,180	$48,453,180
Marine vessel	40,285,787	40,285,787
Manufacturing, telecommunications and computer equipment	1,923,303	1,923,303
	90,662,270	90,662,270

Less: Accumulated depreciation	17,831,148	16,513,937

	$72,831,122	$74,148,333

Depreciation expense was $1,317,211 and $1,362,044 for the three months ended March 31, 2010 and 2009, respectively.

Manufacturing, Telecommunications and Computer Equipment

In March 2009, Spansion, LLC (“Spansion”), a lessee, filed a petition for reorganization under Chapter 11 in United States Bankruptcy Court and rejected two leases to which certain semi-conductor memory testing equipment was subject (the “FASL Leases”).  On June 3, 2009, Spansion returned the rejected equipment, which was classified on the consolidated balance sheets as assets held for sale and had been recorded at the lower of its carrying value or fair market value less estimated costs to sell.

On February 22, 2010, the United States Bankruptcy Court approved the LLC’s administrative expense claim in the amount of approximately $90,000 and unsecured claim in the amount of approximately $269,000.  On March 22, 2010, the LLC sold its unsecured claim to a third party for approximately $161,000, which was recorded as other income.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(4)	Leased Equipment at Cost - continued

During the three months ended March 31, 2010, the LLC sold the equipment subject to the FASL Leases for approximately $91,000 and recorded a loss on sale of approximately $1,000.

Aggregate annual minimum future rentals receivable from the LLC’s non-cancelable operating leases consisted of the following at March 31, 2010:

For the period April 1, 2010 to December 31, 2010	$9,277,694
For the year ending December 31, 2011	$8,913,000

(5)	Non-Recourse Long-Term Debt

The aggregate maturities of non-recourse long-term debt were as follows at March 31, 2010:

For the period April 1, 2010 to December 31, 2010	$11,902,809
For the year ending December 31, 2011	36,374,189
For the year ending December 31, 2012	5,400,000
For the year ending December 31, 2013	5,400,000
$59,076,998

As of March 31, 2010 and December 31, 2009, the LLC had net debt financing costs of $246,554 and $290,852, respectively.  For the three months ended March 31, 2010 and 2009, the amortization of debt financing costs resulted in the recognition of interest expense of $44,297 and $53,516, respectively.

(6)	Revolving Line of Credit, Recourse

The LLC and certain entities managed by the Manager, ICON Income Fund Eight B L.P. (“Fund Eight B”), ICON Income Fund Ten, LLC (“Fund Ten”), ICON Leasing Fund Eleven, LLC (“Fund Eleven”), ICON Leasing Fund Twelve, LLC (“Fund Twelve”) and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen” and, together with the LLC, Fund Eight B, Fund Ten, Fund Eleven and Fund Twelve, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”). The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At March 31, 2010, no amounts were accrued related to the LLC’s joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the Borrowers have a beneficial interest.

The Facility expires on June 30, 2011 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year. The interest rate at March 31, 2010 was 4.0%. In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.5% on unused commitments under the Facility.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(6)	Revolving Line of Credit, Recourse - continued

Aggregate borrowings by all Borrowers under the Facility amounted to $700,000 at March 31, 2010, all of which was borrowed by Fund Ten. Subsequent to March 31, 2010, Fund Ten borrowed an additional $650,000 under the Facility, which increased Fund Ten’s outstanding loan balance to $1,350,000.

Pursuant to the Loan Agreement, the Borrowers are required to comply with certain covenants.  At March 31, 2010, the Borrowers were in compliance with all covenants.

(7)	Transactions with Related Parties

In accordance with the terms of the LLC Agreement, the LLC paid the Manager (i) management fees ranging from 1% to 5% based on a percentage of the rentals recognized either directly by the LLC or through its joint ventures and (ii) acquisition fees, through the end of the operating period, of 3% of the purchase price of the LLC’s investments.  In addition, the Manager was reimbursed for administrative expenses incurred in connection with the LLC’s operations.  The Manager also has a 1% interest in the LLC’s profits, losses, cash distributions and liquidation proceeds.

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

Administrative expense reimbursements were costs incurred by the Manager or its affiliates that were necessary to the LLC’s operations.  These costs included the Manager’s and its affiliates’ legal, accounting, investor relations and operations personnel, as well as professional fees and other costs that were charged to the LLC based upon the percentage of time such personnel dedicated to the LLC. Excluded were salaries and related costs, office rent, travel expenses and other administrative costs incurred by individuals with a controlling interest in the Manager.

In 2008, the Manager waived its rights to all future administrative expense reimbursements and management fees.

(8)	Derivative Financial Instruments

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

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(8)	Derivative Financial Instruments - continued

The LLC accounts for derivative financial instruments in accordance with the accounting pronouncements that established accounting and reporting standards for derivative financial instruments.  These accounting pronouncements require the LLC to recognize all derivatives as either assets or liabilities on the consolidated balance sheets and measure those instruments at fair value. The LLC recognizes the fair value of all derivatives as either assets or liabilities on the consolidated balance sheets and changes in the fair value of such instruments are recognized immediately in earnings unless certain accounting criteria established by the accounting pronouncements are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC recognizes the changes in fair value of such instruments in accumulated other comprehensive income (loss) (“AOCI”), a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

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

As of March 31, 2010, the LLC had four floating-to-fixed interest rate swaps relating to the three car and truck carrying vessels (“Wilhelmsen Vessels”) on bareboat charter to Wilhelmsen Lines Shipowning AS (“Wilhelmsen”) and the Samar Spirit, an Aframax product tanker (“Samar Spirit”), on lease to Teekay Corporation (“Teekay”), that were designated as cash flow hedges with an aggregate notional amount of approximately $29,877,465.  These interest rate swaps have maturity dates ranging from July 25, 2011 to September 23, 2013.

For these derivatives, the LLC reports the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the statement of operations as the impact of the hedged transaction. During the three months ended March 31, 2010, the LLC recorded no hedge ineffectiveness in earnings.  At March 31, 2010, total unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was approximately $1,894,000.

During the twelve months ending March 31, 2011, the LLC estimates that an additional $1,283,280 will be transferred from AOCI to interest expense.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(8)	Derivative Financial Instruments - continued

The table below presents the fair value of the LLC’s derivative financial instruments and classification within the LLC’s consolidated balance sheets as of March 31, 2010 and December 31, 2009:

Derivatives designated as hedging instruments:	Liability Derivative
		March 31,	December 31,
		2010	2009
	Balance Sheet Location	Fair Value	Fair Value
Interest rate swaps	Interest rate swap contracts	$1,966,288	$2,054,841

The table below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statement of operations for the three months ended March 31, 2010:

Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swaps	$237,237	Interest expense	$(364,663)	Gain (loss) on financial instruments	$-

      The table below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statement of operations for the three months ended March 31, 2009:

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

As of March 31, 2010, the fair value of derivatives in a liability position was $1,966,288. In the event that the LLC would be required to settle its obligations under the agreements as of March 31, 2010, the termination value would be $2,036,315.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(9)	Accumulated Other Comprehensive Loss

AOCI included accumulated unrealized losses on derivative financial instruments of $1,894,305 and $2,021,731 at March 31, 2010 and December 31, 2009, respectively.

Total comprehensive income for the three months ended March 31, 2010 and 2009 was $1,837,492 and $2,183,381, which included: (i) net income of $1,710,066 and $1,851,121 and (ii) the net change in unrealized gain on derivative financial instruments of $127,426 and $332,260, respectively.

(10)	Fair Value Measurements

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

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

	Level 1(1)	Level 2(2)	Level 3(3)	Total
Liabilities:

Derivative liabilities	$-	$1,966,288	$-	$1,966,288

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

Fair value information with respect to the LLC’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates.  The estimated fair value of the LLC’s non-recourse long-term debt was based on the discounted value of future cash flows expected to be received from the loan based on recent transactions of this type.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(10)	Fair Value Measurements – continued

	March 31, 2010
	Carrying Amount	Fair Value
Fixed rate non-recourse long-term debt	$29,199,531	$30,253,662

(11)	Commitments and Contingencies

The LLC has entered into certain residual sharing and remarketing agreements with various third parties.  In connection with these agreements, residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas.  The obligation related to these agreements is recorded at fair value.

ICON Aircraft 128 LLC, a wholly-owned subsidiary of the LLC (“ICON 128”), is a party to a residual sharing agreement with Airfleet Credit Corporation (“Airfleet”) and HXO Leasing Limited.  Pursuant to the terms of this residual sharing agreement, all proceeds received in connection with the sale or lease extension of the Airbus A340-313X MSN 128 (“Aircraft 128”) on lease to Cathay Pacific Airways Limited (“Cathay”) in excess of the sum of our original equity investment of $4,250,000, a stated annual return and the outstanding loan balance associated with Aircraft 128 will be allocated 55% to ICON 128 and 45% to Airfleet.

On February 23, 2005, ICON Cash Flow Partners L.P. Seven (“L.P. Seven”) assigned to the LLC 3.02% of its rights to the profits, losses, and cash flows from its limited partnership interest in an entity that owns a 100% interest in a mobile offshore drilling rig that is subject to lease with Rowan Companies, Inc.  L.P. Seven assigned the rights to the LLC as repayment of its $755,000 outstanding debt obligation to the LLC pursuant to a contribution agreement that the LLC had with Comerica Bank.  This assignment increased the LLC’s rights to the profits, losses and cash flows from L.P. Seven’s limited partnership interest from 2.60%, which was assigned to the LLC in November 2004, to 5.62%.  The repayment amount represented the Manager’s estimated fair value of L.P. Seven's interest in the mobile offshore drilling rig at February 23, 2005. No cash distributions were received from these rights during the three months ended March 31, 2010.

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

Item 2.  Manager’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.  This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Recent Significant Transactions

We engaged in the following significant transaction since December 31, 2009:

Spansion Manufacturing Equipment

In March 2009, Spansion, a lessee, filed a petition for reorganization under Chapter 11 in United States Bankruptcy Court and rejected the FASL Leases.  On June 3, 2009, Spansion returned the rejected equipment, which was classified on the consolidated balance sheets as assets held for sale and had been recorded at the lower of its carrying value or fair market value less estimated costs to sell.

On February 22, 2010, the United States Bankruptcy Court approved our administrative expense claim in the amount of approximately $90,000 and unsecured claim in the amount of approximately $269,000.  On March 22, 2010, we sold our unsecured claim to a third party for approximately $161,000, which was recorded as other income.

During the three months ended March 31, 2010, we sold the equipment subject to the FASL Leases for approximately $91,000 and recorded a loss on sale of approximately $1,000.

Recently Adopted Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a significant impact on our consolidated financial statements as of March 31, 2010.   See Note 2 to our consolidated financial statements for a discussion of accounting pronouncements that we have recently adopted.

Results of Operations for the Three Months Ended March 31, 2010 (the “2010 Quarter”) and 2009 (the “2009 Quarter”)

Revenue for the 2010 Quarter and the 2009 Quarter is summarized as follows:

	Three Months Ended March 31,
	2010	2009	Change
Rental income	$3,220,494	$3,572,329	$(351,835)
Finance income	1,004,635	1,251,311	(246,676)
Income from investments in joint ventures	27,258	23,779	3,479
Net (loss) gain on sales of equipment and unguaranteed residual values	(1,205)	40,180	(41,385)
Interest and other income	154,063	1,995	152,068

Total revenue	$4,405,245	$4,889,594	$(484,349)

Total revenue for the 2010 Quarter decreased $484,349, or 9.9%, as compared to the 2009 Quarter. The decrease in total revenue was primarily due to the decreases in rental income and finance income. The decrease in rental income was primarily due to the sales that occurred after the 2009 Quarter of equipment on lease to Hudson Crossing Surgery Center (“Hudson Crossing”) and Spansion, and the rejection of the FASL Leases.  The decrease in finance income was primarily due to the normal lifecycle of our bareboat charters with Wilhelmsen, which experience scheduled, declining revenue over the course of the bareboat charters, as well as the sale of equipment leased by Wildwood Industries, Inc. (“Wildwood”) and Short Hills Surgery Center after the 2009 Quarter.   The decrease in total revenue was offset by an increase in interest and other income due to the sale of our unsecured claim against Spansion to a third party for approximately $161,000.

Expenses for the 2010 Quarter and the 2009 Quarter are summarized as follows:

	Three Months Ended March 31,
	2010	2009	Change
General and administrative	$185,653	$278,745	$(93,092)
Interest	1,150,057	1,386,205	(236,148)
Depreciation and amortization	1,359,469	1,373,523	(14,054)

Total expenses	$2,695,179	$3,038,473	$(343,294)

Total expenses for the 2010 Quarter decreased $343,294, or 11.3%, as compared to the 2009 Quarter. The decrease in total expenses was primarily due to a decrease in interest expense due to the declining principal balance of our non-recourse debt related to our lease with Cathay and our bareboat charters with Teekay and Wilhelmsen. The decrease in general and administrative expense was primarily due to the absence of residual interest sharing expense during the 2010 Quarter.

Net Income

As a result of the foregoing factors, net income for the 2010 Quarter and the 2009 Quarter was $1,710,066 and $1,851,121, respectively. Net income per weighted average additional share of limited liability company interests outstanding for the 2010 Quarter and the 2009 Quarter was $17.28 and $18.71, respectively.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2010 compared to December 31, 2009.

Total Assets

     Total assets decreased $2,942,483, from $102,900,677 at December 31, 2009 to $99,958,194 at March 31, 2010. The decrease was primarily due to the continued depreciation of our leased equipment at cost and distributions to our members.

Current Assets

Current assets decreased $88,738, from $6,541,427 at December 31, 2009 to $6,452,689 at March 31, 2010. This decrease was primarily due to distributions to our members.

Total Liabilities

     Total liabilities decreased $3,947,193, from $65,938,583 at December 31, 2009 to $61,991,390 at March 31, 2010. The decrease was primarily due to the paydown of non-recourse debt in the ordinary course of business, a decrease in deferred revenue resulting from the timing of certain customer payments, and a decrease in the fair value of our interest rate swap contracts related to the debt associated with the vessels on bareboat charter with Teekay and Wilhelmsen.

Current Liabilities

Current liabilities decreased $604,917, from $18,764,393 at December 31, 2009 to $18,159,476 at March 31, 2010. The decrease was primarily due to a decrease in the current portion of our non-recourse debt as we pay down such debt in the ordinary course of business, a decrease in deferred revenue resulting from the timing of certain customer payments, and a decrease in the fair value of our interest rate swap contracts related to the debt associated with the vessels on bareboat charter with Teekay and Wilhelmsen.

Members’ Equity

Members’ equity increased $1,004,710, from $36,962,094 at December 31, 2009 to $37,966,804 at March 31, 2010. The increase was due to the results of our operations and the change in the valuation of our interest rate swap contracts, partially offset by a decrease due to distributions to our members.

Liquidity and Capital Resources

At March 31, 2010 and December 31, 2009, we had cash and cash equivalents of $1,074,985 and $1,033,840, respectively. During our operating period, which ended on April 30, 2008, our main sources of cash were proceeds from sales of equipment as well as from collections of rentals on non-leveraged operating and direct finance leases.  These have continued to be our main sources of cash during our liquidation period. During our operating period, our main use of cash was principally for investments in assets and distributions to our members.  During our liquidation period, our main use of cash has been and will continue to be for distributions to our members.

Operating Activities

Sources of cash from operating activities increased $224,369, from $457,433 in the 2009 Quarter to $681,802 in the 2010 Quarter. The increase in cash from operating activities was due to the decrease in amounts paid pursuant to residual sharing agreements related to the Wildwood leases after the 2009 Quarter.

Investing Activities

Sources of cash from investing activities decreased $60,694, from $252,819 in the 2009 Quarter to $192,125 in the 2010 Quarter. The decrease was primarily due to a reduction in proceeds from sales of equipment in the 2010 Quarter as compared to the 2009 Quarter.

Financing Activities

Uses of cash in financing activities increased $377,646, from $455,136 in the 2009 Quarter to $832,782 in the 2010 Quarter. The increase was due to cash distributions of $832,782 paid to our members during the 2010 Quarter as compared to distributions of $455,136 paid to our members during the 2009 Quarter.

Financings and Borrowings

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at March 31, 2010 and December 31, 2009 of $59,076,998 and $62,437,098, respectively.  Our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the equipment and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee.   If the lessee were to default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt  Our existing leases have funded, and we anticipate will continue to fund, these obligations.

Our Manager believes that the cash we currently have available, the cash being generated from our remaining leases, and the proceeds we expect to receive from equipment and asset sales will be sufficient to continue our operations into the foreseeable future. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ businesses that are beyond our control.

Distributions

We, at our Manager’s discretion, paid monthly distributions to each of our additional members beginning the first month after each such member was admitted through the end of our operating period, which was on April 30, 2008. During the liquidation period, we plan to make distributions in accordance with the terms of our LLC Agreement. We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets and our receipt of rental and other income from our investments. We paid distributions to additional members and our Manager of $824,454 and $8,328, respectively, during the 2010 Quarter.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2010, we had non-recourse debt obligations outstanding. The lender has a security interest in the equipment related to each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the equipment.  In such cases, the lender is being paid directly by the lessee. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt.  At March 31, 2010, our outstanding non-recourse debt obligations were $59,076,998. We are a party to the Facility. We had no outstanding borrowings under the Facility at March 31, 2010.

Off-Balance Sheet Transactions

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2010, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of conducting our business, we may be subject to certain claims, suits and complaints filed against us.  In our Manager’s opinion, the outcome of such matters, if any, will not have a material impact on our consolidated financial position, cash flows or results of operations.  We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell or redeem any shares of limited liability company interests during the three months ended March 31, 2010.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

Not applicable.

Item 6. Exhibits

3.1
Certificate of Formation of Registrant (Incorporated by reference to Exhibit 4.3 to Pre-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed with the SEC on October 12, 2001 (File No. 333-67638)).

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

10.1
Commercial Loan Agreement, dated as of August 31, 2005, by and among California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated August 31, 2005).

10.2
Loan Modification Agreement, dated as of December 26, 2006, between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 26, 2006).

10.3
Loan Modification Agreement, dated as of June 20, 2007, between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC (Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed November 6, 2009).

10.4
Third Loan Modification Agreement, dated as of May 1, 2008, between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC (Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed May 20, 2008).

10.5
Fourth Loan Modification Agreement, dated as of August 12, 2009, between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC, ICON Leasing Fund Twelve, LLC and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed August 13, 2009).

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

May 13, 2010

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

May 13, 2010

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

May 13, 2010

By: /s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer
(Principal Accounting and Financial Officer)

22