Form 10-Q
period 2010-06-30
ICON INCOME FUND NINE LLC
filed 2010-08-10
CIK 1157522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2010

or
[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-50217

ICON Income Fund Nine, LLC
(Exact name of registrant as specified in its charter)

Delaware	13-4183234
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

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
[  ] Yes   [X] No

Number of outstanding shares of limited liability company interests of the registrant on August 6, 2010 is 97,955.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets
	June 30,
	2010	December 31,
	(unaudited)	2009
Current assets:
Cash and cash equivalents	$967,436	$1,033,840
Current portion of net investment in finance leases	5,364,248	5,367,587
Assets held for sale	-	140,000

Total current assets	6,331,684	6,541,427

Non-current assets:
Net investment in finance leases, less current portion	15,290,141	17,987,288
Leased equipment at cost (less accumulated depreciation of
$19,147,768 and $16,513,937, respectively)	71,514,502	74,148,333
Investments in joint ventures	1,750,164	1,926,926
Investment in unguaranteed residual values	752,113	752,113
Other non-current assets, net	1,416,313	1,544,590

Total non-current assets	90,723,233	96,359,250

Total Assets	$97,054,917	$102,900,677

Liabilities and Members' Equity

Current liabilities:
Current portion of non-recourse long-term debt	$15,336,467	$15,262,908
Interest rate swap contracts	1,773,886	2,054,841
Deferred revenue	68,005	1,124,734
Accrued expenses and other current liabilities	299,217	321,910

Total current liabilities	17,477,575	18,764,393

Non-current liabilities:
Non-recourse long-term debt, less current portion	40,288,710	47,174,190

Total Liabilities	57,766,285	65,938,583

Commitments and contingencies (Note 11)

Members' Equity:
Additional Members	41,455,579	39,454,895
Manager	(450,861)	(471,070)
Accumulated other comprehensive loss	(1,716,086)	(2,021,731)

Total Members' Equity	39,288,632	36,962,094

Total Liabilities and Members' Equity	$97,054,917	$102,900,677

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Rental income	$3,212,925	$3,326,374	$6,433,419	$6,898,703
Finance income	948,630	1,196,786	1,953,265	2,448,097
Income from investments in joint ventures	72,162	17,503	99,420	41,282
Net (loss) gain on sales of equipment and unguaranteed residual values	-	(22,856)	(1,205)	17,324
Interest and other income	89,796	31,339	243,859	33,334

Total revenue	4,323,513	4,549,146	8,728,758	9,438,740

Expenses:
General and administrative	119,988	891,636	305,641	1,170,381
Interest	856,062	1,287,340	2,006,119	2,673,545
Depreciation and amortization	1,320,776	1,354,516	2,680,245	2,728,039

Total expenses	2,296,826	3,533,492	4,992,005	6,571,965

Net income	$2,026,687	$1,015,654	$3,736,753	$2,866,775

Net income allocable to:
Additional Members	$2,006,420	$1,005,497	$3,699,385	$2,838,107
Manager	20,267	10,157	37,368	28,668

	$2,026,687	$1,015,654	$3,736,753	$2,866,775

Weighted average number of additional shares
of limited liability company interests outstanding	97,955	97,955	97,955	97,955

Net income per weighted average additional share
of limited liability company interests outstanding	$20.48	$10.26	$37.77	$28.97

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Members' Equity

				Accumulated
	Additional Member	Additional		Other Comprehensive	Total Members'
	Shares	Members	Manager	Loss	Equity
Balance, December 31, 2009	97,955	$39,454,895	$(471,070)	$(2,021,731)	$36,962,094

Net income	-	1,692,965	17,101	-	1,710,066
Change in valuation of interest rate swap contracts	-	-	-	127,426	127,426
Comprehensive income					1,837,492
Cash distributions	-	(824,454)	(8,328)	-	(832,782)

Balance, March 31, 2010 (unaudited)	97,955	$40,323,406	$(462,297)	$(1,894,305)	$37,966,804

Net income	-	2,006,420	20,267	-	2,026,687
Change in valuation of interest rate swap contracts	-	-	-	178,219	178,219
Comprehensive income					2,204,906
Cash distributions	-	(874,247)	(8,831)	-	(883,078)

Balance, June 30, 2010 (unaudited)	97,955	$41,455,579	$(450,861)	$(1,716,086)	$39,288,632

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$3,736,753	$2,866,775
Adjustments to reconcile net income to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(5,233,607)	(5,820,000)
Finance income	(1,953,265)	(2,448,097)
Income from investments in joint ventures	(99,420)	(41,282)
Net loss (gain) on sale of equipment and unguaranteed residual values	1,205	(17,324)
Depreciation and amortization	2,680,245	2,728,039
Interest expense on non-recourse financing paid directly to lenders by lessees	1,927,548	2,496,451
Interest expense from amortization of debt financing costs	78,243	104,533
Changes in operating assets and liabilities:
Collection of finance leases	1,211,385	1,144,726
Other assets, net	3,620	26,929
Deferred revenue	(1,056,729)	(503,018)
Accrued expenses and other current liabilities	(13,704)	355,407
Distributions from joint ventures	77,766	81,960

Net cash provided by operating activities	1,360,040	975,099

Cash flows from investing activities:
Proceeds from sales of equipment	91,000	169,428
Distributions received from joint ventures in excess of profits	198,416	200,555

Net cash provided by investing activities	289,416	369,983

Cash flows from financing activities:
Cash distributions to members	(1,715,860)	(1,111,464)

Net cash used in financing activities	(1,715,860)	(1,111,464)

Net (decrease) increase in cash and cash equivalents	(66,404)	233,618

Cash and cash equivalents, beginning of the period	1,033,840	779,544

Cash and cash equivalents, end of the period	$967,436	$1,013,162

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

Six Months Ended June 30,
	2010	2009
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest on non-recourse long-term debt paid directly to lenders by lessees	$8,667,365	$9,454,274

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2010
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

The LLC’s operating period ended on April 30, 2008 and the LLC commenced its liquidation period on May 1, 2008.  During the liquidation period, the LLC is distributing substantially all of its distributable cash from operations and equipment sales to the members and will continue the orderly termination of its operations and affairs.  The LLC has not invested and will not invest in any additional finance or lease transactions during the liquidation period.

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
June 30, 2010
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

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standard Codification 810 – Consolidation (“ASC 810”). The update amends the consolidation guidance applicable to variable interest entities (“VIEs”) and changes how a reporting entity evaluates whether an entity is considered the primary beneficiary of a VIE and is therefore required to consolidate such VIE. ASC 810 also requires assessments at each reporting period of which party within the VIE is considered the primary beneficiary and requires a number of new disclosures related to VIEs. The adoption of this guidance, effective January 1, 2010, did not have a material impact on the LLC’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), amending Accounting Standards Codification 820. ASU 2010-06 requires new disclosures and clarifies existing disclosures on fair value measurements.  It requires new disclosures including (i) separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers and (ii) separate presentation of information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This update also clarifies existing disclosures requiring the LLC to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material effect on the LLC’s consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(3)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	June 30,	December 31,
	2010	2009

Minimum rents receivable	$27,292,874	$31,946,625
Unearned income	(6,638,485)	(8,591,750)

Net investment in finance leases	20,654,389	23,354,875

Less: Current portion of net investment in finance leases	5,364,248	5,367,587

Net investment in finance leases, less current portion	$15,290,141	$17,987,288

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	June 30,	December 31,
	2010	2009
Aircraft	$48,453,180	$48,453,180
Marine vessel	40,285,787	40,285,787
Manufacturing, telecommunications and computer equipment	1,923,303	1,923,303
	90,662,270	90,662,270

Less: Accumulated depreciation	19,147,768	16,513,937

	$71,514,502	$74,148,333

Depreciation expense was $1,316,620 and $2,633,831 for the three and six months ended June 30, 2010, respectively.  Depreciation expense was $1,358,042 and $2,720,086 for the three and six months ended June 30, 2009, respectively.

Manufacturing, Telecommunications and Computer Equipment

In March 2009, Spansion, LLC (“Spansion”), a lessee, filed a petition for reorganization under Chapter 11 in United States Bankruptcy Court and rejected two leases to which certain semi-conductor memory testing equipment was subject (the “FASL Leases”).  On June 3, 2009, Spansion returned the rejected equipment, which was classified on the consolidated balance sheets as assets held for sale and was recorded at the lower of its carrying value or fair market value less estimated costs to sell.  During the three months ended March 31, 2010, the LLC sold the equipment subject to the FASL Leases for approximately $91,000 and recorded a loss on sale of approximately $1,000.

On February 22, 2010, the United States Bankruptcy Court approved the LLC’s administrative expense claim in the amount of approximately $90,000 and unsecured claim in the amount of approximately $269,000.  On March 22, 2010, the LLC sold its unsecured claim to a third party for approximately $161,000 and on May 24, 2010, the LLC received a payment of approximately $90,000 related to its administrative expense claim.  Both amounts were recorded as other income.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(4)	Leased Equipment at Cost - continued

On September 30, 2003, the LLC purchased fifty Great Dane refrigeration trailers subject to lease with Conwell Corporation (“Conwell”), a wholly-owned subsidiary of Frozen Foods Express Industries, Inc., for approximately $1,943,000.  The lease expired in April 2010 and was extended on a month-to-month basis.

Aggregate annual minimum future rentals receivable from the LLC’s non-cancelable operating leases consisted of the following at June 30, 2010:

For the period July 1, 2010 to December 31, 2010	$6,098,000
For the year ending December 31, 2011	$8,913,000

(5)	Non-Recourse Long-Term Debt

The aggregate maturities of non-recourse long-term debt were as follows at June 30, 2010:

For the period July 1, 2010 to December 31, 2010	$8,107,198
For the year ending December 31, 2011	36,717,979
For the year ending December 31, 2012	5,400,000
For the year ending December 31, 2013	5,400,000
$55,625,177

As of June 30, 2010 and December 31, 2009, the LLC had net debt financing costs of $212,609 and $290,852, respectively.  For the three and six months ended June 30, 2010, the amortization of debt financing costs resulted in the recognition of interest expense of $33,945 and $78,243, respectively.  For the three and six months ended June 30, 2009, amortization of debt financing costs resulted in the recognition of interest expense of $51,017 and $104,533, respectively.

(6)	Revolving Line of Credit, Recourse

The LLC and certain entities managed by the Manager, ICON Income Fund Eight B L.P. (“Fund Eight B”), ICON Income Fund Ten, LLC (“Fund Ten”), ICON Leasing Fund Eleven, LLC (“Fund Eleven”), ICON Leasing Fund Twelve, LLC (“Fund Twelve”) and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen” and, together with the LLC, Fund Eight B, Fund Ten, Fund Eleven and Fund Twelve, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”). The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At June 30, 2010, no amounts were accrued related to the LLC’s joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the Borrowers have a beneficial interest.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(6)	Revolving Line of Credit, Recourse - continued

The Facility expires on June 30, 2011 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year. The interest rate at June 30, 2010 was 4.0%. In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility.

Aggregate borrowings by all Borrowers under the Facility amounted to $1,350,000 at June 30, 2010, all of which was borrowed by Fund Ten. Subsequent to June 30, 2010, Fund Ten repaid $1,350,000, which reduced its outstanding loan balance to $0.

Pursuant to the Loan Agreement, the Borrowers are required to comply with certain covenants.  At June 30, 2010, the Borrowers were in compliance with all covenants.

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

Although the Manager continues to provide these services, in 2008, the Manager waived its rights to all future administrative expense reimbursements and management fees.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(8)	Derivative Financial Instruments

The LLC may enter into derivative transactions for purposes of hedging specific financial exposures, including changes in interest rates on its non-recourse long-term debt. The LLC enters into these instruments only for hedging underlying exposures. The LLC does not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges. Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though the LLC believes that these are effective economic hedges.

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

As of June 30, 2010, the LLC had four floating-to-fixed interest rate swaps relating to the three car and truck carrying vessels (“Wilhelmsen Vessels”) on bareboat charter to Wilhelmsen Lines Shipowning AS (“Wilhelmsen”) and the Samar Spirit, an Aframax product tanker (“Samar Spirit”), on lease to Teekay Corporation (“Teekay”), that were designated as cash flow hedges with an aggregate notional amount of $27,129,067.  These interest rate swaps have maturity dates ranging from July 25, 2011 to September 23, 2013.

For these derivatives, the LLC reports the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the statement of operations as the impact of the hedged transaction. During the six months ended June 30, 2010, the LLC recorded no hedge ineffectiveness in earnings.  At June 30, 2010, total unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was approximately $1,716,000.

During the twelve months ending June 30, 2011, the LLC estimates that an additional $1,062,530 will be transferred from AOCI to interest expense.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(8)	Derivative Financial Instruments - continued

The table below presents the fair value of the LLC’s derivative financial instruments and classification within the LLC’s consolidated balance sheets as of June 30, 2010 and December 31, 2009:

Derivatives designated as hedging instruments:	Liability Derivative
		June 30,	December 31,
		2010	2009
	Balance Sheet Location	Fair Value	Fair Value
Interest rate swaps	Interest rate swap contracts	$1,773,886	$2,054,841

The tables below present the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of operations for the three and six months ended June 30, 2010:

Three Months Ended June 30, 2010
Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swaps	$(198,591)	Interest expense	$(376,810)	Gain (loss) on financial instruments	$-

Six Months Ended June 30, 2010
Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swaps	$(435,828)	Interest expense	$(741,473)	Gain (loss) on financial instruments	$-

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(8)	Derivative Financial Instruments - continued

The tables below present the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of operations for the three and six months ended June 30, 2009:

Three Months Ended June 30, 2009
Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swaps	$(118,121)	Interest expense	$(457,089)	Gain (loss) on financial instruments	$-

Six Months Ended June 30, 2009
Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swaps	$8,797	Interest expense	$(916,267)	Gain (loss) on financial instruments	$-

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

As of June 30, 2010, the fair value of derivatives in a liability position was $1,773,886. In the event that the LLC would be required to settle its obligations under the agreements as of June 30, 2010, the termination value would be $1,835,356.

(9)	Accumulated Other Comprehensive Loss

AOCI included accumulated unrealized losses on derivative financial instruments of $1,716,086 and $2,021,731 at June 30, 2010 and December 31, 2009, respectively.

Total comprehensive income for the three and six months ended June 30, 2010 was $2,204,906 and $4,042,398, which included: (i) net income of $2,026,687 and $3,736,753 and (ii) the net change in unrealized gain on derivative financial instruments of $178,219 and $305,645, respectively.  Total comprehensive income for the three and six months ended June 30, 2009 was $1,603,121 and $3,786,502, which included: (i) net income of $1,015,654 and $2,866,775 and (ii) the net change in unrealized gain on derivative financial instruments of $587,467 and $919,727, respectively.

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

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(10)	Fair Value Measurements – continued

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

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

	Level 1(1)	Level 2(2)	Level 3(3)	Total
Liabilities:

Derivative liabilities	$-	$1,773,886	$-	$1,773,886

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

Fair value information with respect to the LLC’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates.  The estimated fair value of the LLC’s non-recourse long-term debt was based on the discounted value of future cash flows related to the loan based on recent transactions of this type.
	June 30, 2010
	Carrying Amount	Fair Value
Fixed rate non-recourse long-term debt	$28,496,110	$28,632,468

(11)	Commitments and Contingencies

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

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(11)	Commitments and Contingencies - continued

ICON Aircraft 128 LLC, a wholly-owned subsidiary of the LLC (“ICON 128”), is a party to a residual sharing agreement with Airfleet Credit Corporation (“Airfleet”) and HXO Leasing Limited.  Pursuant to the terms of this residual sharing agreement, all proceeds received in connection with the sale or lease extension of the Airbus A340-313X MSN 128 (“Aircraft 128”) on lease to Cathay Pacific Airways Limited (“Cathay”) in excess of the sum of the LLC’s original equity investment of $4,250,000, a stated annual return and the outstanding loan balance associated with Aircraft 128 will be allocated 55% to ICON 128 and 45% to Airfleet.

On February 23, 2005, ICON Cash Flow Partners L.P. Seven (“L.P. Seven”) assigned to the LLC 3.02% of its rights to the profits, losses, and cash flows from its limited partnership interest in an entity that owned a 100% interest in a mobile offshore drilling rig that was subject to lease with Rowan Companies, Inc.  L.P. Seven assigned the rights to the LLC as repayment of its $755,000 outstanding debt obligation to the LLC pursuant to a contribution agreement that the LLC had with Comerica Bank.  This assignment increased the LLC’s rights to the profits, losses and cash flows from L.P. Seven’s limited partnership interest from 2.60%, which was assigned to the LLC in November 2004, to 5.62%.  The repayment amount represented the Manager’s estimated fair value of L.P. Seven's interest in the mobile offshore drilling rig at February 23, 2005. No cash distributions were received from these rights during the six months ended June 30, 2010.

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2009:

Spansion Manufacturing Equipment

In March 2009, Spansion, a lessee, filed a petition for reorganization under Chapter 11 in United States Bankruptcy Court and rejected the FASL Leases.  On June 3, 2009, Spansion returned the rejected equipment, which was classified on the consolidated balance sheets as assets held for sale and was recorded at the lower of its carrying value or fair market value less estimated costs to sell. During the three months ended March 31, 2010, we sold the equipment subject to the FASL Leases for approximately $91,000 and recorded a loss on sale of approximately $1,000.

On February 22, 2010, the United States Bankruptcy Court approved our administrative expense claim in the amount of approximately $90,000 and unsecured claim in the amount of approximately $269,000.  On March 22, 2010, we sold our unsecured claim to a third party for approximately $161,000 and on May 24, 2010, we received a payment of approximately $90,000 related to our administrative expense claim.  Both amounts were recorded as other income.

Refrigeration Equipment

On September 30, 2003, we purchased fifty Great Dane refrigeration trailers subject to lease with Conwell, a wholly-owned subsidiary of Frozen Foods Express Industries, Inc., for approximately $1,943,000.  The lease expired in April 2010 and was extended on a month-to-month basis.

Recently Adopted Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a significant impact on our consolidated financial statements as of June 30, 2010.   See Note 2 to our consolidated financial statements for a discussion of accounting pronouncements that we have recently adopted.

Results of Operations for the Three Months Ended June 30, 2010 (the “2010 Quarter”) and 2009 (the “2009 Quarter”)

Revenue for the 2010 Quarter and the 2009 Quarter is summarized as follows:

	Three Months Ended June 30,
	2010	2009	Change
Rental income	$3,212,925	$3,326,374	$(113,449)
Finance income	948,630	1,196,786	(248,156)
Income from investments in joint ventures	72,162	17,503	54,659
Net loss on sales of equipment and unguaranteed residual values	-	(22,856)	22,856
Interest and other income	89,796	31,339	58,457

Total revenue	$4,323,513	$4,549,146	$(225,633)

Total revenue for the 2010 Quarter decreased $225,633, or 5.0%, as compared to the 2009 Quarter. The decrease in finance income was due to the normal lifecycle of our bareboat charters with Wilhelmsen, which experience scheduled, declining revenue over the course of the bareboat charters.  The decrease in rental income was primarily due to the sale in July 2009 of the equipment on lease to Spansion.  The decrease in total revenue was partially offset by an increase in interest and other income primarily due to the payment received of approximately $90,000 related to the Spansion administrative expense claim, as well as an increase in income from investments in joint ventures from our 50% ownership interest in ICON Aircraft 126 LLC (“ICON 126”) and 14.4% ownership interest in ICON Global Crossing II, LLC (“Global Crossing II”).  The increase in sales of equipment and unguaranteed residual values was due to a loss recorded on the unguaranteed residual values in the 2009 Quarter.

Expenses for the 2010 Quarter and the 2009 Quarter are summarized as follows:

	Three Months Ended June 30,
	2010	2009	Change
General and administrative	$119,988	$891,636	$(771,648)
Interest	856,062	1,287,340	(431,278)
Depreciation and amortization	1,320,776	1,354,516	(33,740)

Total expenses	$2,296,826	$3,533,492	$(1,236,666)

Total expenses for the 2010 Quarter decreased $1,236,666, or 35.0%, as compared to the 2009 Quarter. The decrease in general and administrative expenses was primarily due to the absence of any residual interest sharing expense during the 2010 Quarter. The decrease in interest expense was due to the declining principal balance of our non-recourse debt related to our lease with Cathay and our bareboat charters with Teekay and Wilhelmsen. The decrease in depreciation and amortization relates to the sale of equipment on lease to Spansion after the 2009 Quarter.

Net Income

As a result of the foregoing factors, net income for the 2010 Quarter and the 2009 Quarter was $2,026,687 and $1,015,654, respectively. Net income per weighted average additional share of limited liability company interests outstanding for the 2010 Quarter and the 2009 Quarter was $20.48 and $10.26, respectively.

Results of Operations for the Six Months Ended June 30, 2010 (the “2010 Period”) and 2009 (the “2009 Period”)

Revenue for the 2010 Period and the 2009 Period is summarized as follows:

	Six Months Ended June 30,
	2010	2009	Change
Rental income	$6,433,419	$6,898,703	$(465,284)
Finance income	1,953,265	2,448,097	(494,832)
Income from investments in joint ventures	99,420	41,282	58,138
Net (loss) gain on sales of equipment and unguaranteed residual values	(1,205)	17,324	(18,529)
Interest and other income	243,859	33,334	210,525

Total revenue	$8,728,758	$9,438,740	$(709,982)

Total revenue for the 2010 Period decreased $709,982, or 7.5%, as compared to the 2009 Period. The decrease in finance income was due to the normal lifecycle of our bareboat charters with Wilhelmsen, which experience scheduled, declining revenue over the course of the bareboat charters. The decrease in rental income was primarily due to the rejection of the FASL Leases that occurred during the 2009 Period, as well as sales that occurred during or after the 2009 Period of equipment on lease to Hudson Crossing Surgery Center (“Hudson Crossing”) and Spansion.  The decrease in total revenue was partially offset by an increase in interest and other income due to the sale of our unsecured claim against Spansion to a third party for approximately $161,000 and the payment we received on our administrative expense claim of approximately $90,000.  Additionally, there was an increase in income from investments in joint ventures from our 50% ownership interest in ICON 126 and 14.4% ownership interest in Global Crossing II.

Expenses for the 2010 Period and the 2009 Period are summarized as follows:

	Six Months Ended June 30,
	2010	2009	Change
General and administrative	$305,641	$1,170,381	$(864,740)
Interest	2,006,119	2,673,545	(667,426)
Depreciation and amortization	2,680,245	2,728,039	(47,794)

Total expenses	$4,992,005	$6,571,965	$(1,579,960)

Total expenses for the 2010 Period decreased $1,579,960, or 24.0%, as compared to the 2009 Period. The decrease in general and administrative expenses was primarily due to the absence of any residual interest sharing expense during the 2010 Period. The decrease in interest expense was due to the declining principal balance of our non-recourse debt related to our lease with Cathay and our bareboat charters with Teekay and Wilhelmsen.

Net Income

As a result of the foregoing factors, net income for the 2010 Period and the 2009 Period was $3,736,753 and $2,866,775, respectively. Net income per weighted average additional share of limited liability company interests outstanding for the 2010 Period and the 2009 Period was $37.77 and $28.97, respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2010 compared to December 31, 2009.

Total Assets

     Total assets decreased $5,845,760, from $102,900,677 at December 31, 2009 to $97,054,917 at June 30, 2010. The decrease was primarily due to the continued depreciation of our leased equipment at cost and distributions to our members.

Current Assets

Current assets decreased $209,743, from $6,541,427 at December 31, 2009 to $6,331,684 at June 30, 2010. This decrease was primarily due to distributions to our members.

Total Liabilities

     Total liabilities decreased $8,172,298, from $65,938,583 at December 31, 2009 to $57,766,285 at June 30, 2010. The decrease was primarily due to the paydown of non-recourse debt in the ordinary course of business, a decrease in deferred revenue resulting from the timing of certain customer payments, and a decrease in the fair value of our interest rate swap contracts related to the debt associated with the vessels on bareboat charter with Teekay and Wilhelmsen.

Current Liabilities

Current liabilities decreased $1,286,818, from $18,764,393 at December 31, 2009 to $17,477,575 at June 30, 2010. The decrease was primarily due to a decrease in deferred revenue resulting from the timing of certain customer payments and a decrease in the fair value of our interest rate swap contracts related to the debt associated with the vessels on bareboat charter with Teekay and Wilhelmsen.

Members’ Equity

Members’ equity increased $2,326,538, from $36,962,094 at December 31, 2009 to $39,288,632 at June 30, 2010. The increase was due to the results of our operations and the change in the valuation of our interest rate swap contracts, partially offset by distributions to our members.

Liquidity and Capital Resources

At June 30, 2010 and December 31, 2009, we had cash and cash equivalents of $967,436 and $1,033,840, respectively. During our operating period, which ended on April 30, 2008, our main sources of cash were proceeds from the sale of equipment as well as collections of rentals on non-leveraged operating and direct finance leases.  These have continued to be our main sources of cash during our liquidation period. During our operating period, our main uses of cash were principally investments in assets and distributions to our members.  During our liquidation period, our main use of cash has been and will continue to be distributions to our members.

Operating Activities

Sources of cash from operating activities increased $384,941, from $975,099 in the 2009 Period to $1,360,040 in the 2010 Period. The increase in cash from operating activities was due to the decrease in amounts paid pursuant to residual sharing agreements related to the Spansion and Wildwood leases after the 2009 Period.

Investing Activities

Sources of cash from investing activities decreased $80,567, from $369,983 in the 2009 Period to $289,416 in the 2010 Period. The decrease was primarily due to a reduction in proceeds from the sale of equipment in the 2010 Period as compared to the 2009 Period.

Financing Activities

Uses of cash in financing activities increased $604,396, from $1,111,464 in the 2009 Period to $1,715,860 in the 2010 Period. The increase was due to cash distributions of $1,715,860 paid to our members during the 2010 Period as compared to distributions of $1,111,464 paid to our members during the 2009 Period.

Financings and Borrowings

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at June 30, 2010 and December 31, 2009 of $55,625,177 and $62,437,098, respectively.  Our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the equipment and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee.   If the lessee were to default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt.  Our existing leases have funded, and we anticipate will continue to fund, these obligations.

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

Distributions

We, at our Manager’s discretion, paid monthly distributions to each of our additional members beginning the first month after each such member was admitted through April 30, 2008, the end of our operating period.  During the liquidation period, we plan to make distributions in accordance with the terms of our LLC Agreement. We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets and our receipt of rental and other income from our investments. We paid distributions to additional members and our Manager of $1,698,701 and $17,159, respectively, during the 2010 Period.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2010, we had non-recourse debt obligations outstanding. The lender has a security interest in the equipment collateralizing each non-recourse long-term debt instrument and an assignment of the rental payments under the lease associated with the equipment.  In such cases, the lender is being paid directly by the lessee. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt.  At June 30, 2010, our outstanding non-recourse long-term indebtedness was $55,625,177. We are a party to the Facility and had no borrowings under the Facility at June 30, 2010.

Off-Balance Sheet Transactions

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2010, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell or redeem any shares of limited liability company interests during the three months ended June 30, 2010.

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

August 9, 2010

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

August 9, 2010

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

August 9, 2010

By: /s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer
(Principal Accounting and Financial Officer)

24