Form 10-Q
period 2010-09-30
ICON INCOME FUND NINE LLC
filed 2010-11-10
CIK 1157522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2010

or
[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-50217

ICON Income Fund Nine, LLC
(Exact name of registrant as specified in its charter)

Delaware	13-4183234
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

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
[  ] Yes   [X] No

Number of outstanding shares of limited liability company interests of the registrant on November 5, 2010 is 97,955.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets
	September 30,
	2010	December 31,
	(unaudited)	2009
Current assets:
Cash and cash equivalents	$1,015,587	$1,033,840
Current portion of net investment in finance leases	5,350,207	5,367,587
Assets held for sale	-	140,000

Total current assets	6,365,794	6,541,427

Non-current assets:
Net investment in finance leases, less current portion	13,865,969	17,987,288
Leased equipment at cost (less accumulated depreciation of
$20,436,836 and $16,513,937, respectively)	70,186,580	74,148,333
Investments in joint ventures	1,661,740	1,926,926
Investment in unguaranteed residual values	419,007	752,113
Other non-current assets, net	1,368,156	1,544,590

Total non-current assets	87,501,452	96,359,250

Total Assets	$93,867,246	$102,900,677

Liabilities and Members' Equity

Current liabilities:
Current portion of non-recourse long-term debt	$16,008,882	$15,262,908
Interest rate swap contracts	1,615,598	2,054,841
Deferred revenue	470,306	1,124,734
Accrued expenses and other current liabilities	274,313	321,910

Total current liabilities	18,369,099	18,764,393

Non-current liabilities:
Non-recourse long-term debt, less current portion	35,492,171	47,174,190

Total Liabilities	53,861,270	65,938,583

Commitments and contingencies (Note 12)

Members' Equity:
Additional Members	42,015,033	39,454,895
Manager	(445,209)	(471,070)
Accumulated other comprehensive loss	(1,563,848)	(2,021,731)

Total Members' Equity	40,005,976	36,962,094

Total Liabilities and Members' Equity	$93,867,246	$102,900,677

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Rental income	$3,212,742	$3,284,630	$9,646,161	$10,183,333
Finance income	888,661	1,138,811	2,841,926	3,586,908
Income from investments in joint ventures	52,833	29,561	152,253	70,843
Net (loss) gain on sales of equipment and unguaranteed residual values	(10,915)	522,113	(12,120)	539,437
Interest and other income (loss)	9,539	(8,075)	253,398	25,259

Total revenue	4,152,860	4,967,040	12,881,618	14,405,780

Expenses:
General and administrative	123,347	136,338	428,988	1,306,719
Interest	1,135,706	1,250,488	3,141,825	3,924,033
Depreciation and amortization	1,320,956	1,344,756	4,001,201	4,072,795
Impairment loss	250,000	-	250,000	-

Total expenses	2,830,009	2,731,582	7,822,014	9,303,547

Net income	$1,322,851	$2,235,458	$5,059,604	$5,102,233

Net income allocable to:
Additional Members	$1,309,622	$2,213,104	$5,009,007	$5,051,211
Manager	13,229	22,354	50,597	51,022

	$1,322,851	$2,235,458	$5,059,604	$5,102,233

Weighted average number of additional shares
of limited liability company interests outstanding	97,955	97,955	97,955	97,955

Net income per weighted average additional share
of limited liability company interests outstanding	$13.37	$22.59	$51.14	$51.57

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Members' Equity

				Accumulated
	Additional Member	Additional		Other Comprehensive	Total Members'
	Shares	Members	Manager	Loss	Equity
Balance, December 31, 2009	97,955	$39,454,895	$(471,070)	$(2,021,731)	$36,962,094

Net income	-	1,692,965	17,101	-	1,710,066
Change in valuation of interest rate swap contracts	-	-	-	127,426	127,426
Comprehensive income					1,837,492
Cash distributions	-	(824,454)	(8,328)	-	(832,782)

Balance, March 31, 2010 (unaudited)	97,955	40,323,406	(462,297)	(1,894,305)	37,966,804

Net income	-	2,006,420	20,267	-	2,026,687
Change in valuation of interest rate swap contracts	-	-	-	178,219	178,219
Comprehensive income					2,204,906
Cash distributions	-	(874,247)	(8,831)	-	(883,078)

Balance, June 30, 2010 (unaudited)	97,955	41,455,579	(450,861)	(1,716,086)	39,288,632

Net income	-	1,309,622	13,229	-	1,322,851
Change in valuation of interest rate swap contracts	-	-	-	152,238	152,238
Comprehensive income					1,475,089
Cash distributions	-	(750,168)	(7,577)	-	(757,745)

Balance, September 30, 2010 (unaudited)	97,955	$42,015,033	$(445,209)	$(1,563,848)	$40,005,976

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$5,059,604	$5,102,233
Adjustments to reconcile net income to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(8,777,606)	(9,019,000)
Finance income	(2,841,926)	(3,586,908)
Income from investments in joint ventures	(152,253)	(70,843)
Net loss (gain) on sale of equipment and unguaranteed residual values	12,120	(539,437)
Depreciation and amortization	4,001,201	4,072,795
Interest expense on non-recourse financing paid directly to lenders by lessees	3,020,458	3,702,932
Interest expense from amortization of debt financing costs	121,037	153,321
Impairment loss	250,000	-
Changes in operating assets and liabilities:
Collection of finance leases	1,849,194	1,748,284
Other assets, net	3,620	40,888
Deferred revenue	(654,428)	(446,961)
Accrued expenses and other current liabilities	(28,628)	85,591
Distributions from joint ventures	120,597	125,248

Net cash provided by operating activities	1,982,990	1,368,143

Cash flows from investing activities:
Proceeds from sales of equipment	175,520	754,278
Distributions received from joint ventures in excess of profits	296,842	294,638

Net cash provided by investing activities	472,362	1,048,916

Cash flows from financing activities:
Cash distributions to members	(2,473,605)	(2,020,099)

Net cash used in financing activities	(2,473,605)	(2,020,099)

Net (decrease) increase in cash and cash equivalents	(18,253)	396,960

Cash and cash equivalents, beginning of the period	1,033,840	779,544

Cash and cash equivalents, end of the period	$1,015,587	$1,176,504

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2010	2009
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest on non-recourse long-term debt paid directly to lenders by lessees	$13,900,431	$14,439,216

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2010
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
September 30, 2010
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

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standard Codification 810 – Consolidation (“ASC 810”). The update amends the consolidation guidance applicable to variable interest entities (“VIEs”) and changes how a reporting entity evaluates whether an entity is considered the primary beneficiary of a VIE and is therefore required to consolidate such VIE. ASC 810 also requires assessments at each reporting period of which party within the VIE is considered the primary beneficiary and requires a number of new disclosures related to VIEs. The adoption of this guidance did not have a material effect on the LLC’s consolidated financial statements as of September 30, 2010.

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

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

(3)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	September 30,	December 31,
	2010	2009

Minimum rents receivable	$24,966,000	$31,946,625
Unearned income	(5,749,824)	(8,591,750)

Net investment in finance leases	19,216,176	23,354,875

Less: Current portion of net investment in finance leases	5,350,207	5,367,587

Net investment in finance leases, less current portion	$13,865,969	$17,987,288

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	September 30,	December 31,
	2010	2009
Aircraft	$48,453,180	$48,453,180
Marine vessel	40,285,787	40,285,787
Manufacturing, telecommunications and computer equipment	1,884,449	1,923,303
	90,623,416	90,662,270

Less: Accumulated depreciation	20,436,836	16,513,937

	$70,186,580	$74,148,333

Depreciation expense was $1,289,068 and $3,922,899 for the three and nine months ended September 30, 2010, respectively.  Depreciation expense was $1,335,668 and $4,055,754 for the three and nine months ended September 30, 2009, respectively.

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

On February 22, 2010, the United States Bankruptcy Court approved the LLC’s administrative expense claim of approximately $90,000 and unsecured claim of approximately $269,000.  On March 22, 2010, the LLC sold its unsecured claim to a third party for approximately $161,000 and on May 24, 2010, the LLC received a payment of approximately $90,000 related to its administrative expense claim.  Both amounts were recorded as other income.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

(4)	Leased Equipment at Cost - continued

On September 30, 2003, the LLC purchased fifty Great Dane refrigeration trailers subject to lease with Conwell Corporation (“Conwell”), a wholly-owned subsidiary of Frozen Foods Express Industries, Inc., for approximately $1,943,000.  The lease expired in April 2010 and was extended on a month-to-month basis.

Aggregate annual minimum future rentals receivable from the LLC’s non-cancelable operating leases consisted of the following at September 30, 2010:

For the period October 1, 2010 to December 31, 2010	$2,554,000
For the year ending December 31, 2011	$8,913,000

(5)	Investment in Unguaranteed Residual Values

On December 31, 2003, the LLC entered into an agreement with Summit Asset Management Limited to acquire a 90% interest in the unguaranteed residual values of manufacturing and technology equipment valued at approximately $37,713,000 and on lease to various lessees located in the United Kingdom for approximately $4,454,000.  The LLC’s investment return is contingent upon the residual value of the equipment after repayment of the debt. For the three and nine months ended September 30, 2010, the LLC received proceeds from the sale of unguaranteed residual values of approximately $76,000 and recognized a net loss of approximately $8,000. For the three and nine months ended September 30, 2009, the LLC received approximately $0 and $18,000, respectively, in proceeds from the sale of unguaranteed residual values and recognized a net loss of approximately $0 and $32,000, respectively.

As of September 30, 2010, the Manager determined that the expected future proceeds would be insufficient to cover the residual position of the remaining investment.  As a result, the LLC recognized an impairment loss on the investment in unguaranteed residual values of $250,000.

(6)	Non-Recourse Long-Term Debt

The aggregate maturities of non-recourse long-term debt were as follows at September 30, 2010:

For the period October 1, 2010 to December 31, 2010	$3,983,074
For the year ending December 31, 2011	36,717,979
For the year ending December 31, 2012	5,400,000
For the year ending December 31, 2013	5,400,000
$51,501,053

As of September 30, 2010 and December 31, 2009, the LLC had net debt financing costs of $169,816 and $290,852, respectively.  For the three and nine months ended September 30, 2010, the amortization of debt financing costs resulted in the recognition of interest expense of $42,794 and $121,037, respectively.  For the three and nine months ended September 30, 2009, amortization of debt financing costs resulted in the recognition of interest expense of $48,788 and $153,321, respectively.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

(7)	Revolving Line of Credit, Recourse

The LLC and certain other entities managed by the Manager, ICON Income Fund Eight B L.P., ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC, ICON Leasing Fund Twelve, LLC and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (collectively, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”). The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At September 30, 2010, no amounts were accrued related to the LLC’s joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the Borrowers have a beneficial interest.

The Facility expires on June 30, 2011 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year. The interest rate at September 30, 2010 was 4.0%. In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility. The Manager is currently evaluating its options with respect to the renewal of the Facility.

None of the Borrowers had any outstanding borrowings under the Facility at September 30, 2010.

Pursuant to the Loan Agreement, the Borrowers are required to comply with certain covenants.  At September 30, 2010, the Borrowers were in compliance with all covenants.

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

The Manager performs certain services relating to the management of the LLC’s equipment leasing and financing activities. Such services include, but are not limited to, the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment that is off-lease, inspections of the equipment, liaising with and general supervision of lessees to ensure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

(8)	Transactions with Related Parties - continued

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

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

(9)	Derivative Financial Instruments - continued

As of September 30, 2010, the LLC had four floating-to-fixed interest rate swaps relating to the three car and truck carrying vessels (“Wilhelmsen Vessels”) on bareboat charter to Wilhelmsen Lines Shipowning AS (“Wilhelmsen”) and the Samar Spirit, an Aframax product tanker (“Samar Spirit”) on lease to Teekay Corporation (“Teekay”), which were designated as cash flow hedges with an aggregate notional amount of $24,340,482.  These interest rate swaps have maturity dates ranging from July 25, 2011 to September 23, 2013.

For these derivatives, the LLC reports the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently transferred into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the statement of operations as the impact of the hedged transaction. During the nine months ended September 30, 2010, the LLC recorded no hedge ineffectiveness in earnings.  At September 30, 2010, total unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was approximately $1,564,000.

During the twelve months ending September 30, 2011, the LLC estimates that an additional $972,139 will be transferred from AOCI to interest expense.

The table below presents the fair value of the LLC’s derivative financial instruments and classification within the LLC’s consolidated balance sheets as of September 30, 2010 and December 31, 2009:

Derivatives designated as hedging instruments:	Liability Derivative
		September 30,	December 31,
		2010	2009
	Balance Sheet Location	Fair Value	Fair Value
Interest rate swaps	Interest rate swap contracts	$1,615,598	$2,054,841

The tables below present the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of operations for the three and nine months ended September 30, 2010:

Three Months Ended September 30, 2010
Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swaps	$(181,319)	Interest expense	$(333,557)	Gain (loss) on financial instruments	$-

Nine Months Ended September 30, 2010
Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swaps	$(617,147)	Interest expense	$(1,075,030)	Gain (loss) on financial instruments	$-

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

(9)	Derivative Financial Instruments - continued

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

As of September 30, 2010, the fair value of derivatives in a liability position was $1,615,598. In the event that the LLC would be required to settle its obligations under the agreements as of September 30, 2010, the termination value would be $1,680,655.

(10)	Accumulated Other Comprehensive Loss

AOCI included accumulated unrealized losses on derivative financial instruments of $1,563,848 and $2,021,731 at September 30, 2010 and December 31, 2009, respectively.

Total comprehensive income for the three and nine months ended September 30, 2010 was $1,475,089 and $5,517,487, which included: (i) net income of $1,322,851 and $5,059,604 and (ii) a net change in valuation of interest rate swaps of $152,238 and $457,883, respectively.  Total comprehensive income for the three and nine months ended September 30, 2009 was $2,349,547 and $6,136,049, which included: (i) net income of $2,235,458 and $5,102,233 and (ii) a net change in valuation of interest rate swaps of $114,089 and $1,033,816, respectively.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

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

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

	Level 1(1)	Level 2(2)	Level 3(3)	Total
Liabilities:

Derivative liabilities	$-	$1,615,598	$-	$1,615,598

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

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

(11)	Fair Value Measurements - continued

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The LLC is required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets and liabilities using fair value measurements.  The LLC’s non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  The following table summarizes the carrying value of the LLC’s material non-financial assets and liabilities after valuation allowance using fair value measurement on a nonrecurring basis as of September 30, 2010:

	September 30, 2010	Level 1(1)	Level 2(2)	Level 3(3)	Total Impairment Loss
Unguaranteed residual values	$419,007	$-	$-	$419,007	$250,000

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

	September 30, 2010
	Carrying Amount	Fair Value
Fixed rate non-recourse long-term debt	$27,160,570	$27,985,413

(12)	Commitments and Contingencies

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

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

(12)	Commitments and Contingencies - continued

On February 23, 2005, ICON Cash Flow Partners L.P. Seven (“L.P. Seven”) assigned to the LLC 3.02% of its rights to the profits, losses, and cash flows from its limited partnership interest in an entity that owned a 100% interest in a mobile offshore drilling rig that was subject to lease with Rowan Companies, Inc.  L.P. Seven assigned the rights to the LLC as repayment of its $755,000 outstanding debt obligation to the LLC pursuant to a contribution agreement that the LLC had with Comerica Bank.  This assignment increased the LLC’s rights to the profits, losses and cash flows from L.P. Seven’s limited partnership interest from 2.60%, which was assigned to the LLC in November 2004, to 5.62%.  The repayment amount represented the Manager’s estimated fair value of L.P. Seven's interest in the mobile offshore drilling rig at February 23, 2005. No cash distributions were received from these rights during the nine months ended September 30, 2010.

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

(13)	Subsequent Events

On October 29, 2010, upon the conclusion of the lease and in accordance with the terms of the lease, ICON Global Crossing II, LLC (“ICON Global Crossing II”), a joint venture owned 14.40% by the LLC, 13.26% by ICON Leasing Fund Eleven, LLC, and 72.34% by ICON Income Fund Ten, LLC, sold telecommunications equipment subject to lease with Global Crossing Telecommunications, Inc. (“Global Crossing”) to Global Crossing for the aggregate amount of approximately $3,298,000.

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

On February 22, 2010, the United States Bankruptcy Court approved our administrative expense claim of approximately $90,000 and unsecured claim of approximately $269,000.  On March 22, 2010, we sold our unsecured claim to a third party for approximately $161,000 and on May 24, 2010, we received a payment of approximately $90,000 related to our administrative expense claim.  Both amounts were recorded as other income.

Refrigeration Equipment

On September 30, 2003, we purchased fifty Great Dane refrigeration trailers subject to lease with Conwell, a wholly-owned subsidiary of Frozen Foods Express Industries, Inc., for approximately $1,943,000.  The lease expired in April 2010 and was extended on a month-to-month basis.

Investment in Unguaranteed Residual Values

On December 31, 2003, we entered into an agreement with Summit Asset Management Limited to acquire a 90% interest in the unguaranteed residual values of manufacturing and technology equipment valued at approximately $37,713,000 and on lease to various lessees located in the United Kingdom for approximately $4,454,000.

As of September 30, 2010, we determined that the expected future proceeds would be insufficient to cover the residual position of the remaining investment. As a result, we recognized an impairment loss on the investment in unguaranteed residual values of $250,000.

Investments in Joint Ventures

On October 29, 2010, upon the conclusion of the lease and in accordance with the terms of the lease, ICON Global Crossing II, a joint venture owned 14.40% by us, 13.26% by ICON Leasing Fund Eleven, LLC, and 72.34% by ICON Income Fund Ten, LLC, sold telecommunications equipment subject to lease with Global Crossing to Global Crossing for the aggregate amount of approximately $3,298,000.

Recently Adopted Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a significant impact on our consolidated financial statements as of September 30, 2010.   See Note 2 to our consolidated financial statements for a discussion of accounting pronouncements that we have recently adopted.

Results of Operations for the Three Months Ended September 30, 2010 (the “2010 Quarter”) and 2009 (the “2009 Quarter”)

Revenue for the 2010 Quarter and the 2009 Quarter is summarized as follows:

	Three Months Ended September 30,
	2010	2009	Change
Rental income	$3,212,742	$3,284,630	$(71,888)
Finance income	888,661	1,138,811	(250,150)
Income from investments in joint ventures	52,833	29,561	23,272
Net (loss) gain on sales of equipment and unguaranteed residual values	(10,915)	522,113	(533,028)
Interest and other income (loss)	9,539	(8,075)	17,614

Total revenue	$4,152,860	$4,967,040	$(814,180)

Total revenue for the 2010 Quarter decreased $814,180, or 16.4%, as compared to the 2009 Quarter. The decrease in gain on sales of equipment and unguaranteed residual values was primarily due to a gain recorded on the sale of equipment on lease to Spansion in July 2009 of approximately $432,000, as well as a loss recorded on the sale of unguaranteed residual values during the 2010 Quarter of approximately $8,000.  The decrease in finance income was due to the normal lifecycle of our bareboat charters with Wilhelmsen, which experience scheduled, declining revenue over the course of the bareboat charters.  The decrease in rental income was primarily due to the sale in July 2009 of the equipment on lease to Spansion.

Expenses for the 2010 Quarter and the 2009 Quarter are summarized as follows:

	Three Months Ended September 30,
	2010	2009	Change
General and administrative	$123,347	$136,338	$(12,991)
Interest	1,135,706	1,250,488	(114,782)
Depreciation and amortization	1,320,956	1,344,756	(23,800)
Impairment loss	250,000	-	250,000

Total expenses	$2,830,009	$2,731,582	$98,427

Total expenses for the 2010 Quarter increased $98,427, or 3.6%, as compared to the 2009 Quarter. The increase in total expenses was due to an increase in impairment loss relating to our investment in unguaranteed residual values during the 2010 Quarter.  The increase in total expenses was partially offset by decreases in interest expense and depreciation and amortization expense. The decrease in interest expense was due to the declining principal balance of our non-recourse debt related to our lease with Cathay and our bareboat charters with Teekay and Wilhelmsen. The decrease in depreciation and amortization expense related to the sale of equipment on lease to Spansion during the 2009 Quarter.

Net Income

As a result of the foregoing factors, net income for the 2010 Quarter and the 2009 Quarter was $1,322,851 and $2,235,458, respectively. Net income per weighted average additional share of limited liability company interests outstanding for the 2010 Quarter and the 2009 Quarter was $13.37 and $22.59, respectively.

Results of Operations for the Nine Months Ended September 30, 2010 (the “2010 Period”) and 2009 (the “2009 Period”)

Revenue for the 2010 Period and the 2009 Period is summarized as follows:

	Nine Months Ended September 30,
	2010	2009	Change
Rental income	$9,646,161	$10,183,333	$(537,172)
Finance income	2,841,926	3,586,908	(744,982)
Income from investments in joint ventures	152,253	70,843	81,410
Net (loss) gain on sales of equipment and unguaranteed residual values	(12,120)	539,437	(551,557)
Interest and other income	253,398	25,259	228,139

Total revenue	$12,881,618	$14,405,780	$(1,524,162)

Total revenue for the 2010 Period decreased $1,524,162, or 10.6%, as compared to the 2009 Period. The decrease in finance income was due to the normal lifecycle of our bareboat charters with Wilhelmsen, which experience scheduled, declining revenue over the course of the bareboat charters. The decrease in gain on sales of equipment and unguaranteed residual values was primarily due to a gain recorded on the sale of equipment on lease to Spansion during the 2009 Period of approximately $432,000, as well as a loss recorded on the sale of unguaranteed residual values and equipment subject to lease during the 2010 Period of approximately $8,000 and $4,000, respectively.  The decrease in rental income was primarily due to the sale of equipment on lease to Hudson Crossing Surgery Center (“Hudson Crossing”) in January 2009 and Spansion in July 2009.  The decrease in total revenue was partially offset by an increase in interest and other income due to the sale of our unsecured claim against Spansion to a third party for approximately $161,000 and the payment we received on our administrative expense claim of approximately $90,000 during the 2010 Period.  Additionally, there was an increase in income from investments in joint ventures from our 50% ownership interest in ICON Aircraft 126 LLC and 14.4% ownership interest in ICON Global Crossing II, LLC.

Expenses for the 2010 Period and the 2009 Period are summarized as follows:

	Nine Months Ended September 30,
	2010	2009	Change
General and administrative	$428,988	$1,306,719	$(877,731)
Interest	3,141,825	3,924,033	(782,208)
Depreciation and amortization	4,001,201	4,072,795	(71,594)
Impairment loss	250,000	-	250,000

Total expenses	$7,822,014	$9,303,547	$(1,481,533)

Total expenses for the 2010 Period decreased $1,481,533, or 15.9%, as compared to the 2009 Period. The decrease in general and administrative expense was primarily due to no residual interest sharing expense incurred during the 2010 Period. The decrease in interest expense was due to the declining principal balance of our non-recourse debt related to our lease with Cathay and our bareboat charters with Teekay and Wilhelmsen. The decrease in total expenses was partially offset by an increase in impairment loss relating to our investment in unguaranteed residual values during the 2010 Period.

Net Income

As a result of the foregoing factors, net income for the 2010 Period and the 2009 Period was $5,059,604 and $5,102,233, respectively. Net income per weighted average additional share of limited liability company interests outstanding for the 2010 Period and the 2009 Period was $51.14 and $51.57, respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2010 compared to December 31, 2009.

Total Assets

     Total assets decreased $9,033,431, from $102,900,677 at December 31, 2009 to $93,867,246 at September 30, 2010. The decrease was primarily due to the continued depreciation of our leased equipment at cost, the continued run-off of our net investment in finance leases and distributions to our members.

Current Assets

Current assets decreased $175,633, from $6,541,427 at December 31, 2009 to $6,365,794 at September 30, 2010. This decrease was primarily due to distributions to our members and a decrease in assets held for sale.

Total Liabilities

     Total liabilities decreased $12,077,313, from $65,938,583 at December 31, 2009 to $53,861,270 at September 30, 2010. The decrease was primarily due to the paydown of non-recourse debt in the ordinary course of business, a decrease in deferred revenue resulting from the timing of certain customer payments, and a decrease in the fair value of our interest rate swap contracts.

Current Liabilities

Current liabilities decreased $395,294, from $18,764,393 at December 31, 2009 to $18,369,099 at September 30, 2010. The decrease was primarily due to a decrease in deferred revenue resulting from the timing of certain customer payments and a decrease in the fair value of our interest rate swap contracts, partially offset by an increase in the current portion of our non-recourse long-term debt.

Members’ Equity

Members’ equity increased $3,043,882, from $36,962,094 at December 31, 2009 to $40,005,976 at September 30, 2010. The increase was due to the results of our operations and the change in the valuation of our interest rate swap contracts, partially offset by distributions to our members.

Liquidity and Capital Resources

At September 30, 2010 and December 31, 2009, we had cash and cash equivalents of $1,015,587 and $1,033,840, respectively. During our operating period, which ended on April 30, 2008, our main sources of cash were proceeds from the sale of equipment as well as collections of rentals on non-leveraged operating and direct finance leases.  These have continued to be our main sources of cash during our liquidation period. During our operating period, our main uses of cash were principally investments in assets and distributions to our members.  During our liquidation period, our main use of cash has been and will continue to be distributions to our members.

Operating Activities

Sources of cash from operating activities increased $614,847, from $1,368,143 in the 2009 Period to $1,982,990 in the 2010 Period. The increase in cash from operating activities was primarily due to the decrease in amounts paid pursuant to residual sharing agreements related to the Spansion and Wildwood leases in the 2010 Period as compared to the 2009 Period.

Investing Activities

Sources of cash from investing activities decreased $576,554, from $1,048,916 in the 2009 Period to $472,362 in the 2010 Period. The decrease was primarily due to a reduction in proceeds that we received from the sale of equipment in the 2010 Period as compared to the 2009 Period.

Financing Activities

Uses of cash in financing activities increased $453,506, from $2,020,099 in the 2009 Period to $2,473,605 in the 2010 Period. The increase was due to an increase in cash distributions that we paid to our members during the 2010 Period as compared to the amount of distributions that we paid to our members during the 2009 Period.

Financings and Borrowings

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at September 30, 2010 and December 31, 2009 of $51,501,053 and $62,437,098, respectively.  Our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the equipment and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee.   If the lessee were to default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt.  Rental payments from our existing leases have funded, and we anticipate will continue to fund, these obligations.

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

Distributions

We, at our Manager’s discretion, paid monthly distributions to each of our additional members beginning the first month after each such member was admitted through April 30, 2008, the end of our operating period.  During the liquidation period, we plan to make distributions in accordance with the terms of our LLC Agreement. We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets and our receipt of rental and other income from our investments. We paid distributions of $2,448,869 and $24,736 to additional members and our Manager, respectively, during the 2010 Period.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2010, we had non-recourse debt obligations outstanding. The lender has a security interest in the equipment collateralizing each non-recourse long-term debt instrument and an assignment of the rental payments under the lease associated with the equipment.  In such cases, the lender is being paid directly by the lessee. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt.  At September 30, 2010, our outstanding non-recourse long-term indebtedness was $51,501,053.

We are a party to the Facility and had no borrowings under the Facility at September 30, 2010.

Off-Balance Sheet Transactions

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2010, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell or redeem any shares of limited liability company interests during the three months ended September 30, 2010.

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

November 9, 2010

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

November 9, 2010

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

November 9, 2010

By: /s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer
(Principal Accounting and Financial Officer)

26