Form 10-K
period 2010-12-31
ICON INCOME FUND NINE LLC
filed 2011-03-28
CIK 1157522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Number of outstanding shares of limited liability company interests of the registrant on March 21, 2011 is 97,955.

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

We are currently in our liquidation period. Our initial capitalization was $1,000, which was contributed by our Manager.  We offered shares of limited liability company interests (“Shares”) with the intent to raise up to $100,000,000 of capital and we commenced business operations on our initial closing date, December 18, 2001, when we issued 1,250 Shares, representing $1,249,910 of capital contributions.  Between December 19, 2001 and April 30, 2003, our final closing date, we sold an additional 98,416 Shares representing $98,403,564 of capital contributions, bringing the total sale of Shares and capital contributions to 99,666 and $99,653,474, respectively.  Through December 31, 2010, we redeemed 1,711 Shares, bringing the total number of outstanding Shares to 97,955.

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

(3) Liquidation Period: We began our liquidation period on May 1, 2008. Since the beginning of the liquidation period, we have sold and will continue to sell our assets in the ordinary course of business. Our goal was to complete the liquidation period within three years from the end of the operating period, but it will take longer to do so.

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

At December 31, 2010 and 2009, we had total assets of $90,617,773 and $102,900,677, respectively.  For the year ended December 31, 2010, three lessees accounted for approximately 98% of our total rental and finance income of $16,526,980.  We had net income for the year ended December 31, 2010 of $6,757,659.  For the year ended December 31, 2009, three lessees accounted for approximately 95% of our total rental and finance income of $18,162,892.  We had net income for the year ended December 31, 2009 of $6,700,146.  For the year ended December 31, 2008, three lessees accounted for approximately 83% of our total rental and finance income of $21,820,889. We had net income for the year ended December 31, 2008 of $1,047,818.

At December 31, 2010, our portfolio, which we hold either directly or through joint ventures, consisted primarily of the following investments:

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

Marine Vessels

•	We own three car and truck carrying vessels (“Wilhelmsen Vessels”) on bareboat charter to Wilhelmsen Lines Shipowning AS (“Wilhelmsen”) that are scheduled to expire on December 22, 2013.

•	We own the Samar Spirit (“Samar Spirit”), an Aframax product tanker, which is subject to a bareboat charter with an affiliate of the Teekay Corporation (“Teekay”) that expires on July 23, 2011.

Ground Transportation Equipment

•
We own forty-seven Great Dane Trailers with Carrier Ultra Refrigeration Units, which are subject to lease with Conwell Corporation ("Conwell"), a wholly-owned subsidiary of Frozen Foods Express Industries, Inc.  The lease expired in April 2010 and continues on a month-to-month basis.

Energy Equipment

•	We have a 5.62% interest in the rights to the profits, losses and cash flows from an entity that owns a 50% interest in a mobile offshore drilling rig subject to a lease with Rowan Companies, Inc.

For a discussion of the significant transactions that we engaged in during the years ended December 31, 2010, 2009 and 2008, please refer to “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segment Information

We are engaged in one business segment, the business of purchasing equipment and leasing it to third-party end users, providing equipment and other financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.

Competition

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. When we made our investments, we competed, and as we seek to liquidate our portfolio, we compete with a variety of competitors, including other equipment leasing and finance funds, hedge funds, private equity funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Competition from both traditional competitors and new market entrants has intensified in recent years due to growing marketplace liquidity and increasing recognition of the attractiveness of the commercial leasing and finance industry.  Our competitors may have been and/or may be in a position to offer equipment to prospective customers on financial terms that were or are more favorable than those that we could offer or that we can offer in liquidating our portfolio, which may have affected our ability to make investments and may affect our ability to liquidate our portfolio, in each case, in a manner that would enable us to achieve our investment objectives.  For additional information about our competition and other risks related to our operations, please see “Item 1A. Risk Factors.”

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

The Internal Revenue Service (the “IRS”) may have deemed the majority of your distributions to be a return of capital for tax purposes during our early years. Distributions would be deemed to be a return of capital for tax purposes to the extent that we are distributing cash in an amount greater than our taxable income. The fact that the IRS deems distributions to be a return of capital in part and we report an adjusted tax basis to you on Form K-1 is not an indication that we are performing greater than or less than expectations and cannot be utilized to forecast what your final return might be.

Your ability to resell your Shares is limited by the absence of a public trading market and, therefore, you should be prepared to hold your Shares for the life of the fund.

A public market does not exist for our Shares and we do not anticipate that a public market will develop for our Shares, our Shares are not currently and will not be listed on any national securities exchange at any time, and we will take steps to ensure that no public trading market develops for our Shares. In addition, our LLC Agreement imposes significant restrictions on your right to transfer your Shares.  We have established these restrictions to comply with federal and State securities laws and so that we will not be considered to be a publicly traded partnership that is taxed as a corporation for federal income tax purposes. Your ability to sell or otherwise transfer your Shares is extremely limited and will depend on your ability to identify a buyer. Thus, you will probably not be able to sell or otherwise liquidate your Shares in the event of an emergency and if you were able to arrange a sale, the price you receive would likely be at a substantial discount to the price you paid for your Shares.  As a result, you must view your investment in our Shares as a long-term, illiquid investment.

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

You should not rely on any income from your Shares because cash distributions are expected only from time to time as significant assets are sold.

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

The statements of estimated value are based on the estimated value of each Share (i) as of the close of our fiscal year, for the annual statements included in this and future Annual Reports on Form 10-K and (ii) as of September 30 of each fiscal year, for annual statements sent to fiduciaries of plans subject to ERISA and certain other parties. Management, in part, will rely upon third-party sources and advice in arriving at this estimated value. No independent appraisals on the particular value of our Shares will be obtained and the value will be based upon an estimated fair market value as of the referenced date for such value. Because this is only an estimate, we may subsequently revise any valuation that is provided. We cannot ensure that:

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

The decisions of our Manager may be subject to various conflicts of interest arising out of its relationship to us and our affiliates. Our Manager could be confronted with decisions in which it will, directly or indirectly, have an economic incentive to place its respective interests or the interests of our affiliates above ours. As of December 31, 2010, our Manager is managing seven other public equipment leasing and finance funds. See “Item 13.  Certain Relationships and Related Transactions, and Director Independence.”  These conflicts may include, but are not limited to:

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

Our internal controls over financial reporting may not be effective, which could have a significant and adverse effect on our business.

Our Manager is required to evaluate our internal controls over financial reporting in order to allow management to report on our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations of the SEC thereunder, which we refer to as “Section 404.” During the course of testing, our Manager may identify deficiencies that it may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to complete our annual evaluations required by Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and the achievement of our investment objectives.

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

Although we acquired some of our investments for cash, we borrowed a substantial portion of the purchase price of certain of our investments. While we believe the use of leverage resulted in our ability to make more investments with less risk than if leverage was not utilized, there can be no assurance that the benefits of greater size and diversification of our portfolio will offset the heightened risk of loss in an individual investment using leverage.  With respect to non-recourse borrowings, if we are unable to pay our debt service obligations because a lessee, borrower or other counterparty defaults, a lender could foreclose on the investment securing the non-recourse indebtedness. This could cause us to lose all or part of our investment or could force us to meet debt service payment obligations so as to protect our investment subject to such indebtedness and prevent it from being subject to repossession.  Additionally, while the majority of our borrowings were non-recourse, we are jointly and severally liable for recourse indebtedness incurred under a senior secured revolving line of credit facility with California Bank & Trust (“CB&T”) that is secured by certain of our assets that are not otherwise pledged to other lenders. CB&T has a security interest in such assets and the right to sell those assets to pay off the indebtedness if we default on our payment obligations.  This recourse indebtedness may increase our risk of loss because we must meet the debt service payment obligations regardless of the revenue we receive from the investment that is subject to such secured indebtedness.

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

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. Our competitors are varied and include other equipment leasing and finance funds, hedge funds, private equity funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Competition from both traditional competitors and new market entrants has intensified in recent years due to growing marketplace liquidity and increasing recognition of the attractiveness of the commercial leasing and finance industry.

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

We may have acquired equipment subject to lease that the Code requires us to depreciate over a longer period than the standard depreciation period. Similarly, some of the equipment that we purchased was not eligible for accelerated depreciation under the Modified Accelerated Costs Recovery System, which was established by the Tax Reform Act of 1986 to set forth the guidelines for accelerated depreciation under the Code. Further, if we acquired equipment that the Code deems to be tax-exempt use property and the leases did not satisfy certain requirements, losses attributable to such equipment are suspended and may be deducted only against income we receive from such equipment or when we dispose of such equipment. Depending on the equipment that we acquired and its eligibility for accelerated depreciation under the Code, we may have less depreciation deductions to offset gross lease revenue, thereby increasing our taxable income.

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

Item 4. (Removed and Reserved)

PART II

Item 5. Market for the Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Our Shares are not publicly traded and there is no established public trading market for our Shares. It is unlikely that any such market will develop.

Number of Members
Title of Class	as of March 21, 2011
Manager (as a member)	1
Additional members	3,277

We, at our Manager’s discretion, paid monthly distributions to each of our members beginning the first month after each such member was admitted to the LLC through the end of our operating period, which was on April 30, 2008.  We paid distributions to additional members totaling $3,424,344, $2,899,453 and $7,678,004 for the years ended December 31, 2010, 2009 and 2008, respectively. Additionally, our Manager was paid distributions of $34,589, $29,285 and $77,556 for the years ended December 31, 2010, 2009 and 2008, respectively. The terms of our loan agreement with CB&T, as amended, could restrict us from paying cash distributions to our members if such payment would cause us to not be in compliance with our financial covenants. See “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to have participated in the offering and sale of Shares pursuant to the offering or to participate in any future offering of our Shares, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our members a per Share estimated value of our Shares, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Manager prepares statements of our estimated Share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Shares.  For these purposes, the estimated value of our Shares is deemed to be $457.71 per Share as of December 31, 2010.  This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose.  Because this is only an estimate, we may subsequently revise this valuation.

The estimated value of our Shares is based on the estimated amount that a holder of a Share would receive if all of our assets were sold in an orderly liquidation as of the close of our fiscal year and all proceeds from such sales, without reduction for transaction costs and expenses, together with any cash held by us, were distributed to the members upon liquidation.  To estimate the amount that our members would receive upon such liquidation, we calculated the sum of:  (i) the unpaid finance lease and note receivable payments on our existing finance leases and notes receivable, discounted at the implicit yield for each such transaction; (ii) the fair market value of our operating leases, equipment held for sale or lease, and other assets, as determined by the most recent third-party appraisals we have obtained for certain assets or our Manager’s  estimated values of certain other assets, as applicable; and (iii) our cash on hand.  From this amount, we then subtracted our total debt outstanding and then divided the difference by the total number of Shares outstanding.

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

As noted above, the foregoing valuation was performed solely for the ERISA and FINRA purposes described above and was based solely on our Manager’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation and should not be viewed as an accurate reflection of the value of our Shares or our assets. Except for independent third-party appraisals of certain assets, no independent valuation was sought. In addition, as stated above, as there is no significant public trading market for our Shares at this time and none is expected to develop, there can be no assurance that members could receive $457.71 per Share if such a market did exist and they sold their Shares or that they will be able to receive such amount for their Shares in the future. Furthermore, there can be no assurance:

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

The redemption price we offer in our redemption plan utilizes a different methodology than that which we use to determine the current value of our Shares for the ERISA and FINRA purposes described above and, therefore, the $457.71 per Share does not reflect the amount that a member would currently receive under our redemption plan.  In addition, there can be no assurance that you will be able to redeem your Shares under our redemption plan.

Item 6. Selected Financial Data

The selected financial data should be read in conjunction with the consolidated financial statements and related notes included in “Item 8. Consolidated Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2010	2009	2008	2007	2006
Total revenue (a)	$17,053,113	$18,837,809	$20,158,872	$23,460,086	$24,885,153
Net income (loss) attributable to Fund Nine (b)	$6,757,659	$6,700,146	$1,047,818	$7,940,018	$(667,903)
Net income (loss) attributable to Fund Nine
allocable to additional members	$6,690,082	$6,633,145	$1,037,340	$7,860,618	$(661,224)
Net income (loss) attributable to Fund Nine
allocable to the Manager	$67,577	$67,001	$10,478	$79,400	$(6,679)

Weighted average number of additional shares
of limited liability company interests outstanding	97,955	97,955	97,955	98,052	98,123
Net income (loss) attributable to Fund Nine per weighted average
additional share of limited liability company interests	$68.30	$67.72	$10.59	$80.17	$(6.74)

Distributions to additional members	$3,424,344	$2,899,453	$7,678,004	$8,825,274	$8,831,229
Distributions per weighted average additional share
of limited liability company interests	$34.96	$29.60	$78.38	$90.01	$90.00
Distributions to the Manager	$34,589	$29,285	$77,556	$89,144	$89,204

	December 31,
	2010	2009	2008	2007	2006
Total assets (a)	$90,617,773	$102,900,677	$114,231,144	$139,570,167	$137,187,658
Notes payable	$47,174,188	$62,437,098	$77,448,699	$96,122,281	$92,480,648
Members' equity	$41,027,167	$36,962,094	$31,783,252	$39,909,465	$42,333,349

(a) The decline in revenue and total assets is due to the winding down of our operations commencing with the beginning of our liquidation period on May 1, 2008. During our liquidation period, we are selling and will continue to sell our assets in the ordinary course of business. As we sell our assets, both rental income and finance income will continue to decrease over time.

(b) In 2008, we recorded impairment losses of approximately $3,900,000 on our investment in Aircraft 128 and approximately $1,950,000 related to our 50% investment in Aircraft 126. During 2006, we recorded impairment losses of approximately $3,005,000.

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

According to the World Leasing Yearbook 2011, which was published by Euromoney Institutional Investor PLC, global equipment leasing volume increased annually from approximately $462 billion in 2002 to approximately $780 billion in 2007.  The most significant source of that increase was due to increased volume in Europe, Asia and Latin America.  For example, during the same period, total equipment leasing volume in Europe increased from approximately $162 billion in 2002 to approximately $367 billion in 2007, total equipment leasing volume in Asia increased from approximately $71 billion in 2002 to approximately $119 billion in 2007 and total equipment leasing volume in Latin America increased from approximately $3 billion in 2002 to approximately $41 billion in 2007.  It is believed that global business investment in equipment and global equipment financing volume increased as well during the same period.

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

In general, the U.S. and global credit markets deteriorated significantly after the U.S. economy entered into a recession in December 2007, and global credit markets continue to experience some dislocation and tightening.  Many financial institutions and other financing providers have failed or significantly reduced financing operations, creating both uncertainty and opportunity in the finance industry.

According to information provided by the Equipment Leasing and Finance Association, an equipment finance trade association and affiliate of ELFF (“ELFA”), total domestic business investment in equipment and software decreased to $1,187 billion in 2008.  Similarly, during the same period, total domestic equipment financing volume decreased to $671 billion in 2008. Global business investment in equipment, and global equipment financing volume, decreased as well during the same period.  According to the World Leasing Yearbook 2011, global equipment leasing volume decreased to approximately $733 billion in 2008 and approximately $557 billion in 2009, with the largest decrease occurring in Europe.  For 2009, domestic business investment in equipment and software is forecasted to drop to an estimated $1,011 billion with a corresponding decrease in equipment financing volume to an estimated $518 billion.  Nevertheless, ELFA projects that domestic investment in equipment and software and equipment financing volume will begin to recover in 2010, with domestic business investment in equipment and software projected to increase to an estimated $1,108 billion in 2010 and $1,255 billion in 2011 and corresponding increases in equipment financing volume to an estimated $583 billion in 2010 and $668 billion in 2011. As we are currently liquidating our portfolio, however, the recent performance of the equipment leasing and financing market is not expected to be correlated to our performance and our Manager does not expect that there will be any long-term material adverse impact on the demand for equipment that we own.

Lease and Other Significant Transactions

We engaged in the following significant transactions during the years ended December 31, 2010, 2009 and 2008:

Aircraft

In light of unprecedented high fuel prices during 2008 and the related impact on the airline industry, our Manager reviewed our investments in ICON Aircraft 126 LLC (“ICON 126”) and ICON Aircraft 128 LLC (“ICON 128”) as of June 30, 2008 and determined that Aircraft 126 and Aircraft 128 were impaired.

The following factors, among others, indicated that the full carrying values of Aircraft 126 and Aircraft 128 might not be recoverable: (i) indications that lenders were willing to finance less of the acquisition cost of four-engine aircraft, which increased with each dollar rise of the price of fuel, thereby undermining the carrying value expectations of such aircraft; (ii) the rising cost of fuel was increasing the operating costs of four-engine aircraft and similar capacity twin-engine aircraft, thereby making such aircraft less attractive investments at the time and thereby depressing the market for Aircraft 126 and Aircraft 128; and (iii) the likelihood of aircraft operators switching to more efficient aircraft, thereby depressing the market for Aircraft 126 and Aircraft 128.

Based on our Manager’s review, the carrying values of Aircraft 126 and Aircraft 128 exceeded the expected undiscounted future cash flows of Aircraft 126 and Aircraft 128 and, as a result, we recorded an impairment charge representing the difference between the carrying value and the expected discounted future cash flows of Aircraft 126 and Aircraft 128. The expected discounted future cash flows of Aircraft 126 and Aircraft 128 were determined using a market approach, a recent appraisal for Aircraft 126 and Aircraft 128 and recent sales of similar aircraft, as well as other factors, including those discussed above.  As a result, we recorded an impairment loss on Aircraft 128 of approximately $3,900,000 as of June 30, 2008. In addition, as of June 30, 2008, ICON 126 recorded an impairment loss on Aircraft 126 of approximately $3,900,000, of which our share was approximately $1,950,000.

Railcars

On January 28, 2008, ICON Railcar I, LLC (“ICON Rail”), our wholly-owned subsidiary, sold its entire interest in 110 railcars (the “Railcars”) to an unrelated third party that was leasing and operating the Railcars.  We recognized a gain on the sale of approximately $313,000.

Manufacturing and Other Investments

On April 30, 2003, we acquired a Double Kraft Paper Forming Tubing Unit on lease to Wildwood Industries, Inc. (“Wildwood”) for approximately $1,350,000. Effective March 1, 2008, this lease was extended for an additional twelve months and was reclassified as an operating lease. On August 31, 2008 and September 30, 2008, two other finance leases with Wildwood expired, were renewed for twelve-month periods commencing September 1, 2008 and October 1, 2008, respectively, and expired on August 31, 2009 and September 30, 2009, respectively. Subject to the terms of the lease renewal, there is a residual interest sharing agreement with a third-party broker, payable upon attainment of a minimum return on investment, whereby all sales proceeds received above $150,000 will be shared equally with the third party. For the years ended December 31, 2010, 2009 and 2008, approximately $0, $0, and $130,000, respectively, was distributed to the third party in accordance with the residual interest sharing agreement.

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

On June 20, 2003, we acquired a manufacturing device previously on lease to Spansion (the “AMD Lease”) for approximately $6,391,000. On August 1, 2003, we acquired semi-conductor memory testing equipment subject to two leases with Spansion (the “FASL Leases”) for approximately $4,561,000.

On March 1, 2009, Spansion filed a petition for reorganization under Chapter 11 in United States Bankruptcy Court.  On March 12, 2009, Spansion rejected the FASL Leases and affirmed the AMD Lease.  On June 3, 2009, Spansion returned the equipment subject to the FASL Leases, which has been classified on the consolidated balance sheet as of December 31, 2009 as assets held for sale and has been recorded at the lower of its carrying value or fair market value less estimated costs to sell.  Based on our Manager’s assessment of the equipment and knowledge of the market for such equipment, we recorded an impairment charge of approximately $164,000 on the consolidated financial statements for the year ended December 31, 2009.

In July 2009, the equipment subject to the AMD Lease was sold for approximately $585,000 and we recognized a gain on sale of the equipment and lease termination of approximately $432,000.

In March 2010, the equipment subject to the FASL Leases was sold for approximately $140,000 and we recognized a loss on sale of the equipment of approximately $1,000.

Each Spansion lease had a related residual interest sharing agreement with a third-party that was triggered when a minimum return on investment has been attained by us. Subject to the original terms, 35% of all proceeds received in excess of approximately $633,000 were to be distributed to the third party. For the years ended December 31, 2010, 2009 and 2008, approximately $49,000, $350,000 and $739,000, respectively, was distributed to the third party in accordance with the residual interest sharing agreements.

On February 22, 2010, the U.S. Bankruptcy Court approved a stipulation between us and Spansion allowing our administrative expense claim in the amount of approximately $90,000 and unsecured claim in the amount of approximately $269,000.  On March 22, 2010, we sold our unsecured claim to a third party for approximately $161,000 and on May 24, 2010, we received a payment of approximately $90,000 related to the administrative expense claim.  Both amounts were recorded as other income.

On December 18, 2009, the lease with Short Hills Surgery Center (“Short Hills”) expired and Short Hills purchased the medical equipment for approximately $40,000.

We, along with Fund Ten and Fund Eleven, own ICON Global Crossing II, LLC (“Global Crossing II”), with ownership interests of approximately 14.40%, 72.34% and 13.26%, respectively.  The total capital contributions made to Global Crossing II were approximately $13,885,000, of which our share was approximately $2,000,000.  All contributed capital was used to purchase telecommunications equipment subject to a 48-month lease with Global Crossing Telecommunications, Inc. (“Global Crossing”) and Global Crossing North American Networks, Inc. (together with Global Crossing, “Global Crossing Group”) that commenced on November 1, 2006.

On October 29, 2010, Global Crossing II sold all equipment under lease to Global Crossing for a total purchase price of $3,297,609 and our share of the gain is included in income from investments in joint ventures for approximately $93,000.

Recently Adopted Accounting Pronouncements

In 2010, we adopted the accounting pronouncement relating to variable interest entities, which requires assessments at each reporting period of which party within the variable interest entity is considered the primary beneficiary and requires a number of new disclosures related to variable interest entities.  See Note 2 to our consolidated financial statements.

In 2010, we adopted the accounting pronouncement that amends the requirements for disclosures about the fair value of financial instruments, including the fair value of financial instruments for annual, as well as interim, reporting periods. This standard requires additional disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements, and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements.  Except for the Level 3 reconciliation disclosures, which will be effective for fiscal years beginning after December 15, 2010, the guidance became effective for us beginning January 1, 2010.  See Note 2 to our consolidated financial statements.

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

Depreciation

We record depreciation expense on equipment when the lease is classified as an operating lease.  In order to calculate depreciation, we first determined the depreciable equipment cost, which is the cost less the estimated residual value.  The estimated residual value is our estimate of the value of the equipment at lease termination.  Depreciation expense is recorded by applying the straight-line method of depreciation to the depreciable equipment cost over the term that includes known as well as expected lease terms.

Initial Direct Costs

We capitalize initial direct costs associated with the origination and funding of leased assets and other financing transactions.  These costs are amortized on a lease by lease basis based on the actual lease term using a straight-line method for operating leases and the effective interest rate method for finance leases. Costs related to leases or other financing transactions that are not consummated are expensed as an acquisition expense.

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

All derivatives are recognized as either assets or liabilities on the consolidated balance sheets and are measured at fair value. We recognize changes in the fair value of such instruments immediately in earnings unless certain accounting criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which we must document and assess at inception and on an ongoing basis, we recognize the changes in fair value of such instruments in accumulated other comprehensive income (loss) (“AOCI”), a component of members’ equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Results of Operations for the Years Ended December 31, 2010 (“2010”) and 2009 (“2009”)

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

Revenue for 2010 and 2009 is summarized as follows:

	Years Ended December 31,
	2010	2009	Change
Rental income	$12,857,909	$13,397,814	$(539,905)
Finance income	3,669,071	4,765,078	(1,096,007)
Income from investments in joint ventures	267,182	101,976	165,206
Net gain on sales of equipment and unguaranteed residual values	12,231	540,795	(528,564)
Interest and other income	246,720	32,146	214,574

Total revenue	$17,053,113	$18,837,809	$(1,784,696)

Total revenue for 2010 decreased $1,784,696, or 9.5%, as compared to 2009. The decrease in finance income was primarily due to the normal lifecycle of our bareboat charters with Wilhelmsen, which experience scheduled, declining revenue over the course of the bareboat charters.  The decrease in rental income was primarily due to the sale of the equipment subject to the AMD Lease in July 2009. The decrease in net gain on sales of equipment and unguaranteed residual values was primarily due to gains recorded on the sales of equipment on lease to Spansion and Hudson Crossing during 2009 of approximately $432,000 and $49,000, respectively, as compared to a gain on the sale of unguaranteed residual values during 2010 of approximately $12,000.  The decrease in total revenue was partially offset by an increase in interest and other income attributable to the sale of our unsecured claim against Spansion to a third party for approximately $161,000 and the payment we received on our administrative expense claim of approximately $90,000 in 2010. Additionally, there was an increase in income from investments in joint ventures which was primarily due to the gain on sale of Global Crossing II in 2010, of which our share was approximately $93,000.

Expenses for 2010 and 2009 are summarized as follows:

	Years Ended December 31,
	2010	2009	Change
General and administrative	$636,272	$1,505,773	$(869,501)
Interest	4,024,902	5,056,856	(1,031,954)
Depreciation and amortization	5,321,247	5,411,040	(89,793)
Impairment loss	313,033	163,994	149,039

Total expenses	$10,295,454	$12,137,663	$(1,842,209)

Total expenses for 2010 decreased $1,842,209, or 15.2%, as compared to 2009. The decrease in interest expense was due to a reduction in the principal balance of debt outstanding related to our leases with Cathay and our bareboat charters with Teekay and Wilhelmsen. The decrease in general and administrative expense was primarily due to the residual interest sharing expense recognized in 2009 for which there was no corresponding expense recorded in 2010.  The decrease in total expenses was partially offset by an impairment loss of approximately $313,000 related to the impairment of our investment in unguaranteed residual values in 2010 compared to an impairment loss of approximately $164,000 related to the impairment of the FASL Leases in 2009.

Net Income Attributable to Fund Nine

As a result of the foregoing changes from 2009 to 2010, net income attributable to us for 2010 and 2009 was $6,757,659 and $6,700,146, respectively. Net income attributable to us per weighted average additional Share for 2010 and 2009 was $68.30 and $67.72, respectively.

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

Financial Condition

This section discusses the major balance sheet variances from 2010 compared to 2009.

Total Assets

     Total assets decreased $12,282,904, from $102,900,677 at December 31, 2009 to $90,617,773 at December 31, 2010. The decrease was primarily due to the depreciation of our leased equipment at cost and impairment losses recorded with respect to our investment in unguaranteed residual values.

Total Liabilities

     Total liabilities decreased $16,347,977, from $65,938,583 at December 31, 2009 to $49,590,606 at December 31, 2010. The decrease was primarily due to the scheduled repayments of our non-recourse debt in the ordinary course of business and a decrease in the obligations associated with our interest rate swap contracts related to the debt associated with the Samar Spirit and the Wilhelmsen Vessels.

Current Liabilities

Current liabilities increased $20,026,213, from $18,764,393 at December 31, 2009 to $38,790,606 at December 31, 2010. The increase was primarily due to the scheduled maturity of certain non-recourse debt obligations in 2011 and balloon payments associated with those debt maturities.

Members’ Equity

Members’ equity increased $4,065,073, from $36,962,094 at December 31, 2009 to $41,027,167 at December 31, 2010. The increase was due to net income, the change in valuation of our interest rate swap contracts and distributions paid to our members.

Liquidity and Capital Resources

Sources and Uses of Cash

At December 31, 2010 and December 31, 2009, we had cash and cash equivalents of $929,220 and $1,033,840, respectively. During our operating period, which ended on April 30, 2008, our main sources of cash were proceeds from sales of equipment as well as from collections of rentals on non-leveraged operating and direct finance leases. These have continued to be our main sources of cash during our liquidation period. During our operating period our main use of cash was principally for distributions to our members, which we anticipate will continue during our liquidation period.

Operating Activities

Sources of Cash

Sources of cash from operating activities increased $361,750, from $1,968,590 in 2009 to $2,330,340 in 2010. The increase was primarily due an increase in the distributions received from our investments in joint ventures.

Investing Activities

Sources of Cash

Sources of cash from investing activities decreased $190,471, from $1,214,444 in 2009 to $1,023,973 in 2010. The decrease was primarily due to a reduction in proceeds from sales of equipment, offset by proceeds of approximately $475,000 received from the sale of one of our joint ventures, Global Crossing II. In 2010, we consummated two sales transactions, which resulted in total proceeds of approximately $294,000, as compared to four transactions during 2009, which resulted in total proceeds of approximately $822,000.

Financing Activities

Uses of Cash

Uses of cash in financing activities increased $530,195, from $2,928,738 in 2009 to $3,458,933 in 2010. The increase was due to a greater amount of cash distributions paid to our members during 2010 compared to 2009. Cash distributions of $3,458,933 were paid to our members during 2010 as compared to $2,928,738 paid to our members during 2009.

Financings and Borrowings

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at December 31, 2010 of $47,174,188.  Our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the equipment and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee. In other cases, we receive the rental payments and pay the lender. If the lessee were to default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt.

Revolving Line of Credit, Recourse

We and certain other entities managed  by our Manager, Fund Eight B, Fund Ten, Fund Eleven, Fund Twelve and Fund Fourteen (collectively, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with CB&T. The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At December 31, 2010, no amounts were accrued related to our joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the Borrowers have a beneficial interest.

The Facility expires on June 30, 2011 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year. The interest rate at December 31, 2010 was 4.0%. In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility.

Aggregate borrowings by all Borrowers under the Facility amounted to $1,450,000 at December 31, 2010, all of which was borrowed by Fund Eleven. Subsequent to December 31, 2010, Fund Eleven repaid $1,450,000, which reduced its outstanding loan balance to $0.

Pursuant to the Loan Agreement, the Borrowers are required to comply with certain covenants.  At December 31, 2010, the Borrowers were in compliance with all covenants.  For additional information, see Note 8 to our consolidated financial statements.

At December 31, 2010, we had $6,512,207 of current assets and $38,790,606 of current liabilities, which results in a $32,278,399 working capital deficit. Of the $38,790,606 of current liabilities, $7,891,000 consisted of direct payments to a lender to be made by our lessee and $24,762,500 of payments due on our non-recourse debt. These direct payments are for a debt that had no corresponding current assets due to the classification of these transactions as operating leases. Therefore, when considering our overall working capital, direct payments should be excluded. The exclusion of these payments yields a working capital deficit of $24,387,399 at December 31, 2010.  The primary reason for this deficit is a balloon payment of approximately $22,750,000 due in 2011 related to the non-recourse financing of Aircraft 128.  Our options related to this payment include, but are not limited to, entering into a new lease arrangement, which would include a refinancing of the debt.  Currently, we are actively remarketing the aircraft.  Our Manager believes that with the cash we currently have available, the cash being generated from our remaining leases, and the proceeds from equipment and asset sales, we have sufficient cash to continue our operations into the foreseeable future. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ businesses that are beyond our control.  See “Item 1A.  Risk Factors.”

Distributions

We, at our Manager’s discretion, paid monthly distributions to each of our additional members beginning the first month after each such member was admitted through the end of our operating period, which was on April 30, 2008. During the liquidation period, we plan to make distributions in accordance with the terms of our LLC Agreement. We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets, and our receipt of rental and other income from our investments. We paid distributions to additional members for the years ended December 31, 2010, 2009 and 2008 in the amounts of $3,424,344, $2,899,453 and $7,678,004, respectively. We paid distributions to our Manager for the years ended December 31, 2010, 2009 and 2008 of $34,589, $29,285 and $77,556, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2010, we had non-recourse debt obligations in which the lender has a security interest in our equipment and an assignment of the rental payments under the lease. In such cases, the lender is being paid directly by the lessee. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt.  At December 31, 2010, our outstanding non-recourse debt obligations were $47,174,188.

We are a party to the Facility, as discussed in “Financings and Borrowings” above. We had no borrowings under the Facility at December 31, 2010.

We have a right to a portion of the profits, losses, and cash flows from a limited partnership interest (its “Interest”) in North Sea (Connecticut) Limited Partnership (“North Sea”), an entity that owns a 100% interest in a mobile offshore drilling rig that was subject to lease with Rowan Companies, Inc.(“the Charterer”). In 2005, the Charterer notified the owner trustee of the rig that an “Event of Loss” occurred with respect to the rig as a result of Hurricane Rita.  The charter provides that the Charterer will pay to the lender (and upon satisfaction of all of the debt outstanding, to the owner trustee on behalf of North Sea) an amount equal to the “Stipulated Loss Value” of the rig as determined according to the terms of the charter.  The calculation of “Stipulated Loss Value”, among other things, is the subject of a dispute between the Charterer and North Sea.

Principal and interest maturities of our debt and related interest consisted of the following at December 31, 2010:

	Payments Due by Period
		Less Than 1	1 - 3
	Total	Year	Years
Non-recourse debt	$47,174,188	$36,374,188	$10,800,000
Non-recourse interest	3,474,122	2,677,265	796,857

	$50,648,310	$39,051,453	$11,596,857

We entered into residual sharing agreements with various third parties. In connection with these agreements, residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas.

Off-Balance Sheet Transactions

None.

Inflation and Interest Rates

The potential effects of inflation on us are difficult to predict. If the general economy experiences significant rates of inflation, however, it could affect us in a number of ways.  We do not currently have rent escalation clauses tied to inflation in our leases. The anticipated residual values to be realized upon the sale or re-lease of equipment upon lease terminations (and thus the overall cash flow from our leases) may increase with inflation as the cost of similar new and used equipment increases.  We are currently in our liquidation period and therefore, we do not currently intend to obtain additional external financing or refinance our existing indebtedness.

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

We currently have five outstanding notes payable, which are our non-recourse debt obligations.  Due to the fixed nature of the non-recourse debt, the conditions in the credit markets as of December 31, 2010 have not had any impact on us.  With respect to our revolving line of credit, which is subject to a variable interest rate, we have no outstanding amounts as of December 31, 2010. Accordingly, the condition of the credit markets will not have any material impact on us. Furthermore, we are currently in our liquidation period and, therefore, as we have no current intentions of obtaining additional external financing or refinancing our existing indebtedness, we do not expect any adverse impact on our cash flows should credit conditions in general remain the same or deteriorate further.

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

At December 31, 2010, we had four floating-to-fixed interest rate swaps relating to the three Wilhelmsen Vessels on bareboat charter to Wilhelmsen and the Samar Spirit on bareboat charter to Teekay that were designated as cash flow hedges with an aggregate notional amount of $21,028,871.  These interest rate swaps have maturity dates ranging from July 25, 2011 to September 23, 2013.

Effective May 18, 2006, we refinanced the non-recourse debt obligations related to the Wilhelmsen Vessels that are subject to bareboat charters with Wilhelmsen. The non-recourse debt accrues interest at the London Interbank Offered Rate (“LIBOR”) plus 1.50% per year.  Simultaneously with the refinancing, we entered into three identical interest rate swap contracts, each having a notional amount of $17,000,000, with Fortis Bank SA/NV, New York Branch (n/k/a BNP Paribas, as successor in interest to Fortis Bank SA/NV, New York Branch).  We entered into these agreements in order to effectively fix the variable interest rate on the non-recourse debt at 7.02% per year. On May 22, 2006, we terminated the original three interest rate swap contracts that applied to the original financing of the Wilhelmsen Vessels.

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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ICON Income Fund Nine, LLC

We have audited the accompanying consolidated balance sheets of ICON Income Fund Nine, LLC (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Income Fund Nine, LLC at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                                                                             /s/ Ernst & Young, LLP

March 25, 2011
New York, New York

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets

	December 31,
	2010	2009
Current assets:
Cash and cash equivalents	$929,220	$1,033,840
Current portion of net investment in finance leases	5,582,987	5,367,587
Assets held for sale	-	140,000

Total current assets	6,512,207	6,541,427

Non-current assets:
Net investment in finance leases, less current portion	12,379,833	17,987,288
Leased equipment at cost (less accumulated depreciation of
$21,751,790 and $16,513,937, respectively)	68,871,626	74,148,333
Investments in joint ventures	1,259,152	1,926,926
Investment in unguaranteed residual values	257,813	752,113
Other non-current assets, net	1,337,142	1,544,590

Total non-current assets	84,105,566	96,359,250

Total Assets	$90,617,773	$102,900,677

Liabilities and Members' Equity

Current liabilities:
Current portion of non-recourse long-term debt	$36,374,188	$15,262,908
Interest rate swap contracts	1,279,541	2,054,841
Deferred revenue	904,608	1,124,734
Accrued expenses and other current liabilities	232,269	321,910

Total current liabilities	38,790,606	18,764,393

Non-current liabilities:
Non-recourse long-term debt, less current portion	10,800,000	47,174,190

Total Liabilities	49,590,606	65,938,583

Commitments and contingencies (Note 13)

Members' Equity:
Additional Members	42,720,633	39,454,895
Manager	(438,082)	(471,070)
Accumulated other comprehensive loss	(1,255,384)	(2,021,731)

Total Members' Equity	41,027,167	36,962,094

Total Liabilities and Members' Equity	$90,617,773	$102,900,677

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations

	Years Ended December 31,
	2010	2009	2008
Revenue:
Rental income	$12,857,909	$13,397,814	$16,053,175
Finance income	3,669,071	4,765,078	5,767,714
Income (loss) from investments in joint ventures	267,182	101,976	(1,996,825)
Net gain on sales of equipment and unguaranteed residual values	12,231	540,795	519,729
Interest and other income (loss)	246,720	32,146	(184,921)

Total revenue	17,053,113	18,837,809	20,158,872

Expenses:
Management fees - Manager	-	-	526,469
Administrative expense reimbursements - Manager	-	-	149,844
General and administrative	636,272	1,505,773	1,946,654
Interest	4,024,902	5,056,856	6,576,691
Depreciation and amortization	5,321,247	5,411,040	5,762,239
Impairment loss	313,033	163,994	4,149,157

Total expenses	10,295,454	12,137,663	19,111,054

Net income	$6,757,659	$6,700,146	$1,047,818

Net income allocable to:
Additional Members	$6,690,082	$6,633,145	$1,037,340
Manager	67,577	67,001	10,478

	$6,757,659	$6,700,146	$1,047,818

Weighted average number of additional shares
of limited liability company interests outstanding	97,955	97,955	97,955

Net income per weighted average additional share
of limited liability company interests	$68.30	$67.72	$10.59

 See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity

	Additional Member	Additional		Accumulated Other Comprehensive	Total Members'
	Shares	Members	Manager	Loss	Equity
Balance, December 31, 2007	97,955	$42,361,867	$(441,708)	$(2,010,694)	$39,909,465

Net income	-	1,037,340	10,478	-	1,047,818
Change in valuation of interest rate swap contracts	-	-	-	(1,418,471)	(1,418,471)
Comprehensive loss					(370,653)
Cash distributions	-	(7,678,004)	(77,556)	-	(7,755,560)

Balance, December 31, 2008	97,955	35,721,203	(508,786)	(3,429,165)	31,783,252

Net income	-	6,633,145	67,001	-	6,700,146
Change in valuation of interest rate swap contracts	-	-	-	1,407,434	1,407,434
Comprehensive income					8,107,580
Cash distributions	-	(2,899,453)	(29,285)	-	(2,928,738)

Balance, December 31, 2009	97,955	39,454,895	(471,070)	(2,021,731)	36,962,094

Net income	-	6,690,082	67,577	-	6,757,659
Change in valuation of interest rate swap contracts	-	-	-	766,347	766,347
Comprehensive income					7,524,006
Cash distributions	-	(3,424,344)	(34,589)	-	(3,458,933)

Balance, December 31, 2010	97,955	$42,720,633	$(438,082)	$(1,255,384)	$41,027,167

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$6,757,659	$6,700,146	$1,047,818
Adjustments to reconcile net income to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(12,353,607)	(12,745,000)	(12,762,000)
Finance income	(3,669,071)	(4,765,078)	(5,767,714)
(Income) loss from investments in joint ventures	(267,182)	(101,976)	1,996,825
Net gain on sale of equipment and unguaranteed residual values	(12,231)	(540,795)	(519,729)
Depreciation and amortization	5,321,247	5,411,040	5,762,239
Uncollectible receivables	-	-	200,547
Interest expense on non-recourse financing paid directly
to lenders by lessees	3,869,134	4,849,914	6,118,572
Interest expense from amortization of debt financing costs	155,435	198,980	450,205
Impairment loss	313,033	163,994	4,149,157
Changes in operating assets and liabilities:
Collection of finance leases	2,268,270	2,380,536	867,898
Other assets, net	(4,856)	40,742	(111,882)
Deferred revenue	(220,126)	136,100	(9,762)
Due to (from) Manager and affiliates	-	-	(87,476)
Accrued expenses and other current liabilities	(36,380)	71,578	82,093
Distributions from joint ventures	209,015	168,409	170,725

Net cash provided by operating activities	2,330,340	1,968,590	1,587,516

Cash flows from investing activities:
Proceeds from sales of equipment	293,607	821,710	941,011
Distributions received from joint ventures	730,366	392,734	435,096

Net cash provided by investing activities	1,023,973	1,214,444	1,376,107

Cash flows from financing activities:
Cash distributions to members	(3,458,933)	(2,928,738)	(7,755,560)

Net cash used in financing activities	(3,458,933)	(2,928,738)	(7,755,560)

Net (decrease) increase in cash and cash equivalents	(104,620)	254,296	(4,791,937)

Cash and cash equivalents, beginning of the year	1,033,840	779,544	5,571,481

Cash and cash equivalents, end of the year	$929,220	$1,033,840	$779,544

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest on non-recourse long-term debt paid
directly to lenders by lessees	$19,137,855	$19,922,463	$24,762,786
Reclassification of net assets from investments in leased equipment
to investment in finance leases	$-	$-	$240,000

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

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
December 31, 2010

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

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the LLC estimates the uncollectibility of receivables by analyzing lessee, borrower and other counterparty concentrations, creditworthiness and current economic trends. The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely. At December 31, 2010 and 2009, the LLC had no allowance recorded.

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
December 31, 2010

(2)	Summary of Significant Accounting Policies - continued

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

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(2)	Summary of Significant Accounting Policies – continued

Revenue Recognition

The LLC leases equipment to third parties and each such lease is classified as either a finance lease or an operating lease, which is based upon the terms of each lease. For a finance lease, initial direct costs are capitalized and amortized over the term of the related lease.  For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated.

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

Initial Direct Costs

The LLC capitalizes initial direct costs associated with the origination and funding of leased assets and other financing transactions. These costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable. Costs related to leases or other financing transactions that are not consummated are expensed as an acquisition expense.

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
December 31, 2010

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

Recently Adopted Accounting Pronouncements

In 2010, the LLC adopted the accounting pronouncement relating to variable interest entities, which requires assessments at each reporting period of which party within the variable interest entity is considered the primary beneficiary and requires a number of new disclosures related to variable interest entities.  The adoption of this guidance did not have a material effect on the LLC’s consolidated financial statements as of December 31, 2010.

In 2010, the LLC adopted the accounting pronouncement that amends the requirements for disclosures about the fair value of financial instruments, including the fair value of financial instruments for annual, as well as interim, reporting periods. This standard requires additional disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements, and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements.  Except for the Level 3 reconciliation disclosures, which will be effective for fiscal years beginning after December 15, 2010, the guidance became effective for the LLC beginning January 1, 2010.  The adoption of this accounting pronouncement did not have a material effect on the LLC’s consolidated financial statements as of December 31, 2010.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(3)	Net Investment in Finance Leases

      Net investment in finance leases consisted of the following at December 31, 2010 and 2009:
	December 31,
	2010	2009

Minimum rents receivable	$22,885,499	$31,946,625
Unearned income	(4,922,679)	(8,591,750)

Net investment in finance leases	17,962,820	23,354,875

Less: Current portion of net investment in finance leases	5,582,987	5,367,587

Net investment in finance leases, less current portion	$12,379,833	$17,987,288

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

Non-cancelable minimum annual amounts due on investments in finance leases consisted of the following at December 31, 2010:

Years Ending
December 31,
2011	$8,322,000
2012	8,322,000
2013	6,241,499
$22,885,499

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following at December 31, 2010 and 2009:

	December 31,
	2010	2009
Aircraft	$48,453,180	$48,453,180
Marine vessel	40,285,787	40,285,787
Manufacturing, telecommunications and computer equipment	1,884,449	1,923,303
	90,623,416	90,662,270

Less: Accumulated depreciation	21,751,790	16,513,937

	$68,871,626	$74,148,333

Depreciation expense was $5,237,853, $5,385,000 and $5,701,646 for the years ended December 31, 2010, 2009 and 2008, respectively.

Aircraft

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

In light of unprecedented high fuel prices during 2008 and the related impact on the airline industry, the Manager reviewed the LLC’s investment in Aircraft 128 as of June 30, 2008 and determined that Aircraft 128 was impaired.

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
December 31, 2010

(4)	Leased Equipment at Cost - continued

Manufacturing, telecommunications and computer equipment

On January 28, 2008, ICON Railcar I, LLC (“ICON Rail”), the LLC’s wholly-owned subsidiary, sold its entire interest in 110 railcars (the “Railcars”) to an unrelated third party that was leasing and operating the Railcars.  The LLC recognized a gain on the sale of approximately $313,000.

On June 20, 2003, the LLC acquired a manufacturing device previously on lease to Spansion LLC (“Spansion”) (the “AMD Lease”) for approximately $6,391,000.  On August 1, 2003, the LLC acquired semi-conductor memory testing equipment subject to two leases with Spansion (the “FASL Leases”) for approximately $4,561,000. The FASL Leases were each renewed for a 15-month period commencing on April 1, 2008.

On March 1, 2009, Spansion filed a petition for reorganization under Chapter 11 in United States Bankruptcy Court.  On March 12, 2009, Spansion rejected the FASL Leases and affirmed the AMD Lease.  On June 3, 2009, Spansion returned the equipment subject to the FASL Leases, which was classified on the December 31, 2009 consolidated balance sheet as assets held for sale and was recorded at the lower of its carrying value or fair market value less estimated costs to sell.  Based on the Manager’s assessment of the equipment and knowledge of the market for such equipment, the LLC recorded an impairment charge of approximately $164,000 for the year ended December 31, 2009.

In July 2009, the equipment subject to the AMD Lease was sold for approximately $585,000 and the LLC recognized a gain on sale of the equipment and lease termination of approximately $432,000.

In March 2010, the equipment subject to the FASL Leases was sold for approximately $140,000 and the LLC recognized a loss on sale of the equipment of approximately $1,000.

Each Spansion lease has a related residual interest sharing agreement with a third-party that is triggered when a minimum return on investment has been attained by the LLC. Subject to the original terms, 35% of all proceeds received in excess of approximately $633,000 will be distributed to the third party. For the years ended December 31, 2010, 2009 and 2008, approximately $49,000, $350,000 and $739,000, respectively, was distributed to the third party in accordance with the residual interest sharing agreements.

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
December 31, 2010

(4)	Leased Equipment at Cost - continued

Aggregate annual minimum future rentals receivable from the LLC’s non-cancelable leases for the next year consist of $8,913,000 at December 31, 2010.  There will be no additional rentals receivable after 2011.

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

ICON Global Crossing II, LLC

The LLC, along with ICON Income Fund Ten, LLC, an entity also managed by the Manager (“Fund Ten”), and ICON Leasing Fund Eleven, LLC, an entity also managed by the Manager (“Fund Eleven”), owns ICON Global Crossing II, LLC (“Global Crossing II”), with ownership interests of approximately 14.40%, 72.34% and 13.26%, respectively.  The total capital contributions made to Global Crossing II were approximately $13,885,000, of which the LLC’s share was approximately $2,000,000.  All contributed capital was used to purchase telecommunications equipment subject to a 48-month lease with Global Crossing Telecommunications, Inc. (“Global Crossing”) and Global Crossing North American Networks, Inc. (together with Global Crossing, “Global Crossing Group”) that commenced on November 1, 2006.

On October 29, 2010, Global Crossing II sold all equipment under lease to Global Crossing for a total purchase price of $3,297,609 and the LLC recorded its share of the gain in income from investments in joint ventures of approximately $93,000.

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

Effective March 27, 2006, in connection with the lease extension, approximately $52,850,000 of non-recourse debt associated with Aircraft 126 was refinanced. The refinanced non-recourse debt matures on July 1, 2011 and requires a balloon payment of approximately $33,000,000 at maturity. The interest rate of the debt is fixed at 6.104%.

Under the terms of a maintenance agreement between ICON Aircraft 123 LLC (“ICON 123”) and ICON 126, ICON 126 paid approximately $143,000 in maintenance costs on behalf of ICON 123. ICON 123 intends to reimburse ICON 126 if and when it receives proceeds from the sale of Aircraft 123.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(5)	Investments in Joint Ventures - continued

Each of ICON 123 and ICON 126 are parties to a residual sharing agreement (the “Airtrade Residual Sharing Agreement”) with Airtrade Capital Corp. (“Airtrade”).  Pursuant to the terms of the Airtrade Residual Sharing Agreement, all proceeds received in connection with the sale or lease renewal of Aircraft 123 or Aircraft 126, in excess of $8,500,000 of the applicable loan balance associated with each aircraft will be allocated 55% to ICON 123 or ICON 126, as applicable, and 45% to Airtrade

In light of unprecedented high fuel prices during 2008 and the related impact on the airline industry, the Manager reviewed the LLC’s investment in Aircraft 126 as of June 30, 2008 and determined that Aircraft 126 was impaired.

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

Subsequent to December 31, 2010, the Manager modified its exit strategy and determined that recoverability of the investment would require an additional impairment.  As a result, the LLC recognized an additional impairment loss on the investment in unguaranteed residual values of approximately $63,000 as of December 31, 2010.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(6)	Investments in Unguaranteed Residual Values - continued

During the year ended December 31, 2010, 2009 and 2008, the LLC received approximately $194,000, $45,000 and $686,000, respectively, in proceeds from the sale of various pieces of equipment and recognized a gain of approximately $12,000 for the year ended December 31, 2010, a loss of approximately $33,000 for the year ended December 31, 2009 and a gain of approximately $204,000 for the year ended December 31, 2008.

Additionally, for the years ended December 31, 2010, 2009 and 2008, the LLC received approximately $0, $1,000 and $20,000, respectively, in renewal income that is classified as rental income in the accompanying consolidated statements of operations.

(7)	Non-Recourse Long-Term Debt

The LLC acquired the Wilhelmsen Vessels on bareboat charter to Wilhelmsen for cash and non-recourse long-term debt (see Note 3). On May 18, 2006, in connection with the charter extension through December 22, 2013, the LLC refinanced the non-recourse long-term debt related to the Wilhelmsen Vessels and borrowed an additional $22,043,000. The principal amount of the refinanced debt is $51,000,000, which debt matures on December 22, 2013 and accrues interest at London Interbank Offered Rate (“LIBOR”) plus 1.50% per year. The refinanced non-recourse long-term debt requires quarterly payments ranging from $450,000 to $800,000. The lender has a security interest in the Wilhelmsen Vessels and an assignment of the rental payments under the charters. The LLC paid approximately $630,000 in costs associated with the non-recourse long-term debt refinancing, which were capitalized as debt financing costs and are being amortized as interest expense over the term of the non-recourse long-term debt. As of December 31, 2010, approximately $59,000 was recorded to interest expense related to the amortization of the non-recourse long-term debt financing costs.

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

On July 24, 2007, the LLC, through ICON Samar, borrowed approximately $23,382,000 in connection with a bareboat charter with Teekay. The non-recourse long-term debt matures on July 25, 2011 and accrues interest at LIBOR plus 1.00% per year.  The non-recourse long-term debt requires monthly payments ranging from $480,000 to $530,000. The lender has a security interest in the vessel and an assignment of the rental payments under the bareboat charter. Simultaneously with the borrowing, the LLC entered into an interest rate swap contract with Fortis Bank in order to fix the debt interest rate at 6.35% per year. The LLC paid approximately $175,000 in costs associated with the debt, which was capitalized as debt financing costs. As of December 31, 2010, approximately $27,000 was recorded to interest expense related to the amortization of the non-recourse long-term debt financing costs.

The LLC designated its interest rate swaps as cash flow hedges and accounts for them in accordance with the accounting pronouncement for derivative instruments and hedging activities, by recording the interest rate swap contracts at their estimated fair market values, and recognizing the periodic change in their fair market values of effective hedges as other comprehensive income. At December 31, 2010 and 2009, the fair value of the interest rate swap contracts was a liability of $1,279,541 and $2,054,841, respectively.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(7)	Non-Recourse Long-Term Debt - continued

The LLC acquired its interest in Aircraft 128 for cash and the assumption of non-recourse long-term debt (see Note 4). On August 1, 2006, the owner trustee refinanced the non-recourse long-term debt related to the aircraft. In connection with the refinancing, the LLC was able to borrow an additional amount of approximately $6,242,000. The principal balance of the refinancing was approximately $43,800,000, and matures on December 1, 2011, requires a balloon payment of approximately $22,750,000 and accrues interest at 6.85% per year. The refinancing requires monthly payments of approximately $545,000 through May 2010 and approximately $495,000 through December 2011. The LLC paid approximately $438,000 of costs in connection with the refinancing, which were capitalized as debt financing costs and will be amortized to operations over the term of the refinancing.

During the year ended December 31, 2010, approximately $70,000 was recorded to interest expense related to the amortization of the non-recourse long-term debt financing costs.

As of December 31, 2010 and 2009, the LLC had net debt financing costs of $135,418 and $290,852, respectively. For the years ended December 31, 2010, 2009 and 2008, the LLC recognized amortization expense of $155,434, $198,980 and $450,205, respectively.

The aggregate maturities of non-recourse long-term debt, including the effects of refinancing discussed above, consisted of the following at December 31, 2010:

For the year ending December 31, 2011	$36,374,188
For the year ending December 31, 2012	5,400,000
For the year ending December 31, 2013	5,400,000
$47,174,188

(8)	Revolving Line of Credit, Recourse

The LLC and certain other entities managed by the Manager, Fund Eight B, Fund Ten, Fund Eleven, ICON Leasing Fund Twelve, LLC (“Fund Twelve”) and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”) (collectively, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”). The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At December 31, 2010, no amounts were accrued related to the LLC’s joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the Borrowers have a beneficial interest.

The Facility expires on June 30, 2011 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year. The interest rate at December 31, 2010 was 4.0%. In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(8)	Revolving Line of Credit, Recourse - continued

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

Aggregate borrowings by all Borrowers under the Facility amounted to $1,450,000 at December 31, 2010, all of which was borrowed by Fund Eleven.  Subsequent to December 31, 2010, Fund Eleven repaid $1,450,000, which reduced its outstanding loan balance to $0.

The Borrowers were in compliance with all covenants under the Loan Agreement at December 31, 2010. As of such date, no amounts were due to or payable by the LLC under the Contribution Agreement.

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

The LLC paid distributions to the Manager of $34,589, $29,285 and $77,556 for the years ended December 31, 2010, 2009 and 2008, respectively.  The Manager’s interest in the LLC’s net income was $67,577, $67,001 and $10,478 for the years ended December 31, 2010, 2009 and 2008, respectively.

Fees and other expenses paid or accrued by the LLC to the Manager or its affiliates for the years ended December 31, 2010, 2009 and 2008 were as follows:

			Years Ended December 31,
Entity	Capacity	Description	2010	2009	2008
ICON Capital Corp.	Manager	Management fees (1)	$-	$-	$526,469
ICON Capital Corp.	Manager	Administrative expense reimbursements (1)	-	-	149,844
			$-	$-	$676,313

(1) Amount charged directly to operations.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(9)	Transactions with Related Parties - continued

Effective April 1, 2008 and May 1, 2008, the Manager waived its rights to all future administrative expense reimbursements and management fees, respectively.  As of December 31, 2010, the Manager waived $322,706 of administrative expense reimbursements and $935,374 of management fees.  For the year ended December 31, 2009, the Manager waived $344,958 of administrative expense reimbursements and $1,082,524 of management fees. For the year ended December 31, 2008, the Manager waived $364,877 of administrative expense reimbursements and $1,018,551 of management fees.

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

At December 31, 2010, the LLC had four floating-to-fixed interest rate swaps relating to the three Wilhelmsen Vessels on bareboat charter to Wilhelmsen and the Samar Spirit on bareboat charter to Teekay that were designated as cash flow hedges with an aggregate notional amount of $21,028,871.  These interest rate swaps have maturity dates ranging from July 25, 2011 to September 23, 2013.

For these derivatives, the LLC reports the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the statement of operations as the impact of the hedged transaction. During the year ended December 31, 2010 and 2009, the LLC recorded no hedge ineffectiveness in earnings.  At December 31, 2010 and 2009, the total unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was approximately $1,255,000 and $2,022,000, respectively.

During the twelve months ending December 31, 2011, the LLC estimates that approximately $821,672 will be reclassified from AOCI to interest expense.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(10)	Derivative Financial Instruments - continued

The table below presents the fair value of the LLC’s derivative financial instruments and classification within the LLC’s consolidated balance sheet as of December 31, 2010:

Derivatives designated as hedging instruments:	Liability Derivative
	Balance Sheet Location	Fair Value
Interest rate swaps	Interest rate swap contracts	$1,279,541

The table below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of operations for the year ended December 31, 2010:

Year ended December 31, 2010
Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swaps	$(616,870)	Interest expense	$(1,383,217)	Gain (loss) on financial instruments	$-

The table below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of operations for the year ended December 31, 2009:

Year ended December 31, 2009
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

As of December 31, 2010 and 2009, the fair value of the derivatives in a liability position was $1,279,541 and $2,054,841, respectively. In the event that the LLC would be required to settle its obligations under the agreements as of December 31, 2010, the termination value would be $1,320,072.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
Liabilities:

Derivative liabilities	$-	$1,279,541	$-	$1,279,541

The LLC’s derivative contracts, consisting of interest rate swaps, are valued using models based on readily observable market parameters for all substantial terms of the LLC’s derivative contracts and are classified within Level 2. As permitted by the accounting pronouncements, the LLC uses market prices and pricing models for fair value measurements of its derivative instruments. The fair value of the derivative liabilities was recorded in derivative instruments within the consolidated balance sheets.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The LLC is required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets and liabilities using fair value measurements.  The LLC’s non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  The following table summarizes the carrying value of the LLC’s material non-financial assets and liabilities after valuation allowance using fair value measurement on a nonrecurring basis as of December 31, 2010:

	December 31, 2010	Level 1	Level 2	Level 3	Total Impairment Loss
Unguaranteed residual values	$257,813	$-	$-	$257,813	$313,033

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(11)	Fair Value Measurements - continued

Fair value information with respect to the LLC’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates. The estimated fair value of the LLC’s non-recourse long-term debt was based on the discounted value of future cash flows related to the loan based on terms consistent with the range of the LLC’s internal pricing strategies for transactions of this type.

	December 31, 2010
	Carrying Amount	Fair Value
Fixed rate non-recourse long-term debt	$26,145,317	$26,986,578

(12)	Concentrations of Risk

      Concentrations of credit risk with respect to lessees are dispersed across different industry segments within the United States of America and throughout the world.  Accordingly, the LLC may be exposed to business and economic risk.

For the year ended December 31, 2010, the LLC had three lessees that accounted for approximately 98% of its rental and finance income.  Wilhelmsen, Cathay and Teekay accounted for approximately 22%, 38% and 38%, respectively. For the year ended December 31, 2009, the LLC had three lessees that accounted for approximately 95% of its rental and finance income.  Wilhelmsen, Cathay and Teekay accounted for approximately 26%, 35% and 34%, respectively. For the year ended December 31, 2008, the LLC had three lessees that accounted for approximately 83% of its rental and finance income.  Wilhelmsen, Cathay and Teekay accounted for approximately 25%, 29% and 29%.

As of December 31, 2010, the LLC had one aircraft that accounted for approximately 53% of operating assets and one vessel that accounted for approximately 45%. As of December 31, 2009, the LLC had one aircraft that accounted for approximately 53% of operating assets and one vessel that accounted for approximately 46%. As of December 31, 2008, the LLC had one aircraft that accounted for approximately 52% of operating assets and one vessel that accounted for approximately 45%.

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

ICON 128 is a party to a residual sharing agreement with Airfleet Credit Corporation (“Airfleet”) and HXO Leasing Limited.  Pursuant to the terms of this residual sharing agreement, all proceeds received in connection with the sale or lease extension of Aircraft 128 in excess of $4,250,000 of the loan balance associated with the aircraft will be allocated 55% to ICON 128 and 45% to Airfleet.  As of December 31, 2010, no liability has been accrued in connection with this agreement.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(13)	Commitments and Contingencies and Off-Balance Sheet Transactions - continued

The LLC has a right to a portion of the profits, losses, and cash flows from a limited partnership interest (its “Interest”) in North Sea (Connecticut) Limited Partnership (“North Sea”), an entity that owns a 100% interest in a mobile offshore drilling rig that was subject to lease with Rowan Companies, Inc.(“the Charterer”). In 2005, the Charterer notified the owner trustee of the rig that an “Event of Loss” occurred with respect to the rig as a result of Hurricane Rita.  The charter provides that the Charterer will pay to the lender (and upon satisfaction of all of the debt outstanding, to the owner trustee on behalf of North Sea) an amount equal to the “Stipulated Loss Value” of the rig as determined according to the terms of the charter.  The calculation of “Stipulated Loss Value”, among other things, is the subject of a dispute between the Charterer and North Sea.

The LLC evaluates the recoverability of its investment as part of its impairment testing.  As of December 31, 2010, the LLC’s carrying value related to its Interest in North Sea was $1,154,668.  The LLC did not receive any cash distributions with respect to its Interest in the three years ended December 31, 2010.

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

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(14)	Geographic Information

Geographic information for revenue, based on the country of origin, and long-lived assets, which include operating leases (net of accumulated depreciation), finance leases, investments in joint ventures and investment in unguaranteed residual values, were as follows:

	Year Ended December 31, 2010
	United	United		Marine
	States	Kingdom	Asia	Vessels (a)	Total
Revenue:
Rental income	$283,233	$-	$6,368,571	$6,206,105	$12,857,909
Finance income	$-	$-	$-	$3,669,071	$3,669,071
Income (loss) from investments in joint ventures	$209,015	$-	$58,167	$-	$267,182

	At December 31, 2010
	United	United		Marine
	States	Kingdom	Asia	Vessels (a)	Total
Long-lived assets:
Investment in finance leases	$-	$-	$-	$17,962,820	$17,962,820
Leased equipment at cost, net	$519,379	$-	$37,060,742	$31,291,505	$68,871,626
Investments in joint ventures	$-	$-	$1,259,152	$-	$1,259,152
Investment in unguaranteed residual values	$-	$257,813	$-	$-	$257,813

	Year Ended December 31, 2009
	United	United		Marine
	States	Kingdom	Asia	Vessels (a)	Total
Revenue:
Rental income	$175,352	$-	$7,015,654	$6,206,808	$13,397,814
Finance income	$91,030	$-	$-	$4,674,048	$4,765,078
Income (loss) from investments in joint ventures	$168,382	$-	$(66,406)	$-	$101,976

	At December 31, 2009
	United	United		Marine
	States	Kingdom	Asia	Vessels (a)	Total
Long-lived assets:
Investment in finance leases	$-	$-	$-	$23,354,875	$23,354,875
Leased equipment at cost, net	$712,336	$-	$39,528,145	$33,907,852	$74,148,333
Investments in joint ventures	$725,942	$-	$1,200,984	$-	$1,926,926
Investment in unguaranteed residual values	$-	$752,113	$-	$-	$752,113

(a)
Three of the LLC’s vessels are chartered to Wilhelmsen, a Norway based company. The fourth vessel is chartered to Teekay, a Canada based company. When the LLC charters a vessel to a charterer, the charterer is free to trade the vessel worldwide.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(15)	Selected Quarterly Financial Data (unaudited)

The following table is a summary of selected financial data by quarter:

	Quarters Ended in 2010				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31, 2010
Total revenue	$4,405,245	$4,323,513	$4,152,860	$4,171,495	$17,053,113
Net income attributable to Fund Nine
allocable to additional members	$1,692,965	$2,006,420	$1,309,622	$1,681,075	$6,690,082
Weighted average number of additional shares
of limited liability company interests outstanding	97,955	97,955	97,955	97,955	97,955
Net income attributable to Fund Nine per weighted
average additional share of limited liability company interests	$17.28	$20.48	$13.37	$17.16	$68.30

	Quarters Ended in 2009				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31, 2009
Total revenue	$4,889,594	$4,549,146	$4,967,040	$4,432,029	$18,837,809
Net income attributable to Fund Nine
allocable to additional members	$1,832,610	$1,005,497	$2,213,104	$1,581,934	$6,633,145
Weighted average number of additional shares
of limited liability company interests outstanding	97,955	97,955	97,955	97,955	97,955
Net income attributable to Fund Nine per weighted
average additional share of limited liability company interests	$18.71	$10.26	$22.59	$16.15	$67.72

(16)	Income Tax Reconciliation (unaudited)

No provision for income taxes has been recorded by the LLC since the liability for such taxes is the responsibility of each of the individual members rather than the LLC.  The LLC’s income tax returns are subject to examination by federal and State taxing authorities, and changes, if any, could adjust the individual income taxes of the members.

At December 31, 2010 and 2009, the members’ equity included in the consolidated financial statements totaled $41,027,167 and $36,962,094, respectively.  The members’ capital for federal income tax purposes at December 31, 2010 and 2009 totaled $80,762,633 and $78,515,164, respectively.  The difference arises primarily from sales and offering expenses reported as a reduction in the additional members’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and differences in depreciation and amortization between financial reporting purposes and federal income tax purposes.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010

(16)	Income Tax Reconciliation (unaudited) - continued

The following table reconciles net income attributable to Fund Nine for financial statement reporting purposes to the net income attributable to Fund Nine for federal income tax purposes for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
Net income attributable to Fund Nine per consolidated financial statements	$6,757,659	$6,700,146	$1,047,818

Finance leases	5,392,051	5,480,683	7,004,410
Depreciation expense	(3,672,257)	(4,179,146)	(5,206,714)
Gain on sale of equipment	1,049,234	-	302,371
Rent - consolidating joint venture	(3,914,571)	1,434,805	-
Tax gain from joint venture	-	-	4,571,741
Fixed asset impairment	250,000	446,601	.
Other	(145,690)	(2,029,681)	917,781

Net income attributable to Fund Nine for federal income tax purposes	$5,716,426	$7,853,408	$8,637,407

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Schedule II - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Cost, Expenses, Revenues	Deductions	Balance at End of Year

Year Ended
December 31, 2010
Allowance for
Doubtful Accounts	-	-	-	-

Year Ended
December 31, 2009
Allowance for
Doubtful Accounts	$155,318	-	$(155,318)	-

Year Ended
December 31, 2008
Allowance for
Doubtful Accounts	-	$155,318	-	$155,318

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2010, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Our Manager assessed the effectiveness of its internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control — Integrated Framework."

Based on its assessment, our Manager believes that, as of December 31, 2010, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our Manager’s internal control over financial reporting during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers of the Registrant's Manager and Corporate Governance

Our Manager, ICON Capital Corp., a Delaware corporation (“ICON”), was formed in 1985.  Our Manager's principal office is located at 100 Fifth Avenue, 4th Floor, New York, New York 10011, and its telephone number is (212) 418-4700.

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

Name	Age	Title
Michael A. Reisner	40	Co-Chairman, Co-Chief Executive Officer and Co-President
Mark Gatto	38	Co-Chairman, Co-Chief Executive Officer and Co-President
Joel S. Kress	38	Executive Vice President — Business and Legal Affairs
Anthony J. Branca	42	Senior Vice President and Chief Financial Officer
H. Daniel Kramer	59	Senior Vice President and Chief Marketing Officer
David J. Verlizzo	38	Senior Vice President — Business and Legal Affairs
Craig A. Jackson	52	Senior Vice President — Remarketing and Asset Management
Harry Giovani	36	Senior Vice President — Credit

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

Item 11. Executive Compensation

We have no directors or officers. Our Manager and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2010, 2009 and 2008:

			Years Ended December 31,
Entity	Capacity	Description	2010	2009	2008
ICON Capital Corp.	Manager	Management fees (1)	$-	$-	$526,469
ICON Capital Corp.	Manager	Administrative expense reimbursements (1)	-	-	149,844
			$-	$-	$676,313

(1) Amount charged directly to operations.

Our Manager also has a 1% interest in our profits, losses, cash distributions and liquidation proceeds. We paid distributions to our Manager of $34,589, $29,285 and $77,556, respectively, for the years ended December 31, 2010, 2009 and 2008.  Additionally, our Manager’s interest in our net income was $67,577, $67,001 and $10,478 for the years ended December 31, 2010, 2009 and 2008, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the Manager and Related Security Holder Matters

(a)	We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)	As of March 21, 2011, no directors or officers of our Manager own any of our equity securities.

(c)	Neither we nor our Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

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

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2010 and 2009, our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work.

The following table presents the fees for both audit and non-audit services rendered by Ernst & Young LLP for the years ended December 31, 2010 and 2009:

	2010	2009
Audit fees	$262,133	$319,000
Tax fees	61,813	55,750

	$323,946	$374,750

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

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

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ICON Aircraft 126 LLC

We have audited the accompanying consolidated balance sheets of ICON Aircraft 126 LLC (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, changes in members’ equity, and cash flows for the year ended December 31, 2010 and for the year ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Aircraft 126 LLC at December 31, 2010, and the consolidated results of its operations and its cash flows for the year ended December 31, 2010 and for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a working capital deficiency and does not have the ability to fulfill its obligations with respect to its non-recourse debt when it becomes due in July 2011.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The 2010 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young, LLP

March  25, 2011
New York, New York

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets

	December 31,
	2010	2009
		(unaudited)
Leased equipment at cost (less accumulated depreciation of
$40,428,689, and $36,431,244)	$37,094,895	$41,092,340
Other non-current assets, net	251,757	278,073

Total Assets	$37,346,652	$41,370,413

Liabilities and Members’ Equity

Current liabilities:
Current portion of non-recourse long-term debt	$34,421,461	$3,684,449
Deferred rental income	214,286	642,857
Accrued interest	192,600	219,676

Total current liabilities	34,828,347	4,546,982

Non-current liabilities:
Non-recourse long-term debt, less current portion	-	34,421,461

Total Liabilities	34,828,347	38,968,443

Commitments and contingencies

Members’ Equity	2,518,305	2,401,970

Total Liabilities and Members’ Equity	$37,346,652	$41,370,413

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations

	Years ended December 31,
	2010	2009	2008
		(unaudited)
Revenue:
Rental income	$6,368,571	$6,368,571	$6,368,571
Interest and other income	-	-	2,328

Total revenue	6,368,571	6,368,571	6,370,899

Expenses:
General and administrative	-	-	45,000
Interest	2,254,791	2,509,861	2,772,778
Depreciation and amortization	3,997,445	3,991,521	3,990,347
Impairment loss	-	-	3,900,000

Total expenses	6,252,236	6,501,382	10,708,125

Net income (loss)	$116,335	$(132,811)	$(4,337,226)

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Members’ Equity

Members'
Equity
Balance, December 31, 2007	$6,827,007

Net loss	(4,337,226)
Investment from members	45,000

Balance, December 31, 2008	2,534,781

Net loss (unaudited)	(132,811)

Balance, December 31, 2009 (unaudited)	2,401,970

Net income	116,335

Balance, December 31, 2010	$2,518,305

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years ended December 31,
	2010	2009	2008
		(unaudited)
Cash flows from operating activities:
Net income (loss)	$116,335	$(132,811)	$(4,337,226)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Rental income paid directly to lender by lessee	(5,940,000)	(6,540,000)	(6,540,000)
Interest and other income on maintenance reserve	-	-	(2,328)
Depreciation and amortization	3,997,445	3,991,521	3,990,347
Impairment loss	-	-	3,900,000
Interest expense from amortization of debt financing costs	26,316	22,978	47,892
Interest expense on non-recourse financing paid directly to lender by lessee	2,255,551	2,495,904	2,729,973
Change in operating assets and liabilities:
Deferred rental income	(428,571)	171,429	171,429
Accrued interest	(27,076)	(9,021)	(5,087)

Net cash used in operating activities	-	-	(45,000)

Cash flows from financing activities:
Contributions received	-	-	45,000

Net increase in cash	-	-	-

Cash, beginning of the year	-	-	-

Cash, end of the year	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long-term debt
directly to lender by lessee	$5,940,000	$6,540,000	$6,540,000

  ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010
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

The accompanying consolidated financial statements have been prepared assuming that the LLC will continue as a going concern.  At December 31, 2010, the LLC has a working capital deficit of $34,828,347 primarily relating to a balloon payment of $32,489,309 due on the non-recourse debt related to the financing of Aircraft 126, which matures on July 1, 2011. The LLC does not currently have the ability to satisfy the non-recourse debt relating to Aircraft 126.  This condition raises substantial doubt about the LLC’s ability to continue as a going concern.

The 2010 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The LLC’s options related to this balloon payment include, but are not limited to, entering into a new lease arrangement, which would require a refinancing of the non-recourse debt. There can be no assurance that the Partnership will be able to re-lease Aircraft 126 and refinance the debt that is secured by the aircraft.  As the debt is non-recourse, if the LLC does not refinance the debt, the lender could foreclose on Aircraft 126 to satisfy the loan.

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
December 31, 2010
(unaudited with regard to December 31, 2009)

(2)	Summary of Significant Accounting Policies - continued

Risks and Uncertainties

In the normal course of business, the LLC is exposed to two significant types of economic risk: credit and market.   Credit risk is the risk of a lessee, borrower or other counterparty’s inability or unwillingness to make contractually required payments.  See Note 8 for a discussion of concentrations of risk.

Market risk reflects the change in the value of debt instruments, derivatives and credit facilities due to changes in interest rate spreads or other market factors. The LLC believes that the carrying value of its investments is reasonable, taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

Debt Financing Costs

Expenses associated with the incurrence of debt are capitalized and amortized to interest expense over the term of the debt instrument using the effective interest rate method.  These costs are included in other non-current assets.

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation. Leased equipment is depreciated on a straight-line basis over the lease term, which typically ranges from 3 to 8 years, to the asset’s residual value.

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
December 31, 2010
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
December 31, 2010
(unaudited with regard to December 31, 2009)

(2)	Summary of Significant Accounting Policies - continued

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the LLC estimates the uncollectibility of receivables by analyzing lessee, borrower and other counterparty concentrations, creditworthiness and current economic trends. The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely. Accounts receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due.  Additionally, the LLC periodically reviews the creditworthiness of companies with payments outstanding less than 90 days.  Based upon the Manager’s judgment, accounts may be placed in a non-accrual status.  Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the LLC believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received. No allowance was deemed necessary at December 31, 2010 and 2009.

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

Recently Adopted Accounting Pronouncements

In 2010, the LLC adopted the accounting pronouncement relating to variable interest entities, which requires assessments at each reporting period of which party within the variable interest entity is considered the primary beneficiary and requires a number of new disclosures related to variable interest entities.  The adoption of this guidance did not have a material effect on the LLC’s consolidated financial statements as of December 31, 2010.

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010
(unaudited with regard to December 31, 2009)

(3)	Leased Equipment at Cost

The LLC’s sole investment at December 31, 2010 and 2009 is Aircraft 126, which is on lease to Cathay. The lease was initially scheduled to expire in March 2006, but was extended to July 1, 2011.

In light of unprecedented high fuel prices during 2008 and the related impact on the airline industry, the Manager reviewed the LLC’s Members’ investments in Aircraft 126 as of June 30, 2008. Based on the Manager’s review, the carrying value of Aircraft 126 exceeded the expected undiscounted future cash flows of Aircraft 126 and, as a result, the LLC recorded an impairment charge representing the difference between the carrying value and the expected discounted future cash flows of Aircraft 126.  Therefore, as of June 30, 2008, the LLC recorded an impairment loss on Aircraft 126 of approximately $3,900,000.

Depreciation expense was $3,997,445, $3,987,749 and $3,986,575 for the years ended December 31, 2010, 2009 and 2008, respectively.

Aggregate annual minimum future rentals receivable from the LLC’s non-cancelable lease for the next year consisted of $2,970,000 as of December 31, 2010.  There will be no additional rentals receivable after 2011.

(4)	Non-recourse Long-Term Debt

Effective March 27, 2006, in connection with the lease extension, approximately $52,850,000 of non-recourse debt associated with Aircraft 126 was refinanced. The refinanced non-recourse debt matures on July 1, 2011 and requires a balloon payment of approximately $32,500,000 at maturity. The interest rate of the debt is fixed at 6.104%.

The aggregate maturities of non-recourse long-term debt consisted of $34,421,461 as of December 31, 2010.  There are no amounts due after 2011.

(5)	Residual Sharing Agreement

The LLC is a party to a residual sharing agreement (the “Airtrade Residual Sharing Agreement”) with ICON Aircraft 123 LLC (“ICON 123”), a wholly-owned subsidiary of Fund Eight B, and Airtrade Capital Corp. (“Airtrade”). Pursuant to the terms of the Airtrade Residual Sharing Agreement, all proceeds received in connection with the sale or lease renewal of an Airbus A340-313X aircraft on lease to Cathay (“Aircraft 123”) or Aircraft 126 in excess of $8,500,000 of the applicable loan balance associated with each aircraft will be allocated 55% to the LLC or ICON 123, as applicable, and 45% to Airtrade.

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010
(unaudited with regard to December 31, 2009)

(6)	Fair Value Measurements

The LLC is required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets and liabilities using fair value measurements. Fair value information with respect to the LLC’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates. The estimated fair value of the LLC’s non-recourse debt was based on the discounted value of future cash flows related to the loan based on recent transactions of this type.

	Carrying Amount	Fair Value
Fixed rate non-recourse long-term debt	$34,421,461	$35,064,497

(7)	Transactions with Related Parties

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

Under the terms of a maintenance agreement between ICON 123 and the LLC, the LLC paid approximately $143,000 in maintenance costs on behalf of ICON 123. ICON 123 intends to reimburse the LLC if and when it receives proceeds from the sale of Aircraft 123.

(8)	Concentrations of Risk

For the years ended December 31, 2010, 2009 and 2008, the LLC had one lessee that accounted for 100% of total rental income and one lender that accounted for 99%, 98% and 98% of total liabilities, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Income Fund Nine, LLC
(Registrant)

By: ICON Capital Corp.
      (Manager of the Registrant)

March 25, 2011

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

March 25, 2011

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer
(Principal Accounting and Financial Officer)

81