Form 10-Q
period 2011-03-31
ICON INCOME FUND NINE LLC
filed 2011-05-13
CIK 1157522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2011

or
[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-50217

ICON Income Fund Nine, LLC
(Exact name of registrant as specified in its charter)

Delaware	13-4183234
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

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
[  ] Yes   [X] No

Number of outstanding shares of limited liability company interests of the registrant on May 11, 2011 is 97,955.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets
	March 31,
	2011	December 31,
	(unaudited)	2010
Current assets:
Cash and cash equivalents	$1,734,096	$929,220
Current portion of net investment in finance leases	5,825,895	5,582,987

Total current assets	7,559,991	6,512,207

Non-current assets:
Net investment in finance leases, less current portion	10,829,038	12,379,833
Leased equipment at cost (less accumulated depreciation of
$23,037,981 and $21,751,790, respectively)	56,267,178	68,871,626
Investments in joint ventures	1,301,680	1,259,152
Investment in unguaranteed residual values	257,813	257,813
Other non-current assets, net	1,301,267	1,337,142

Total non-current assets	69,956,976	84,105,566

Total Assets	$77,516,967	$90,617,773

Liabilities and Members' Equity

Current liabilities:
Current portion of non-recourse long-term debt	$34,726,780	$36,374,188
Interest rate swap contracts	1,047,403	1,279,541
Deferred revenue	292,800	904,608
Accrued expenses and other current liabilities	1,278,638	232,269

Total current liabilities	37,345,621	38,790,606

Non-current liabilities:
Non-recourse long-term debt, less current portion	9,450,000	10,800,000

Total Liabilities	46,795,621	49,590,606

Commitments and contingencies (Note 8)

Members' Equity:
Additional Members	32,273,880	42,720,633
Manager	(543,602)	(438,082)
Accumulated other comprehensive loss	(1,008,932)	(1,255,384)

Total Members' Equity	30,721,346	41,027,167

Total Liabilities and Members' Equity	$77,516,967	$90,617,773

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue:
Rental income	$2,674,362	$3,220,494
Finance income	772,612	1,004,635
Income from investments in joint ventures	37,706	27,258
Net loss on sales of equipment	(2,960)	(1,205)
Interest and other income	13,797	154,063

Total revenue	3,495,517	4,405,245

Expenses:
General and administrative	202,110	185,653
Interest	843,066	1,150,057
Depreciation and amortization	1,319,181	1,359,469
Impairment loss	11,279,403	-

Total expenses	13,643,760	2,695,179

Net (loss) income	$(10,148,243)	$1,710,066

Net (loss) income allocable to:
Additional Members	$(10,046,761)	$1,692,965
Manager	(101,482)	17,101

	$(10,148,243)	$1,710,066

Weighted average number of additional shares
of limited liability company interests outstanding	97,955	97,955

Net (loss) income per weighted average additional share
of limited liability company interests outstanding	$(102.57)	$17.28

 See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Changes in Members' Equity

				Accumulated
	Additional Member	Additional		Other Comprehensive	Total Members'
	Shares	Members	Manager	Loss	Equity
Balance, December 31, 2010	97,955	$42,720,633	$(438,082)	$(1,255,384)	$41,027,167

Net loss	-	(10,046,761)	(101,482)	-	(10,148,243)
Change in valuation of interest rate swap contracts	-	-	-	246,452	246,452
Comprehensive loss					(9,901,791)
Cash distributions	-	(399,992)	(4,038)	-	(404,030)

Balance, March 31, 2011 (unaudited)	97,955	$32,273,880	$(543,602)	$(1,008,932)	$30,721,346

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(10,148,243)	$1,710,066
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(1,993,000)	(2,638,000)
Finance income	(772,612)	(1,004,635)
Income from investments in joint ventures	(37,706)	(27,258)
Net loss on sale of equipment	2,960	1,205
Depreciation and amortization	1,319,181	1,359,469
Interest expense on non-recourse financing paid directly to lenders by lessees	661,918	1,105,448
Interest expense from amortization of debt financing costs	31,009	44,297
Impairment loss	11,279,403	-
Changes in operating assets and liabilities:
Collection of finance leases	446,190	597,795
Other assets, net	-	3,623
Deferred revenue	(611,808)	(510,953)
Due to Manager and affiliates	-	13,281
Accrued expenses and other current liabilities	1,023,844	(12,668)
Distributions from joint ventures	-	40,132

Net cash provided by operating activities	1,201,136	681,802

Cash flows from investing activities:
Proceeds from sales of equipment	7,770	91,000
Distributions received from joint ventures in excess of profits	-	101,125

Net cash provided by investing activities	7,770	192,125

Cash flows from financing activities:
Cash distributions to members	(404,030)	(832,782)

Net cash used in financing activities	(404,030)	(832,782)

Net increase in cash and cash equivalents	804,876	41,145

Cash and cash equivalents, beginning of the period	929,220	1,033,840

Cash and cash equivalents, end of the period	$1,734,096	$1,074,985

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2011	2010
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest on non-recourse long-term debt paid directly to lenders by lessees	$3,627,310	$4,367,080

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

(1)	Basis of Presentation and Consolidation

The accompanying consolidated financial statements of ICON Income Fund Nine, LLC (the “LLC”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  In the opinion of the manager of the LLC, ICON Capital Corp., a Delaware Corporation (the “Manager”), all adjustments considered necessary for a fair presentation have been included. These consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2010. The results for the interim period are not necessarily indicative of the results for the full year.

The consolidated financial statements include the accounts of the LLC and its majority-owned subsidiaries and other controlled entities. All intercompany accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that had or are expected to have a significant impact on the LLC’s consolidated financial statements.

(2)	Net Investment in Finance Leases

Net investment in finances leases consisted of the following:

	March 31,	December 31,
	2011	2010

Minimum rents receivable	$20,805,000	$22,885,499
Unearned income	(4,150,067)	(4,922,679)

Net investment in finance leases	16,654,933	17,962,820

Less: Current portion of net investment in finance leases	5,825,895	5,582,987

Net investment in finance leases, less current portion	$10,829,038	$12,379,833

(3)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	March 31,	December 31,
	2011	2010
Aircraft	$48,453,180	$48,453,180
Marine vessel	29,006,384	40,285,787
Manufacturing, telecommunications and computer equipment	1,845,595	1,884,449
	79,305,159	90,623,416

Less: Accumulated depreciation	23,037,981	21,751,790

	$56,267,178	$68,871,626

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

(3)	Leased Equipment at Cost - continued

Depreciation expense was $1,314,314 and $1,317,211 for the three months ended March 31, 2011 and 2010, respectively.

Marine Vessel

As a result of recent negotiations to remarket certain vessels during the three months ended March 31, 2011, the Manager reviewed the LLC’s investment in ICON Samar, LLC (“ICON Samar”) and determined that the net book value of the vessel under lease exceeded the fair value.  As a result, the LLC recognized a non-cash impairment charge of approximately $11,279,000.

(4)	Revolving Line of Credit, Recourse

As of March 31, 2011, the LLC and certain entities managed by the Manager (collectively, the “Borrowers”) were party to a Commercial Loan Agreement, as amended (the “Prior Loan Agreement”), with California Bank & Trust (“CB&T”).  At March 31, 2011, there were no obligations outstanding under the Prior Loan Agreement and the Borrowers were in compliance with all covenants under the Prior Loan Agreement.  As of May 10, 2011, the Prior Loan Agreement was terminated.

(5)	Derivative Financial Instruments

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
March 31, 2011
(unaudited)

(5)	Derivative Financial Instruments - continued

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

As of March 31, 2011, the LLC had four floating-to-fixed interest rate swaps relating to the financing of the three car and truck carrying vessels (“Wilhelmsen Vessels”) on bareboat charter to Wilhelmsen Lines Shipowning AS (“Wilhelmsen”) and the Samar Spirit, an Aframax product tanker, on lease to Teekay Corporation (“Teekay”), that were designated as cash flow hedges with an aggregate notional amount of approximately $18,724,760.  These interest rate swaps have maturity dates ranging from July 25, 2011 to September 23, 2013.

For these derivatives, the LLC reports the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently transferred into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the statement of operations as the impact of the hedged transaction. During the three months ended March 31, 2011, the LLC recorded no hedge ineffectiveness in earnings.  At March 31, 2011, total unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was approximately $1,009,000.

During the twelve months ending March 31, 2012, the LLC estimates that an additional $696,112 will be transferred from AOCI to interest expense.

The table below presents the fair value of the LLC’s derivative financial instruments and classification within the LLC’s consolidated balance sheets as of March 31, 2011 and December 31, 2010:

Derivatives designated as hedging instruments:	Liability Derivative
		March 31,	December 31,
		2011	2010
	Balance Sheet Location	Fair Value	Fair Value
Interest rate swaps	Interest rate swap contracts	$1,047,403	$1,279,541

The table below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statement of operations for the three months ended March 31, 2011:

Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swaps	$(18,347)	Interest expense	$(264,799)	Gain (loss) on financial instruments	$-

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

(5)	Derivative Financial Instruments - continued

The table below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statement of operations for the three months ended March 31, 2010:

Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swaps	$(237,237)	Interest expense	$(364,663)	Gain (loss) on financial instruments	$-

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

As of March 31, 2011, the fair value of derivatives in a liability position was $1,047,403. In the event that the LLC would be required to settle its obligations under the agreements as of March 31, 2011, the termination value would be $1,077,758.

(6)	Fair Value Measurements

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

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

(6)	Fair Value Measurements - continued

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011:

	Level 1	Level 2	Level 3	Total
Liabilities:

Derivative liabilities	$-	$1,047,403	$-	$1,047,403

The LLC’s derivative contracts, including interest rate swaps, are valued using models based on readily observable market parameters for all substantial terms of the LLC’s derivative contracts and are classified within Level 2.  As permitted by the accounting pronouncements, the LLC uses market prices and pricing models for fair value measurements of its derivative instruments.  The fair value of the derivative liabilities was recorded in interest rate swap contracts within the consolidated balance sheets.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The LLC is required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets and liabilities using fair value measurements.  The LLC’s non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  The following table summarizes the carrying value of the LLC’s material non-financial assets and liabilities after valuation allowance using fair value measurement on a nonrecurring basis as of March 31, 2011:
	March 31, 2011
		Level 1	Level 2	Level 3	Total Impairment Loss
Leased equipment at cost	$19,359,061	$-	$-	$19,359,061	$11,279,403

Fair value information with respect to the LLC’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates.  The estimated fair value of the LLC’s non-recourse long-term debt was based on the discounted value of future cash flows expected to be paid on the loan based on recent transactions of this type.

	March 31, 2011
	Carrying Amount	Fair Value
Fixed rate non-recourse long-term debt	$25,452,020	$26,177,357

(7)	Accumulated Other Comprehensive Loss

Total comprehensive (loss) income for the three months ended March 31, 2011 and 2010 was ($9,901,791) and $1,837,492, respectively.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

(8)	Commitments and Contingencies

The LLC has entered into certain residual sharing and remarketing agreements with various third parties.  In connection with these agreements, residual proceeds received in excess of specific amounts may be shared with these third parties based on specific formulas. The obligation related to these agreements is recorded at fair value.

ICON Aircraft 128 LLC (“ICON 128”) is a party to a residual sharing agreement with Airfleet Credit Corporation (“Airfleet”) and HXO Leasing Limited.  Pursuant to the terms of this residual sharing agreement, all proceeds received in connection with the sale or lease extension of Airbus A340-313X aircraft in excess of $4,250,000 of the loan balance associated with the aircraft will be allocated 55% to ICON 128 and 45% to Airfleet.  As of March 31, 2011, no liability has been accrued in connection with this agreement.

The LLC has a right to a portion of the profits, losses, and cash flows from a limited partnership interest (its “Interest”) in North Sea (Connecticut) Limited Partnership (“North Sea”), an entity that owns a 100% interest in a mobile offshore drilling rig that was subject to lease with Rowan Companies, Inc. (“the Charterer”). In 2005, the Charterer notified the owner trustee of the rig that an “Event of Loss” occurred with respect to the rig as a result of Hurricane Rita.  The charter provides that the Charterer will pay to the lender (and upon satisfaction of all of the debt outstanding, to the owner trustee on behalf of North Sea) an amount equal to the “Stipulated Loss Value” of the rig as determined according to the terms of the charter.  The calculation of “Stipulated Loss Value”, among other things, is the subject of a dispute between the Charterer and North Sea.

The LLC evaluates the recoverability of its investment as part of its impairment testing.  As of March 31, 2011, the LLC’s carrying value related to its Interest in North Sea was $1,154,668.  The LLC did not receive any cash distributions with respect to its Interest in the three months ended March 31, 2011.

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

(9)	Subsequent Event

On April 5, 2011, the LLC sold its remaining investment in unguaranteed residual values to Key Finance Group Limited for the purchase price of $257,813.

Item 2.  Manager’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.  This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Our Manager manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, under the terms of our amended and restated operating agreement (our “LLC Agreement”). We completed our operating period on April 30, 2008 and entered our liquidation period effective May 1, 2008. During our liquidation period, we are selling and will continue to sell our assets in the ordinary course of business. As we sell our assets, both rental income and finance income will decrease over time, as will expenses related to our assets, such as depreciation and amortization expense. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and the debt is repaid to the lenders. As leased equipment is sold, we will incur gains or losses on these sales. We will continue to liquidate our assets during this period and we expect to see a reduction in revenue and expenses accordingly.

Recent Significant Transactions

We engaged in the following significant transaction since December 31, 2010:

Marine Vessel

As a result of recent negotiations to remarket certain vessels during the three months ended March 31, 2011, our Manager reviewed our investment in ICON Samar and determined that the net book value of the vessel under lease exceeded the fair value.  As a result, we recognized a non-cash impairment charge of approximately $11,279,000.

Investment in Unguaranteed Residual Values

On April 5, 2011, we sold our remaining investment in unguaranteed residual values to Key Finance Group Limited for the purchase price of $257,813.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that had or are expected to have a significant impact on our consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2011 (the “2011 Quarter”) and 2010 (the “2010 Quarter”)

Revenue for the 2011 Quarter and the 2010 Quarter is summarized as follows:

	Three Months Ended March 31,
	2011	2010	Change
Rental income	$2,674,362	$3,220,494	$(546,132)
Finance income	772,612	1,004,635	(232,023)
Income from investments in joint ventures	37,706	27,258	10,448
Net loss on sales of equipment	(2,960)	(1,205)	(1,755)
Interest and other income	13,797	154,063	(140,266)

Total revenue	$3,495,517	$4,405,245	$(909,728)

Total revenue for the 2011 Quarter decreased $909,728, or 20.7%, as compared to the 2010 Quarter. The decrease in rental income was primarily due to a change in revenue recorded by ICON 128.  The decrease in finance income was primarily due to the normal lifecycle of our bareboat charters with Wilhelmsen, which experience scheduled, declining revenue over the course of the bareboat charters. The decrease in interest and other income was primarily due to the sale of our unsecured claim against Spansion LLC to a third party during the 2010 Quarter.

Expenses for the 2011 Quarter and the 2010 Quarter are summarized as follows:

	Three Months Ended March 31,
	2011	2010	Change
General and administrative	$202,110	$185,653	$16,457
Interest	843,066	1,150,057	(306,991)
Depreciation and amortization	1,319,181	1,359,469	(40,288)
Impairment loss	11,279,403	-	11,279,403

Total expenses	$13,643,760	$2,695,179	$10,948,581

Total expenses for the 2011 Quarter increased $10,948,581, or 406%, as compared to the 2010 Quarter. The increase in total expenses was primarily due to the non-cash impairment charge recorded by ICON Samar.  The increase was offset by a decrease in interest expense resulting from the declining principal balance of our non-recourse debt related to our lease with Cathay Pacific Airways Limited and our bareboat charters with Teekay and Wilhelmsen.

Net Income

As a result of the foregoing factors, net (loss) income for the 2011 Quarter and the 2010 Quarter was ($10,148,243) and $1,710,066, respectively. Net (loss) income per weighted average additional share of limited liability company interests outstanding for the 2011 Quarter and the 2010 Quarter was ($102.57) and $17.28, respectively.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2011 compared to December 31, 2010.

Total Assets

     Total assets decreased $13,100,806, from $90,617,773 at December 31, 2010 to $77,516,967 at March 31, 2011. The decrease was primarily due to impairment losses recorded with respect to certain leased equipment, the continued depreciation of our leased equipment at cost and the continued run-off of our net investment in finance leases.

Current Assets

Current assets increased $1,047,784, from $6,512,207 at December 31, 2010 to $7,559,991 at March 31, 2011. This increase was primarily due to the increase in cash resulting from a deposit in connection with a proposed transaction and partial proceeds received from the sale of our investment in unguaranteed residual values.

Total Liabilities

     Total liabilities decreased $2,794,985, from $49,590,606 at December 31, 2010 to $46,795,621 at March 31, 2011. The decrease was primarily due to the paydown of non-recourse debt in the ordinary course of business, a decrease in deferred revenue resulting from the timing of certain customer payments and a decrease in the fair value of our interest rate swap contracts related to the debt associated with the vessels on bareboat charter with Teekay and Wilhelmsen.

Members’ Equity

Members’ equity decreased $10,305,821, from $41,027,167 at December 31, 2010 to $30,721,346 at March 31, 2011. The decrease was due to the results of our operations and distributions paid to our members, partially offset by the change in the valuation of our interest rate swap contracts.

Liquidity and Capital Resources

At March 31, 2011 and December 31, 2010, we had cash and cash equivalents of $1,734,096 and $929,220, respectively. During our liquidation period, which we entered on May 1, 2008, our main sources of cash have been and will continue to be proceeds from sales of equipment as well as from collections of rentals on non-leveraged operating and direct finance leases, and our main use of cash has been and will continue to be distributions to our members.

Operating Activities

Sources of cash from operating activities increased $519,334, from $681,802 in the 2010 Quarter to $1,201,136 in the 2011 Quarter. The increase in cash from operating activities was primarily due to a deposit in connection with a proposed transaction received in the 2011 Quarter as compared to the 2010 Quarter.

      Investing Activities

Sources of cash from investing activities decreased $184,355, from $192,125 in the 2010 Quarter to $7,770 in the 2011 Quarter.  The decrease was primarily due to the sale of one of our joint ventures during 2010 and a reduction in proceeds from sales of equipment in the 2011 Quarter as compared to the 2010 Quarter.

Financing Activities

Uses of cash in financing activities decreased $428,752, from $832,782 in the 2010 Quarter to $404,030 in the 2011 Quarter. The decrease was due to cash distributions of $404,030 paid to our members during the 2011 Quarter as compared to distributions of $832,782 paid to our members during the 2010 Quarter.

Financings and Borrowings

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at March 31, 2011 and December 31, 2010 of $44,176,780 and $47,174,188, respectively.  Our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the equipment and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee.   If the lessee were to default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt.  Our existing leases have funded, and we anticipate will continue to fund, these obligations.

At March 31, 2011, we had $7,559,991 of current assets and $37,345,621 of current liabilities, which results in a $29,785,630 working capital deficit. Of the $37,345,621 of current liabilities, $4,701,892 consisted of direct payments to a lender to be made by our lessee and $24,624,889 of payments due on our non-recourse debt. These direct payments are for a debt that had no corresponding current assets due to the classification of these transactions as operating leases. Therefore, when considering our overall working capital, direct payments should be excluded. The exclusion of these payments yields a working capital deficit of $25,083,738 at March 31, 2011.  The primary reason for this deficit is a balloon payment of approximately $22,750,000 due in 2011 related to the non-recourse financing of Aircraft 128.  Our options related to this payment include, but are not limited to, entering into a new lease arrangement, which would include a refinancing of the debt.  Currently, we are actively remarketing the aircraft.  Our Manager believes that the cash we currently have available, the cash being generated from our remaining leases, and the proceeds we expect to receive from equipment and asset sales will be sufficient to continue our operations into the foreseeable future. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ businesses that are beyond our control.

Distributions

We, at our Manager’s discretion, paid monthly distributions to each of our additional members beginning the first month after each such member was admitted through the end of our operating period, which was on April 30, 2008. During the liquidation period, we plan to make distributions in accordance with the terms of our LLC Agreement. We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets and our receipt of rental and other income from our investments. We paid distributions to additional members and our Manager of $399,992 and $4,038, respectively, during the 2011 Quarter.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2011, we had non-recourse debt obligations outstanding. The lender has a security interest in the equipment related to each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the equipment.  In such cases, the lender is being paid directly by the lessee. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt.  At March 31, 2011, our outstanding non-recourse debt obligations were $44,176,780.

At March 31, 2011, there were no obligations outstanding under the Prior Loan Agreement and the Borrowers were in compliance with all covenants under the Prior Loan Agreement.  As of May 10, 2011, the Prior Loan Agreement was terminated.

Off-Balance Sheet Transactions

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2011, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell or redeem any shares of limited liability company interests during the three months ended March 31, 2011.

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

10.6
Termination of Commercial Loan Agreement, by and among California Bank & Trust and ICON Income Fund Eight B L.P.; ICON Income Fund Nine, LLC; ICON Income Fund Ten, LLC; ICON Leasing Fund Eleven, LLC; ICON Leasing Fund Twelve, LLC; and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., dated as of May 10, 2011.

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

May 13, 2011

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

By: /s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer
(Principal Accounting and Financial Officer)

19