Form 10-Q
period 2011-06-30
ICON INCOME FUND NINE LLC
filed 2011-08-11
CIK 1157522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2011

or
[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-50217

ICON Income Fund Nine, LLC
(Exact name of registrant as specified in its charter)

Delaware	13-4183234
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

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
[  ] Yes   [X] No

Number of outstanding shares of limited liability company interests of the registrant on August 8, 2011 is 97,955.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets
	June 30,
	2011	December 31,
	(unaudited)	2010
Current assets:
Cash and cash equivalents	$1,537,992	$929,220
Current portion of net investment in finance leases	6,079,371	5,582,987
Equipment held for sale	8,195,419	-
Other current assets	1,026,047	-

Total current assets	16,838,829	6,512,207

Non-current assets:
Net investment in finance leases, less current portion	9,210,770	12,379,833
Leased equipment at cost (less accumulated depreciation of
$14,051,612 and $21,751,790, respectively)	36,247,163	68,871,626
Investments in joint ventures	1,331,882	1,259,152
Investment in unguaranteed residual values	-	257,813
Other non-current assets, net	873,134	1,337,142

Total non-current assets	47,662,949	84,105,566

Total Assets	$64,501,778	$90,617,773

Liabilities and Members' Equity

Current liabilities:
Current portion of non-recourse long-term debt	$31,623,710	$36,374,188
Interest rate swap contracts	889,433	1,279,541
Deferred revenue	178,104	904,608
Accrued expenses and other current liabilities	2,122,912	232,269

Total current liabilities	34,814,159	38,790,606

Non-current liabilities:
Non-recourse long-term debt, less current portion	8,665,000	10,800,000

Total Liabilities	43,479,159	49,590,606

Commitments and contingencies (Note 9)

Members' Equity:
Additional Members	22,526,078	42,720,633
Manager	(642,064)	(438,082)
Accumulated other comprehensive loss	(861,395)	(1,255,384)

Total Members' Equity	21,022,619	41,027,167

Total Liabilities and Members' Equity	$64,501,778	$90,617,773

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Rental income	$3,108,258	$3,212,925	$5,782,620	$6,433,419
Finance income	715,709	948,630	1,488,321	1,953,265
Income from investments in joint ventures	30,202	72,162	67,908	99,420
Interest and other income	22,603	89,796	33,440	242,654

Total revenue	3,876,772	4,323,513	7,372,289	8,728,758

Expenses:
General and administrative	149,655	119,988	351,765	305,641
Vessel operating expense	87,542	-	87,542	-
Interest	751,108	856,062	1,594,174	2,006,119
Depreciation and amortization	1,194,290	1,320,776	2,513,471	2,680,245
Impairment loss	11,034,993	-	22,314,396	-

Total expenses	13,217,588	2,296,826	26,861,348	4,992,005

Net (loss) income	$(9,340,816)	$2,026,687	$(19,489,059)	$3,736,753

Net (loss) income allocable to:
Additional Members	$(9,247,408)	$2,006,420	$(19,294,169)	$3,699,385
Manager	(93,408)	20,267	(194,890)	37,368

	$(9,340,816)	$2,026,687	$(19,489,059)	$3,736,753

Weighted average number of additional shares
of limited liability company interests outstanding	97,955	97,955	97,955	97,955

Net (loss) income per weighted average additional share
of limited liability company interests outstanding	$(94.40)	$20.48	$(196.97)	$37.77

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Members' Equity

	Members' Equity
				Accumulated
	Additional Member	Additional		Other Comprehensive	Total Members'
	Shares	Members	Manager	Loss	Equity
Balance, December 31, 2010	97,955	$42,720,633	$(438,082)	$(1,255,384)	$41,027,167

Net loss	-	(10,046,761)	(101,482)	-	(10,148,243)
Change in valuation of interest rate swap contracts	-	-	-	246,452	246,452
Comprehensive loss					(9,901,791)
Cash distributions	-	(399,992)	(4,038)	-	(404,030)

Balance, March 31, 2011 (unaudited)	97,955	32,273,880	(543,602)	(1,008,932)	30,721,346

Net loss	-	(9,247,408)	(93,408)	-	(9,340,816)
Change in valuation of interest rate swap contracts	-	-	-	147,537	147,537
Comprehensive loss					(9,193,279)
Cash distributions	-	(500,394)	(5,054)	-	(505,448)

Balance, June 30, 2011 (unaudited)	97,955	$22,526,078	$(642,064)	$(861,395)	$21,022,619

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(19,489,059)	$3,736,753
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(5,025,000)	(5,233,607)
Finance income	(1,488,321)	(1,953,265)
Income from investments in joint ventures	(67,908)	(99,420)
Depreciation and amortization	2,513,471	2,680,245
Interest expense on non-recourse financing paid directly to lenders by lessees	1,386,224	1,927,548
Interest expense from amortization of debt financing costs	59,142	78,243
Impairment loss	22,314,396	-
Changes in operating assets and liabilities:
Collection of finance leases	910,281	1,211,385
Other assets, net	(1,027,773)	4,825
Deferred revenue	(726,504)	(1,056,729)
Accrued expenses and other current liabilities	1,893,718	(13,704)
Distributions from joint ventures	-	77,766

Net cash provided by operating activities	1,252,667	1,360,040

Cash flows from investing activities:
Proceeds from sales of equipment	265,583	91,000
Distributions received from joint ventures in excess of profits	-	198,416

Net cash provided by investing activities	265,583	289,416

Cash flows from financing activities:
Cash distributions to members	(909,478)	(1,715,860)

Net cash used in financing activities	(909,478)	(1,715,860)

Net increase (decrease) in cash and cash equivalents	608,772	(66,404)

Cash and cash equivalents, beginning of the period	929,220	1,033,840

Cash and cash equivalents, end of the period	$1,537,992	$967,436

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2011	2010
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest on non-recourse long-term debt paid directly to lenders by lessees	$8,275,719	$8,667,365
Transfer of leased equipment at cost to equipment held for sale	$8,195,419	$-

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2011
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

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"), which revises the manner in which companies present comprehensive income in their financial statements. The new guidance removes the current option to report other comprehensive income and its components in the statement of changes in equity and instead requires presentation in one continuous statement of comprehensive income or two separate but consecutive statements. The adoption of ASU 2011-05 becomes effective for the LLC's interim and annual periods beginning January 1, 2012. The LLC does not believe the adoption of this guidance will have a material impact on its consolidated financial statements, as it only requires a change in the format of presentation.

(2)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	June 30,	December 31,
	2011	2010

Minimum rents receivable	$18,724,499	$22,885,499
Unearned income	(3,434,358)	(4,922,679)

Net investment in finance leases	15,290,141	17,962,820

Less: Current portion of net investment in finance leases	6,079,371	5,582,987

Net investment in finance leases, less current portion	$9,210,770	$12,379,833

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

(3)	Leased Equipment at Cost and Equipment Held for Sale

Leased equipment at cost consisted of the following:

	June 30,	December 31,
	2011	2010

Aircraft	$48,453,180	$48,453,180
Marine vessel	-	40,285,787
Manufacturing, telecommunications and computer equipment	1,845,595	1,884,449
	50,298,775	90,623,416

Less: Accumulated depreciation	14,051,612	21,751,790

	$36,247,163	$68,871,626

Depreciation expense was $1,189,680 and $2,503,994 for the three and six months ended June 30, 2011, respectively.   Depreciation expense was $1,316,620 and $2,633,831 for the three and six months ended June 30, 2010, respectively.

Marine Vessel

As a result of negotiations to remarket certain vessels during the three months ended March 31, 2011, the Manager reviewed the LLC’s investment in ICON Samar, LLC (“ICON Samar”) and determined that the net book value of the vessel under lease, the Samar Spirit, exceeded the fair value.  As a result, during the three months ended March 31, 2011, the LLC recognized a non-cash impairment charge of approximately $11,279,000.  On June 24, 2011, the vessel was returned to the LLC and is now classified on the balance sheet as equipment held for sale. Subsequent to June 30, 2011, the Manager terminated efforts to remarket the Samar Spirit.  As a result, the Manager modified the exit strategy related to the investment in the vessel and the LLC recognized an additional non-cash impairment charge of approximately $10,635,000 during the three months ended June 30, 2011.

(4)	Investment in Unguaranteed Residual Values

On April 5, 2011, the LLC sold its remaining investment in unguaranteed residual values for the purchase price of $257,813.  There was no gain or loss recorded on the sale of the investment.

(5)	Revolving Line of Credit, Recourse

The LLC and certain entities managed by the Manager were party to a Commercial Loan Agreement, as amended (the “Prior Loan Agreement”), with California Bank & Trust (“CB&T”).  The Prior Loan Agreement was terminated effective May 10, 2011.

(6)	Derivative Financial Instruments

The LLC may enter into derivative transactions for purposes of hedging specific financial exposures, including changes in interest rates of its non-recourse long-term debt. The LLC enters into these instruments only for hedging underlying exposures. The LLC does not hold or issue derivative financial instruments for purposes other than hedging. Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though the LLC believes that these are effective economic hedges.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

(6)	Derivative Financial Instruments - continued

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

As of June 30, 2011, the LLC had four floating-to-fixed interest rate swaps relating to the financing of the three car and truck carrying vessels (“Wilhelmsen Vessels”) on bareboat charter to Wilhelmsen Lines Shipowning AS (“Wilhelmsen”) and the Samar Spirit, an Aframax product tanker, on lease to Teekay Corporation (“Teekay”), that were designated as cash flow hedges with an aggregate notional amount of approximately $15,882,409.  These interest rate swaps have maturity dates ranging from July 25, 2011 to September 23, 2013.

For these derivatives, the LLC reports the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently transferred into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the statement of operations as the impact of the hedged transaction. During the six months ended June 30, 2011, the LLC recorded no hedge ineffectiveness in earnings.  At June 30, 2011, total unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was approximately $861,000.

During the twelve months ending June 30, 2012, the LLC estimates that an additional $599,840 will be transferred from AOCI to interest expense.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

(6)	Derivative Financial Instruments – continued

The table below presents the fair value of the LLC’s derivative financial instruments and classification within the LLC’s consolidated balance sheets as of June 30, 2011 and December 31, 2010:

Derivatives designated as hedging instruments:	Liability Derivative
		June 30,	December 31,
		2011	2010
	Balance Sheet Location	Fair Value	Fair Value
Interest rate swaps	Interest rate swap contracts	$889,433	$1,279,541

The table below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statement of operations for the three and six months ended June 30, 2011:

Three Months Ended June 30, 2011
Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swaps	$(83,761)	Interest expense	$(231,298)	Gain (loss) on financial instruments	$-

Six Months Ended June 30, 2011
Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swaps	$(102,108)	Interest expense	$(496,097)	Gain (loss) on financial instruments	$-

The table below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statement of operations for the three and six months ended June 30, 2010:

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
June 30, 2011
(unaudited)

(6)	Derivative Financial Instruments – continued

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

As of June 30, 2011, the fair value of derivatives in a liability position was $889,433.  In the event that the LLC would be required to settle its obligations under the agreements as of June 30, 2011, the termination value would be $914,903.

(7)	Fair Value Measurements

Assets and liabilities carried at fair value are to be classified and disclosed in one of the following three categories:

•	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
•	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
•	Level 3: Pricing inputs that are generally unobservable and cannot be corroborated by market data.

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

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011:

	Level 1	Level 2	Level 3	Total
Liabilities:

Derivative liabilities	$-	$889,433	$-	$889,433

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

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

(7)	Fair Value Measurements - continued

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The LLC is required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets and liabilities using fair value measurements.  The LLC’s non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  The following table summarizes the carrying value of the LLC’s material non-financial assets and liabilities after valuation allowance using fair value measurement on a nonrecurring basis as of June 30, 2011:
	June 30, 2011
		Level 1	Level 2	Level 3	Total Impairment Loss
Equipment held for sale	$8,195,419	$-	$8,195,419	$-	$21,914,320
Other non-current assets, net	$754,592	$-	$754,592	$-	$400,076

Certain non-financial assets are valued based on readily observable market parameters and are classified within Level 2. As permitted by the accounting pronouncements, the LLC uses market prices and prices determined based on arm’s length negotiated transactions with a third party for fair value measurements of its non-financial assets.

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

	June 30, 2011
	Carrying Amount	Fair Value

Fixed rate non-recourse long-term debt	$24,406,301	$24,387,167

(8)	Accumulated Other Comprehensive Loss

AOCI includes accumulated unrealized losses on derivative financial instruments of $861,395 and $1,255,384 at June 30, 2011 and December 31, 2010, respectively.  Total comprehensive loss for the three and six months ended June 30, 2011 was $9,193,279 and $19,095,070, respectively.  Total comprehensive income for the three and six months ended June 30, 2010 was $2,204,906 and $4,042,398, respectively.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

(9)	Commitments and Contingencies

ICON Aircraft 128 LLC (“ICON 128”) is a party to a residual sharing agreement with Airfleet Credit Corporation (“Airfleet”) and HXO Leasing Limited.  Pursuant to the terms of this residual sharing agreement, all proceeds received in connection with the sale or lease extension of Airbus A340-313X aircraft (“Aircraft 128”) in excess of $4,250,000 of the loan balance associated with the aircraft will be allocated 55% to ICON 128 and 45% to Airfleet.  As of June 30, 2011, no liability has been accrued in connection with this agreement.

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

(10)	Subsequent Events

On July 13, 2011, ICON Aircraft 126, LLC (“ICON 126”), an entity owned 50% by the LLC, was notified that it was in default under the non-recourse loan related to the aircraft owned by ICON 126 because it had not made the final balloon payment of approximately $33 million that was due no later than July 5, 2011. The Manager is currently in negotiations to remarket the aircraft, which, if successful, would include a refinancing of the loan. The lender has agreed to extend the due date of the final payment to August 15, 2011 and, in acknowledgement of the remarketing efforts, has reserved, but has agreed not to exercise, its rights and remedies under the loan agreement during this extension period. Interest will continue to accrue during the extension period. The previous lease of the aircraft expired on June 30, 2011, but the aircraft has not yet been returned in accordance with the terms of the lease and the lessee will continue to pay rent on a day-to-day basis until such time as the aircraft is returned and accepted.  As of June 30, 2011, the carrying value of the aircraft owned by ICON 126 was approximately $35,100,000.

On July 13, 2011, ICON Samar refinanced its then-existing indebtedness with BNP Paribas (“BNP”) pursuant to the terms of a loan facility agreement in the amount of $2,500,000 (the “Loan”).  The proceeds of the Loan were used by ICON Samar to repay its then-existing debt facility with BNP.  The Loan is payable quarterly beginning on September 24, 2011 through September 24, 2012 and is secured by certain excess cash flows related to the Wilhelmsen Vessels which were pledged by the LLC as collateral for the Loan.  Interest accrues at a rate of London Interbank Offered Rate (“LIBOR”) plus 4% per year throughout the term of the Loan.

The LLC has a right to a portion of the profits, losses, and cash flows from a limited partnership interest (its “Interest”) in North Sea (Connecticut) Limited Partnership (“North Sea”), an entity that owns a 100% interest in a mobile offshore drilling rig (the “Rig”) that was subject to lease with Rowan Companies, Inc. (the “Charterer”).  In 2005, the Charterer notified the owner trustee of the rig that an “Event of Loss” occurred with respect to the Rig as a result of Hurricane Rita.  The charter provides that the Charterer will pay to the lender (and upon satisfaction of all of the debt outstanding, to the owner trustee on behalf of North Sea) an amount equal to the “Stipulated Loss Value” of the Rig as determined according to the terms of the charter.

On July 22, 2011, the owners of the Rig reached an agreement to settle all claims related to the dispute with the Charterer regarding, among other things, the value of the Rig and the amount of insurance the Charterer was required to maintain on the Rig.  In accordance with the terms of the settlement, the LLC received approximately $755,000, net of all legal fees and expenses.  As the amount that the LLC received was less than the LLC’s carrying value of the investment, the LLC recorded an impairment of approximately $400,000 as of June 30, 2011.

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2010:

Marine Vessel

As a result of negotiations to remarket certain vessels during the three months ended March 31, 2011, the Manager reviewed our investment in ICON Samar and determined that the net book value of the vessel under lease, the Samar Spirit, exceeded the fair value.  As a result, during the three months ended March 31, 2011, we recognized a non-cash impairment charge of approximately $11,279,000.  On June 24, 2011, the vessel was returned to us and is now classified on the balance sheet as equipment held for sale. Subsequent to June 30, 2011, the Manager terminated efforts to remarket the Samar Spirit.  As a result, the Manager modified the exit strategy related to the investment in the vessel and we recognized an additional non-cash impairment charge of approximately $10,635,000 during the three months ended June 30, 2011.

Investment in Unguaranteed Residual Values

On April 5, 2011, we sold our remaining investment in unguaranteed residual values for the purchase price of $257,813.

Debt Refinancing

On July 13, 2011, ICON Samar refinanced its then-existing indebtedness with BNP pursuant to the terms of the Loan.  The proceeds of the Loan were used by ICON Samar to repay its then-existing debt facility with BNP.  The Loan is payable quarterly beginning on September 24, 2011 through September 24, 2012 and is secured by certain excess cash flows related to the Wilhelmsen Vessels which were pledged by us as collateral for the Loan.  Interest accrues at a rate of LIBOR plus 4% per year throughout the term of the Loan.

Litigation Settlement

We had a right to a portion of the profits, losses, and cash flows from an Interest in North Sea, an entity that owns a 100% interest in a Rig that was subject to lease with the Charterer.  In 2005, the Charterer notified the owner trustee of the rig that an “Event of Loss” occurred with respect to the Rig as a result of Hurricane Rita.  The charter provides that the Charterer will pay to the lender (and upon satisfaction of all of the debt outstanding, to the owner trustee on behalf of North Sea) an amount equal to the “Stipulated Loss Value” of the rig as determined according to the terms of the charter.

On July 22, 2011, the owners of the Rig reached an agreement to settle all claims related to the dispute with the Charterer regarding, among other things, the value of the Rig and the amount of insurance the Charterer was required to maintain on the Rig.  The agreement provides for an approximately $27.5 million payment to the owners of the Rig in settlement of all claims of the parties and ends the uncertainty and cost associated with the matter, including the potential for protracted litigation notwithstanding the outcome of the case that was pending before the Supreme Court of Texas.  In accordance with the terms of the settlement, we received approximately $755,000, net of all legal fees and expenses.  As the amount that we received was less than our carrying value of the investment, we recorded an impairment of approximately $400,000 as of June 30, 2011.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a significant impact on our consolidated financial statements as of June 30, 2011. See Note 1 to our consolidated financial statements for a discussion of recent accounting pronouncements.

Results of Operations for the Three Months Ended June 30, 2011 (the “2011 Quarter”) and 2010 (the “2010 Quarter”)

Revenue for the 2011 Quarter and the 2010 Quarter is summarized as follows:

	Three Months Ended June 30,
	2011	2010	Change
Rental income	$3,108,258	$3,212,925	$(104,667)
Finance income	715,709	948,630	(232,921)
Income from investments in joint ventures	30,202	72,162	(41,960)
Interest and other income	22,603	89,796	(67,193)

Total revenue	$3,876,772	$4,323,513	$(446,741)

Total revenue for the 2011 Quarter decreased $446,741, or 10.3%, as compared to the 2010 Quarter.  The decrease in finance income was primarily due to the normal lifecycle of our bareboat charters with Wilhelmsen, which experience scheduled, declining revenue over the course of the bareboat charters. The decrease in rental income was primarily due to the June 24, 2011 termination of the bareboat charter of the Samar Spirit.

Expenses for the 2011 Quarter and the 2010 Quarter are summarized as follows:

	Three Months Ended June 30,
	2011	2010	Change
General and administrative	$149,655	$119,988	$29,667
Vessel operating expense	87,542	-	87,542
Interest	751,108	856,062	(104,954)
Depreciation and amortization	1,194,290	1,320,776	(126,486)
Impairment loss	11,034,993	-	11,034,993

Total expenses	$13,217,588	$2,296,826	$10,920,762

Total expenses for the 2011 Quarter increased $10,920,762, or 475.5%, as compared to the 2010 Quarter. The increase in total expenses was primarily due to the non-cash impairment charge recorded by ICON Samar and on the LLC’s Interest in North Sea.

Net (Loss) Income

As a result of the foregoing factors, net (loss) income for the 2011 Quarter and the 2010 Quarter was ($9,340,816) and $2,026,687, respectively. Net (loss) income per weighted average additional share of limited liability company interests outstanding for the 2011 Quarter and the 2010 Quarter was ($94.40) and $20.48, respectively.

Results of Operations for the Six Months Ended June 30, 2011 (the “2011 Period”) and 2010 (the “2010 Period”)

Revenue for the 2011 Period and the 2010 Period is summarized as follows:

	Six Months Ended June 30,
	2011	2010	Change
Rental income	$5,782,620	$6,433,419	$(650,799)
Finance income	1,488,321	1,953,265	(464,944)
Income from investments in joint ventures	67,908	99,420	(31,512)
Interest and other income	33,440	242,654	(209,214)

Total revenue	$7,372,289	$8,728,758	$(1,356,469)

Total revenue for the 2011 Period decreased $1,356,469, or 15.5%, as compared to the 2010 Period.  The decrease in rental income was primarily due to a change in revenue recorded by ICON 128 as well as the June 24, 2011 termination of the bareboat charter of the Samar Spirit.  The decrease in finance income was primarily due to the normal lifecycle of our bareboat charters with Wilhelmsen, which experience scheduled, declining revenue over the course of the bareboat charters. The decrease in interest and other income was primarily due to the sale of our unsecured claim and proceeds received on the administrative expense claim against Spansion LLC during the 2010 Period.

Expenses for the 2011 Period and the 2010 Period are summarized as follows:

	Six Months Ended June 30,
	2011	2010	Change
General and administrative	$351,765	$305,641	$46,124
Vessel operating expense	87,542	-	87,542
Interest	1,594,174	2,006,119	(411,945)
Depreciation and amortization	2,513,471	2,680,245	(166,774)
Impairment loss	22,314,396	-	22,314,396

Total expenses	$26,861,348	$4,992,005	$21,869,343

Total expenses for the 2011 Period increased $21,859,343, or 438.1%, as compared to the 2010 Period.  The increase in total expenses was primarily due to the non-cash impairment charge recorded by ICON Samar and on the LLC’s Interest in North Sea.  The increase was offset by a decrease in interest expense due to the declining principal balance of our non-recourse debt related to our lease with Cathay Pacific Airways Limited and our bareboat charters with Teekay and Wilhelmsen.

Net (Loss) Income

As a result of the foregoing factors, net (loss) income for the 2011 Period and the 2010 Period was ($19,489,059) and $3,736,753, respectively. Net (loss) income per weighted average additional share of limited liability company interests outstanding for the 2011 Period and the 2010 Period was ($196.97) and $37.77, respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2011 compared to December 31, 2010.

Total Assets

     Total assets decreased $26,115,995, from $90,617,773 at December 31, 2010 to $64,501,778 at June 30, 2011. The decrease was primarily due to impairment losses recorded with respect to certain leased equipment and other non-current assets, the continued depreciation of our leased equipment at cost and the continued collection of payments associated with our net investment in finance leases.

Current Assets

Current assets increased $10,326,622, from $6,512,207 at December 31, 2010 to $16,838,829 at June 30, 2011. This increase was primarily due to the classification of the Samar Spirit as equipment held for sale at June 30, 2011.

Total Liabilities

     Total liabilities decreased $6,111,447, from $49,590,606 at December 31, 2010 to $43,479,159 at June 30, 2011. The decrease was primarily due to the paydown of non-recourse debt in the ordinary course of business, a decrease in deferred revenue resulting from the timing of certain customer payments and a decrease in the liability position of our interest rate swap contracts.

Members’ Equity

Members’ equity decreased $20,004,548, from $41,027,167 at December 31, 2010 to $21,022,619 at June 30, 2011. The decrease was primarily due to the results of our operations and distributions paid to our members.

Liquidity and Capital Resources

At June 30, 2011 and December 31, 2010, we had cash and cash equivalents of $1,537,992 and $929,220, respectively. During our liquidation period, which we entered on May 1, 2008, our main sources of cash have been and will continue to be proceeds from sales of equipment as well as from collections of rentals on non-leveraged operating and direct finance leases, and our main use of cash has been and will continue to be distributions to our members.

Operating Activities

Sources of cash from operating activities decreased $107,373, from $1,360,040 in the 2010 Period to $1,252,667 in the 2011 Period. The activity remained relatively consistent in the 2011 Period as compared to the 2010 Period.

Investing Activities

Sources of cash from investing activities decreased $23,833, from $289,416 in the 2010 Period to $265,583 in the 2011 Period.  The activity remained relatively consistent in the 2011 Period as compared to the 2010 Period.

Financing Activities

Uses of cash in financing activities decreased $806,382, from $1,715,860 in the 2010 Period to $909,478 in the 2011 Period. The decrease was due to lower distributions being paid to our members during the 2011 Period as compared to the 2010 Period.

Financings and Borrowings

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at June 30, 2011 and December 31, 2010 of $40,288,710 and $47,174,188, respectively.  Our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the equipment and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee.   If the lessee were to default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt.  Our existing leases have funded, and we anticipate will continue to fund, these obligations.

At June 30, 2011, we had $16,838,829 of current assets and $34,814,159 of current liabilities, which results in a $17,975,330 working capital deficit. Of the $34,814,159 of current liabilities, $24,624,889 consisted of payments due on our non-recourse debt and $2,163,821 consisted of direct payments to a lender to be made by our lessee. These direct payments are for a debt that had no corresponding current assets due to the classification of these transactions as operating leases. Therefore, when considering our overall working capital, direct payments should be excluded. The exclusion of these payments yields a working capital deficit of $15,811,509 at June 30, 2011.  The primary reason for this deficit is a balloon payment of approximately $22,750,000 due in 2011 related to the non-recourse financing of Aircraft 128.  Our options related to this payment include, but are not limited to, entering into a new lease arrangement, which would include a refinancing of the debt.  Currently, we are actively remarketing the aircraft. Our Manager believes that the cash we currently have available, the cash being generated from our remaining leases, and the proceeds we expect to receive from equipment and asset sales will be sufficient to continue our operations into the foreseeable future. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ businesses that are beyond our control.

Distributions

We, at our Manager’s discretion, paid monthly distributions to each of our additional members beginning the first month after each such member was admitted through the end of our operating period, which was on April 30, 2008. During the liquidation period, we plan to make distributions in accordance with the terms of our LLC Agreement. We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets and our receipt of rental and other income from our investments. We paid distributions to additional members and our Manager of $900,386 and $9,092, respectively, during the 2011 Period.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2011, we had non-recourse debt obligations outstanding. The lender has a security interest in the equipment related to each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the equipment.  In such cases, the lender is being paid directly by the lessee. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt.  At June 30, 2011, our outstanding non-recourse debt obligations were $40,288,710.

Off-Balance Sheet Transactions

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2011, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Accounting and Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell or redeem any shares of limited liability company interests during the three months ended June 30, 2011.

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

10.6
Termination of Commercial Loan Agreement, by and among California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC, ICON Leasing Fund Twelve, LLC and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., dated as of May 10, 2011 (Incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed May 13, 2011).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting and Financial Officer.

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Principal Accounting and Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*
XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICON Income Fund Nine, LLC
(Registrant)

By: ICON Capital Corp.
      (Manager of the Registrant)

August 10, 2011

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Senior Vice President - Finance
(Principal Accounting and Financial Officer)

22