Form 10-Q
period 2011-09-30
ICON INCOME FUND NINE LLC
filed 2011-11-14
CIK 1157522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2011

or
[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-50217

ICON Income Fund Nine, LLC
(Exact name of registrant as specified in its charter)

Delaware	13-4183234
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

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
[  ] Yes   [X] No

Number of outstanding shares of limited liability company interests of the registrant on November 7, 2011 is 97,955.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets
	September 30,
	2011	December 31,
	(unaudited)	2010
Current assets:
Cash and cash equivalents	$6,707,520	$929,220
Current portion of net investment in finance leases	6,343,875	5,582,987

Total current assets	13,051,395	6,512,207

Non-current assets:
Net investment in finance leases, less current portion	7,522,093	12,379,833
Leased equipment at cost (less accumulated depreciation of
$14,946,119 and $21,751,790, respectively)	35,352,655	68,871,626
Investments in joint ventures	925,984	1,259,152
Investment in unguaranteed residual values	-	257,813
Other non-current assets, net	97,517	1,337,142

Total non-current assets	43,898,249	84,105,566

Total Assets	$56,949,644	$90,617,773

Liabilities and Members' Equity

Current liabilities:
Current portion of non-recourse long-term debt	$28,742,171	$36,374,188
Interest rate swap contracts	711,708	1,279,541
Deferred revenue	70,961	904,608
Accrued expenses and other current liabilities	395,112	232,269

Total current liabilities	29,919,952	38,790,606

Non-current liabilities:
Non-recourse long-term debt, less current portion	6,750,000	10,800,000

Total Liabilities	36,669,952	49,590,606

Commitments and contingencies (Note 10)

Members' Equity:
Additional Members	21,626,859	42,720,633
Manager	(651,146)	(438,082)
Accumulated other comprehensive loss	(696,021)	(1,255,384)

Total Members' Equity	20,279,692	41,027,167

Total Liabilities and Members' Equity	$56,949,644	$90,617,773

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Rental income	$2,380,408	$3,212,742	$8,163,028	$9,646,161
Finance income	656,326	888,661	2,144,647	2,841,926
(Loss) income from investments in joint ventures	(405,898)	52,833	(337,990)	152,253
Interest and other income (loss)	156	(1,376)	33,596	241,278

Total revenue	2,630,992	4,152,860	10,003,281	12,881,618

Expenses:
General and administrative	258,163	123,347	609,928	428,988
Vessel operating expense	1,125,193	-	1,212,735	-
Interest	801,951	1,135,706	2,396,125	3,141,825
Depreciation and amortization	898,832	1,320,956	3,412,303	4,001,201
Impairment loss	-	250,000	22,314,396	250,000

Total expenses	3,084,139	2,830,009	29,945,487	7,822,014

Net (loss) income	$(453,147)	$1,322,851	$(19,942,206)	$5,059,604

Net (loss) income allocable to:
Additional Members	$(448,616)	$1,309,622	$(19,742,785)	$5,009,007
Manager	(4,531)	13,229	(199,421)	50,597

	$(453,147)	$1,322,851	$(19,942,206)	$5,059,604

Weighted average number of additional shares
of limited liability company interests outstanding	97,955	97,955	97,955	97,955

Net (loss) income per weighted average additional share
of limited liability company interests outstanding	$(4.58)	$13.37	$(201.55)	$51.14

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Members' Equity

	Members' Equity
				Accumulated
	Additional Member	Additional		Other Comprehensive	Total Members'
	Shares	Members	Manager	Loss	Equity
Balance, December 31, 2010	97,955	$42,720,633	$(438,082)	$(1,255,384)	$41,027,167

Net loss	-	(10,046,761)	(101,482)	-	(10,148,243)
Change in valuation of interest rate swap contracts	-	-	-	246,452	246,452
Comprehensive loss					(9,901,791)
Cash distributions	-	(399,992)	(4,038)	-	(404,030)

Balance, March 31, 2011 (unaudited)	97,955	32,273,880	(543,602)	(1,008,932)	30,721,346

Net loss	-	(9,247,408)	(93,408)	-	(9,340,816)
Change in valuation of interest rate swap contracts	-	-	-	147,537	147,537
Comprehensive loss					(9,193,279)
Cash distributions	-	(500,394)	(5,054)	-	(505,448)

Balance, June 30, 2011 (unaudited)	97,955	22,526,078	(642,064)	(861,395)	21,022,619

Net loss	-	(448,616)	(4,531)	-	(453,147)
Change in valuation of interest rate swap contracts	-	-	-	165,374	165,374
Comprehensive loss					(287,773)
Cash distributions	-	(450,603)	(4,551)	-	(455,154)

Balance, September 30, 2011 (unaudited)	97,955	$21,626,859	$(651,146)	$(696,021)	$20,279,692

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(19,942,206)	$5,059,604
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(6,510,000)	(8,777,606)
Finance income	(2,144,647)	(2,841,926)
Loss (income) from investments in joint ventures	337,990	(152,253)
Net loss on sale of equipment and unguaranteed residual values	-	12,120
Depreciation and amortization	3,412,303	4,001,201
Interest expense on non-recourse financing paid directly to lenders by lessees	2,036,155	3,020,458
Interest expense from amortization of debt financing costs	200,103	121,037
Impairment loss	22,314,396	250,000
Changes in operating assets and liabilities:
Collection of finance leases	1,398,591	1,849,194
Other assets, net	(9,990)	3,620
Deferred revenue	(833,647)	(654,428)
Accrued expenses and other current liabilities	168,289	(28,628)
Distributions from joint ventures	-	120,597

Net cash provided by operating activities	427,337	1,982,990

Cash flows from investing activities:
Proceeds from sales of equipment	8,461,003	175,520
Distributions received from joint ventures in excess of profits	754,592	296,842

Net cash provided by investing activities	9,215,595	472,362

Cash flows from financing activities:
Cash distributions to members	(1,364,632)	(2,473,605)
Repayment of non-recourse long-term debt	(2,500,000)	-

Net cash used in financing activities	(3,864,632)	(2,473,605)

Net increase (decrease) in cash and cash equivalents	5,778,300	(18,253)

Cash and cash equivalents, beginning of the period	929,220	1,033,840

Cash and cash equivalents, end of the period	$6,707,520	$1,015,587

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2011	2010
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest on non-recourse long-term debt paid directly to lenders by lessees	$11,352,909	$13,900,431

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2011
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

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which revises the manner in which companies present comprehensive income in their financial statements. The new guidance removes the current option to report other comprehensive income and its components in the statement of changes in equity and instead requires presentation in one continuous statement of comprehensive income or two separate but consecutive statements. The adoption of ASU 2011-05 becomes effective for the LLC's interim and annual periods beginning January 1, 2012. The LLC does not believe the adoption of this guidance will have a material impact on its consolidated financial statements, as it only requires a change in the format of presentation.

(2)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	September 30,	December 31,
	2011	2010

Minimum rents receivable	$16,644,000	$22,885,499
Unearned income	(2,778,032)	(4,922,679)

Net investment in finance leases	13,865,968	17,962,820

Less: Current portion of net investment in finance leases	6,343,875	5,582,987

Net investment in finance leases, less current portion	$7,522,093	$12,379,833

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

(3)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	September 30,	December 31,
	2011	2010

Aircraft	$48,453,180	$48,453,180
Marine vessel	-	40,285,787
Manufacturing, telecommunications and computer equipment	1,845,594	1,884,449
	50,298,774	90,623,416

Less: Accumulated depreciation	14,946,119	21,751,790

	$35,352,655	$68,871,626

Depreciation expense was $894,507 and $3,398,501 for the three and nine months ended September 30, 2011, respectively.   Depreciation expense was $1,289,068 and $3,922,899 for the three and nine months ended September 30, 2010, respectively.

Aircraft

The LLC owns an aircraft that is subject to lease through November 2011.  The Manager is currently in negotiations to remarket the aircraft, which, if successful, would include a refinancing of the related non-recourse, third-party debt of approximately $22,750,000.  The Manager believes that the current negotiations are likely to result in a successful remarketing of the aircraft.  In the event that the current negotiations are not successful, the aircraft could be subject to a significant impairment charge.  As of September 30, 2011, the carrying value of the aircraft was approximately $35,000,000.

The aircraft is being remarketed as part of a multiple-aircraft transaction, which would include an additional aircraft owned by ICON Aircraft 126, LLC (“ICON 126”), an entity owned 50% by the LLC.  Should the remarketing not be successful, the aircraft owned by ICON 126 would also be subject to a significant impairment charge.  As of September 30, 2011, the carrying value of the LLC’s investment in ICON 126 was approximately $926,000.  See Note 4.

Marine Vessel

As a result of negotiations to remarket certain vessels, the Manager reviewed the LLC’s investment in ICON Samar, LLC (“ICON Samar”) and determined that the net book value of the vessel under lease, the Samar Spirit, exceeded the fair value.  As a result, during the six months ended June 30, 2011, the LLC recognized  non-cash impairment charges of approximately $21,914,000.  On June 24, 2011, the vessel was returned and classified as equipment held for sale. On August 19, 2011, the LLC sold the Samar Spirit for approximately $8,200,000 and on August 24, 2011, the LLC satisfied the remaining third-party debt of approximately $2,500,000.  No gain or loss was recorded as a result of this transaction.

(4)	Investments in Joint Ventures

On July 13, 2011, ICON 126 was notified that it was in default under the non-recourse loan related to the aircraft owned by ICON 126 because it had not made the final balloon payment of approximately $33 million that was due no later than July 5, 2011. The Manager is currently in negotiations to remarket the aircraft, which, if successful, would include a refinancing of the loan. The Manager is also seeking written confirmation from the lender extending the due date of the final payment and continuing to agree not to exercise its rights and remedies under the loan agreement. The aircraft lease expired on June 30, 2011, but the aircraft has not yet been returned in accordance with the terms of the lease.  As of September 30, 2011, the carrying value of the aircraft owned by ICON 126 was approximately $34,278,000.

(5)	Investment in Unguaranteed Residual Values

On April 5, 2011, the LLC sold its remaining investment in unguaranteed residual values for the purchase price of $257,813.  There was no gain or loss recorded on the sale of the investment.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

(6)	Revolving Line of Credit, Recourse

The LLC and certain entities managed by the Manager were party to a Commercial Loan Agreement, as amended (the “Prior Loan Agreement”), with California Bank & Trust (“CB&T”).  The Prior Loan Agreement was terminated effective May 10, 2011.

(7)	Derivative Financial Instruments

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

As of September 30, 2011, the LLC had three floating-to-fixed interest rate swaps relating to the financing of the three car and truck carrying vessels (“Wilhelmsen Vessels”) on bareboat charter to Wilhelmsen Lines Shipowning AS (“Wilhelmsen”) that were designated as cash flow hedges with an aggregate notional amount of approximately $12,150,000.  These interest rate swaps mature on September 23, 2013.

For these derivatives, the LLC reports the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently transferred into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the statement of operations as the impact of the hedged transaction. During the nine months ended September 30, 2011, the LLC recorded no hedge ineffectiveness in earnings.  At September 30, 2011, total unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was approximately $696,000.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

(7)	Derivative Financial Instruments – continued

During the twelve months ending September 30, 2012, the LLC estimates that an additional $507,536 will be transferred from AOCI to interest expense.

The table below presents the fair value of the LLC’s derivative financial instruments and classification within the LLC’s consolidated balance sheets as of September 30, 2011 and December 31, 2010:

Derivatives designated as hedging instruments:	Liability Derivative
		September 30,	December 31,
		2011	2010
	Balance Sheet Location	Fair Value	Fair Value
Interest rate swaps	Interest rate swap contracts	$711,708	$1,279,541

The table below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statement of operations for the three and nine months ended September 30, 2011:

Three Months Ended September 30, 2011
Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swaps	$(31,654)	Interest expense	$(197,028)	Gain (loss) on financial instruments	$-

Nine Months Ended September 30, 2011
Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swaps	$(133,762)	Interest expense	$(693,125)	Gain (loss) on financial instruments	$-

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

(7)	Derivative Financial Instruments – continued

The table below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statement of operations for the three and nine months ended September 30, 2010:

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

As of September 30, 2011, the fair value of derivatives in a liability position was $711,708.  In the event that the LLC would be required to settle its obligations under the agreements as of September 30, 2011, the termination value would be $732,647.

(8)	Fair Value Measurements

Assets and liabilities carried at fair value are to be classified and disclosed in one of the following three categories:

•	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
•	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
•	Level 3: Pricing inputs that are generally unobservable and cannot be corroborated by market data.

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

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

(8)	Fair Value Measurements – continued

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011:

	Level 1	Level 2	Level 3	Total
Liabilities:

Derivative liabilities	$-	$711,708	$-	$711,708

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

The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2010:

	September 30, 2010	Level 1	Level 2	Level 3	Total Impairment Loss
Unguaranteed residual values	$419,007	$-	$-	$419,007	$250,000

Certain non-financial assets are valued based on unobservable market parameters and are classified within Level 3. As permitted by the accounting pronouncements, the LLC uses market prices and prices determined based on arm’s length negotiated transactions with a third party for fair value measurements of its non-financial assets.

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
	September 30, 2011
	Carrying Amount	Fair Value

Fixed rate non-recourse long-term debt	$23,342,171	$23,111,590

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

(9)	Accumulated Other Comprehensive Loss

AOCI includes accumulated unrealized losses on derivative financial instruments of $696,021 and $1,255,384 at September 30, 2011 and December 31, 2010, respectively.  Total comprehensive loss for the three and nine months ended September 30, 2011 was $287,773 and $19,382,843, respectively.  Total comprehensive income for the three and nine months ended September 30, 2010 was $1,475,089 and $5,517,487, respectively.

(10)	Commitments and Contingencies

ICON Aircraft 128 LLC (“ICON 128”) is a party to a residual sharing agreement with Airfleet Credit Corporation (“Airfleet”) and HXO Leasing Limited.  Pursuant to the terms of this residual sharing agreement, all proceeds received in connection with the sale or lease extension of Airbus A340-313X aircraft (“Aircraft 128”) in excess of $4,250,000 of the loan balance associated with the aircraft will be allocated 55% to ICON 128 and 45% to Airfleet.  As of September 30, 2011, no liability has been accrued in connection with this agreement.

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

The LLC has a right to a portion of the profits, losses, and cash flows from a limited partnership interest (its “Interest”) in North Sea (Connecticut) Limited Partnership (“North Sea”), an entity that owns a 100% interest in a mobile offshore drilling rig (the “Rig”) that was subject to lease with Rowan Companies, Inc. (the “Charterer”).  On July 22, 2011, the owners of the Rig reached an agreement to settle all claims related to a dispute with the Charterer regarding, among other things, the value of the Rig and the amount of insurance the Charterer was required to maintain on the Rig.  In accordance with the terms of the settlement, the LLC received approximately $755,000, net of all legal fees and expenses.  As the amount that the LLC received was less than the LLC’s carrying value of the investment, the LLC recorded an impairment of approximately $400,000 as of June 30, 2011.

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2010:

Marine Vessel

As a result of negotiations to remarket certain vessels, our Manager reviewed our investment in ICON Samar and determined that the net book value of the vessel under charter, the Samar Spirit, exceeded the fair value.  As a result, during the six months ended June 30, 2011, we recognized non-cash impairment charges of approximately $21,914,000.  On June 24, 2011, the vessel was returned to us and was classified on the balance sheet as equipment held for sale. On August 19, 2011, we sold the Samar Spirit for approximately $8,200,000 and on August 24, 2011, we satisfied the remaining third-party debt of approximately $2,500,000.  No gain or loss was recorded as a result of this transaction.

Investment in Unguaranteed Residual Values

On April 5, 2011, we sold our remaining investment in unguaranteed residual values for the purchase price of $257,813.

Litigation Settlement

We have a right to a portion of the profits, losses, and cash flows from our interest in an entity, North Sea,  that owns a 100% interest in an oil rig that was previously subject to lease.

On July 22, 2011, the owners of the rig reached an agreement to settle all claims related to the dispute with the charterer regarding, among other things, the value of the rig and the amount of insurance the charterer was required to maintain on the rig.  The agreement provided for an approximately $27.5 million payment to the owners of the rig in settlement of all claims of the parties and ended the uncertainty and cost associated with the matter, including the potential for protracted litigation notwithstanding the outcome of the case that was pending before the Supreme Court of Texas.  In accordance with the terms of the settlement, we received approximately $755,000, net of all legal fees and expenses.  As the amount that we received was less than our carrying value of the investment, we recorded an impairment of approximately $400,000 as of June 30, 2011.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a significant impact on our consolidated financial statements as of September 30, 2011. See Note 1 to our consolidated financial statements for a discussion of recent accounting pronouncements.

Results of Operations for the Three Months Ended September 30, 2011 (the “2011 Quarter”) and 2010 (the “2010 Quarter”)

Revenue for the 2011 Quarter and the 2010 Quarter is summarized as follows:

	Three Months Ended September 30,
	2011	2010	Change
Rental income	$2,380,408	$3,212,742	$(832,334)
Finance income	656,326	888,661	(232,335)
(Loss) income from investments in joint ventures	(405,898)	52,833	(458,731)
Interest and other income (loss)	156	(1,376)	1,532

Total revenue	$2,630,992	$4,152,860	$(1,521,868)

Total revenue for the 2011 Quarter decreased $1,521,868, or 36.6%, as compared to the 2010 Quarter.  The decrease in rental income was primarily due to the June 24, 2011 termination of the Samar Spirit bareboat charter.  The loss from investments in joint ventures was due to the operating results of ICON 126.  The decrease in finance income was primarily due to the normal lifecycle of our bareboat charters with Wilhelmsen, which experience scheduled, declining revenue over the course of the bareboat charters.

Expenses for the 2011 Quarter and the 2010 Quarter are summarized as follows:

	Three Months Ended September 30,
	2011	2010	Change
General and administrative	$258,163	$123,347	$134,816
Vessel operating expense	1,125,193	-	1,125,193
Interest	801,951	1,135,706	(333,755)
Depreciation and amortization	898,832	1,320,956	(422,124)
Impairment loss	-	250,000	(250,000)

Total expenses	$3,084,139	$2,830,009	$254,130

Total expenses for the 2011 Quarter increased $254,130, or 9.0%, as compared to the 2010 Quarter. The increase in total expenses was primarily due to the increase in vessel operating expense, which resulted from our operation of the Samar Spirit between the time it came off bareboat charter until its sale.  This increase was offset by a decrease in depreciation expense resulting from the sale of the Samar Spirit and a decrease in interest expense resulting from the declining principal balance of our non-recourse debt.

Net (Loss) Income

As a result of the foregoing factors, net (loss) income for the 2011 Quarter and the 2010 Quarter was ($453,147) and $1,322,851, respectively. Net (loss) income per weighted average additional share of limited liability company interests outstanding for the 2011 Quarter and the 2010 Quarter was ($4.58) and $13.37, respectively.

Results of Operations for the Nine Months Ended September 30, 2011 (the “2011 Period”) and 2010 (the “2010 Period”)

Revenue for the 2011 Period and the 2010 Period is summarized as follows:

	Nine Months Ended September 30,
	2011	2010	Change
Rental income	$8,163,028	$9,646,161	$(1,483,133)
Finance income	2,144,647	2,841,926	(697,279)
(Loss) income from investments in joint ventures	(337,990)	152,253	(490,243)
Interest and other income	33,596	241,278	(207,682)

Total revenue	$10,003,281	$12,881,618	$(2,878,337)

Total revenue for the 2011 Period decreased $2,878,337, or 22.3%, as compared to the 2010 Period.  The decrease in rental income was primarily due to the June 24, 2011 termination of the Samar Spirit bareboat charter.  The decrease in finance income was primarily due to the normal lifecycle of our bareboat charters with Wilhelmsen, which experience scheduled, declining revenue over the course of the bareboat charters. The loss from investments in joint ventures was due to the operating results of ICON 126.  The decrease in interest and other income was primarily due to the sale of our unsecured claim and proceeds received on the administrative expense claim against Spansion LLC during the 2010 Period.

Expenses for the 2011 Period and the 2010 Period are summarized as follows:

	Nine Months Ended September 30,
	2011	2010	Change
General and administrative	$609,928	$428,988	$180,940
Vessel operating expense	1,212,735	-	1,212,735
Interest	2,396,125	3,141,825	(745,700)
Depreciation and amortization	3,412,303	4,001,201	(588,898)
Impairment loss	22,314,396	250,000	22,064,396

Total expenses	$29,945,487	$7,822,014	$22,123,473

Total expenses for the 2011 Period increased $22,123,473, or 282.8%, as compared to the 2010 Period.  The increase in total expenses was primarily due to the non-cash impairment charge recorded by ICON Samar and on our interest in North Sea.  The increase in vessel operating expense resulted from our operation of the Samar Spirit between June 24, 2011 and August 19, 2011.

Net (Loss) Income

As a result of the foregoing factors, net (loss) income for the 2011 Period and the 2010 Period was ($19,942,206) and $5,059,604, respectively. Net (loss) income per weighted average additional share of limited liability company interests outstanding for the 2011 Period and the 2010 Period was ($201.55) and $51.14, respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2011 compared to December 31, 2010.

Total Assets

     Total assets decreased $33,668,129, from $90,617,773 at December 31, 2010 to $56,949,644 at September 30, 2011. The decrease was primarily due to impairment losses recorded with respect to certain leased equipment and other non-current assets, the continued depreciation of our leased equipment at cost and the continued collection of payments associated with our net investment in finance leases.

Current Assets

Current assets increased $6,539,188, from $6,512,207 at December 31, 2010 to $13,051,395 at September 30, 2011. This increase was primarily due to proceeds from the sale of the Samar Spirit and the North Sea litigation settlement.

Total Liabilities

     Total liabilities decreased $12,920,654, from $49,590,606 at December 31, 2010 to $36,669,952 at September 30, 2011. The decrease was primarily due to the paydown of non-recourse debt in the ordinary course of business, a decrease in deferred revenue resulting from the timing of certain customer payments and a decrease in the liability position of our interest rate swap contracts.

Members’ Equity

Members’ equity decreased $20,747,475, from $41,027,167 at December 31, 2010 to $20,279,692 at September 30, 2011. The decrease was primarily due to the results of our operations and distributions paid to our members.

Liquidity and Capital Resources

At September 30, 2011 and December 31, 2010, we had cash and cash equivalents of $6,707,520 and $929,220, respectively. During our liquidation period, which we entered on May 1, 2008, our main sources of cash have been and will continue to be proceeds from sales of equipment as well as from collections of rentals on non-leveraged operating and direct finance leases, and our main use of cash has been and will continue to be distributions to our members.

Operating Activities

Sources of cash from operating activities decreased $1,555,653, from $1,982,990 in the 2010 Period to $427,337 in the 2011 Period. The decrease is a result of reduced collection of finance leases and the vessel operating expense incurred related to the Samar Spirit.

Investing Activities

Sources of cash from investing activities increased $8,743,233, from $472,362 in the 2010 Period to $9,215,595 in the 2011 Period.  The increase was due to proceeds from the sale of the Samar Spirit and the North Sea litigation settlement during the 2011 Period as compared to the 2010 Period.

Financing Activities

Uses of cash in financing activities increased $1,391,027, from $2,473,605 in the 2010 Period to $3,864,632 in the 2011 Period. The increase was due to the repayment of non-recourse debt related to ICON Samar during the 2011 Period offset by lower distributions being paid to our members during the 2011 Period as compared to the 2010 Period.

Financings and Borrowings

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at September 30, 2011 and December 31, 2010 of $35,492,171 and $47,174,188, respectively.  Our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the equipment and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee.   If the lessee were to default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt.  Our existing leases have funded, and we anticipate will continue to fund, these obligations.

At September 30, 2011, we had $13,051,395 of current assets and $29,919,952 of current liabilities, which results in a $16,868,557 working capital deficit. Of the $29,919,952 of current liabilities, $22,620,873 consisted of payments due on our non-recourse debt and $721,298 consisted of direct payments to a lender to be made by our lessee. These direct payments are for a debt that had no corresponding current assets due to the classification of these transactions as operating leases. Therefore, when considering our overall working capital, direct payments should be excluded. The exclusion of these payments yields a working capital deficit of $16,147,259 at September 30, 2011.  The primary reason for this deficit is a balloon payment of approximately $22,750,000 due in 2011 related to the non-recourse financing of Aircraft 128.  Our options related to this payment include, but are not limited to, entering into a new lease arrangement, which would include a refinancing of the debt.  Currently, we are actively remarketing the aircraft. Our Manager believes that the cash we currently have available, the cash being generated from our remaining leases, and the proceeds we expect to receive from equipment and asset sales will be sufficient to continue our operations into the foreseeable future. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ businesses that are beyond our control.  Effective May 10, 2011, we terminated the Prior Loan Agreement and no longer have a revolving line of credit.

Distributions

We, at our Manager’s discretion, paid monthly distributions to each of our additional members beginning the first month after each such member was admitted through the end of our operating period, which was on April 30, 2008. During the liquidation period, we plan to make distributions in accordance with the terms of our LLC Agreement. We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets and our receipt of rental and other income from our investments. We paid distributions to additional members and our Manager of $1,350,989 and $13,643, respectively, during the 2011 Period.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2011, we had non-recourse debt obligations outstanding. The lender has a security interest in the equipment related to each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the equipment.  In such cases, the lender is being paid directly by the lessee. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt.  At September 30, 2011, our outstanding non-recourse debt obligations were $35,492,171.

Off-Balance Sheet Transactions

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2011, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Accounting and Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell or redeem any shares of limited liability company interests during the three months ended September 30, 2011.

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

November 14, 2011

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Senior Vice President - Finance
(Principal Accounting and Financial Officer)

22