Form 10-K
period 2011-12-31
ICON INCOME FUND NINE LLC
filed 2012-03-29
CIK 1157522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 000-50217

ICON Income Fund Nine, LLC
 (Exact name of registrant as specified in its charter)

Delaware	13-4183234
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Ave, 36th Floor New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

Number of outstanding shares of limited liability company interests of the registrant on March 16, 2012 is 97,955.

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

We are currently in our liquidation period. We offered shares of limited liability company interests (“Shares”) with the intent to raise up to $100,000,000 of capital. We commenced business operations on our initial closing date, December 18, 2001, when we issued 1,250 Shares, representing $1,249,910 of capital contributions.  Between December 19, 2001 and April 30, 2003, our final closing date, we sold an additional 98,416 Shares representing $98,403,564 of capital contributions, bringing the total number of Shares sold and capital contributions to 99,666 and $99,653,474, respectively.  Through December 31, 2011, we redeemed 1,711 Shares, bringing the total number of outstanding Shares to 97,955.

Our Business

We operate as an equipment leasing program in which the capital our members invested was pooled together to make investments, pay fees and establish a small reserve. We primarily acquired equipment subject to lease, purchased equipment and leased it to third-party end users or financed equipment for third parties, provided equipment and other financing and, to a lesser degree, acquired ownership rights to leased equipment at lease expiration. Some of our equipment leases were acquired for cash and provide current cash flow, which we refer to as “income” leases. For the other equipment leases, we financed the majority of the purchase price through borrowings from third parties. We refer to these leases as “growth” leases. These growth leases generate little or no current cash flow because substantially all of the rental payments received from the lessees are used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipated that the future value of the leased equipment would exceed our cash portion of the purchase price.

We divide the life of the program into three distinct phases:

(1) Offering Period: We invested most of the net proceeds from the sale of Shares in equipment leases and other financing transactions.

(2) Operating Period: After the close of the offering period, we reinvested the cash generated from our investments to the extent that cash was not needed for our expenses, reserves and distributions to members. Our operating period ended on April 30, 2008.

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

At December 31, 2011 and 2010, we had total assets of $49,054,675 and $90,617,773, respectively.  For the year ended December 31, 2011, three lessees accounted for approximately 92% of our total rental and finance income of $12,032,029. We had a net loss for the year ended December 31, 2011 of $20,978,086. For the year ended December 31, 2010, three lessees accounted for approximately 98% of our total rental and finance income of $16,526,980.  We had net income for the year ended December 31, 2010 of $6,757,659.  For the year ended December 31, 2009, three lessees accounted for approximately 95% of our total rental and finance income of $18,162,892.  We had net income for the year ended December 31, 2009 of $6,700,146.

At December 31, 2011, our portfolio, which we hold either directly or through joint ventures, consisted primarily of the following investments:

Air Transportation Equipment

•
A 100% ownership in one Airbus A340-313X aircraft (“Aircraft 128”) and a 50% ownership interest in a second Airbus A340-313X aircraft (“Aircraft 126”). During 2011, both aircraft were remarketed and are currently subject to six-year leases with Aerolineas Argentinas. Both leases commenced subsequent to December 31, 2011 and will expire between January and February of 2018.

Marine Vessels

•	Three car and truck carrying vessels (“Wilhelmsen Vessels”) on bareboat charters to Wilhelmsen Lines Shipowning AS (“Wilhelmsen”) that are scheduled to expire on December 22, 2013.

Ground Transportation Equipment

•
Forty-seven Great Dane Trailers with Carrier Ultra Refrigeration Units, which are subject to lease with a wholly-owned subsidiary of Frozen Foods Express Industries, Inc.  The base term of the lease expired in April 2010 and the lease continues on a month-to-month basis.

For a discussion of the significant transactions that we engaged in during the years ended December 31, 2011, 2010 and 2009, please refer to “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segment Information

We are engaged in one business segment, the business of purchasing equipment and leasing it to third-party end users, providing equipment and other financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.

Competition

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. When we made our investments, we competed, and as we seek to liquidate our portfolio we compete, with a variety of competitors, including other equipment leasing and finance funds, hedge funds, private equity funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Our competitors may have been and/or may be in a position to offer equipment to prospective customers on financial terms that were or are more favorable than those that we could offer or that we can offer in liquidating our portfolio, which may have affected our ability to make investments and may affect our ability to liquidate our portfolio, in each case, in a manner that would enable us to achieve our investment objectives.  For additional information about our competition and other risks related to our operations, please see “Item 1A. Risk Factors.”

Employees

We have no direct employees.  Our Manager has full and exclusive control over our management and operations.

Available Information

Our Annual Report on Form 10-K, our most recent Quarterly Reports on Form 10-Q and any amendments to those reports and our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our Manager’s internet website at http://www.iconinvestments.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). The information contained on our Manager’s website is not deemed part of this Annual Report on Form 10-K. Our reports are also available on the SEC’s website at http://www.sec.gov.

Financial Information Regarding Geographic Areas

Our finance leases and operating leases generate revenues in geographic areas outside of the United States. For additional information, see Note 14 to our consolidated financial statements.

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

The portion of total distributions that is a return of capital and the portion that is economic return will depend upon a number of factors that cannot be determined until all of our investments have been sold or otherwise matured. At that time, you will be able to compare the total amount of all cash distributions you received to your total capital invested in order to determine your economic return.

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

The decisions of our Manager may be subject to various conflicts of interest arising out of its relationship to us and our affiliates. Our Manager could be confronted with decisions in which it will, directly or indirectly, have an economic incentive to place its respective interests or the interests of our affiliates above ours. As of December 31, 2011, our Manager is managing six other public equipment leasing and finance funds. See “Item 13.  Certain Relationships and Related Transactions, and Director Independence.”  These conflicts may include, but are not limited to:

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

Our Manager’s officers and employees manage other businesses and will not devote their time exclusively to managing us and our business and we may face additional competition for time and capital because neither our Manager nor its affiliates are prohibited from raising money for or managing other entities that pursue the same types of investments that we target.

We do not employ our own full-time officers, managers or employees. Instead, our Manager supervises and controls our business affairs. Our Manager’s officers and employees are also officers and employees of our Manager and its affiliates. In addition to sponsoring and managing us and other equipment funds, our Manager’s and its affiliates’ current business plan entails sponsoring, managing and/or distributing other investment products, including, but not limited to, oil and gas funds, business development companies and real estate investment trusts.

As a result, the time and resources that our Manager’s and its affiliates’ officers and employees devote to us may be diverted and during times of intense activity in other investment products that our Manager and its affiliates manage, sponsor or distribute, such officers and employees may devote less time and resources to our business than would be the case if we had separate officers and employees. In addition, we may compete with any such investment entities for the same investors and investment opportunities.

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

We rely on our systems, certain affiliates' employees, and certain third party vendors and service providers in conducting our operations, and certain failures, including internal or external fraud, operational errors, systems malfunctions, or cybersecurity incidents, could materially adversely affect our operations.

We are exposed to many types of operational risk, including the risk of fraud by certain affiliates' employees and outsiders, clerical and recordkeeping errors, and computer or telecommunications systems malfunctions. If any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. We are similarly dependent on the employees of certain of our affiliates. We could be materially adversely affected if one of such employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. Third parties with which we do business could also be sources of operational risk to us, including relating to break-downs or failures of such parties’ own systems or employees. Any of these occurrences could result in a diminished ability for us to operate one or more of our businesses, or cause financial loss, potential liability, inability to secure insurance, reputational damage and regulatory intervention, which could materially adversely affect us.

We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses or electrical or telecommunications outages, natural or man-made disasters, such as earthquakes, hurricanes, floods, or tornados, disease pandemics, or events arising from local or regional politics, including terrorist acts. Such disruptions may give rise to loss or liability to us. In addition, there is the risk that our controls and procedures as well as business continuity and data security systems prove to be inadequate. The computer systems and network systems we use could be vulnerable to unforeseen problems. These problems may arise in both our internally developed systems and the systems of third-party service providers. In addition, our computer systems and network infrastructure present security risks, and could be susceptible to hacking or identity theft. Any such failure could affect our operations and could materially adversely affect our results of operations by requiring us to expend significant resources to correct the defect, as well as by exposing us to litigation or losses not covered by insurance. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and customers.

Information security risks for financial institutions have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financing transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. Our businesses rely on our digital technologies, computer and email systems, software, and networks to conduct their operations. Although we believe we have robust information security procedures and controls, our technologies, systems and networks may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our confidential, proprietary and other information, or otherwise disrupt our business operations, which could materially adversely affect us.

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

Not Applicable.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for the Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Our Shares are not publicly traded and there is no established public trading market for our Shares. It is unlikely that any such market will develop.

Number of Members
Title of Class	as of March 16, 2012
Manager (as a member)	1
Additional members	3,299

We, at our Manager’s discretion, paid monthly distributions to each of our members beginning the first month after each such member was admitted to the LLC through the end of our operating period, which was on April 30, 2008.  We paid distributions to additional members totaling $7,096,896, $3,424,344 and $2,899,453 for the years ended December 31, 2011, 2010 and 2009, respectively. Additionally, our Manager was paid distributions of $71,686, $34,589 and $29,285 for the years ended December 31, 2011, 2010 and 2009, respectively. See “Item 7. Manager’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to have participated in the offering and sale of Shares pursuant to the offering or to participate in any future offering of our Shares, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our members a per Share estimated value of our Shares, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Manager prepares statements of our estimated Share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Shares.  For these purposes, the estimated value of our Shares is deemed to be $165.35 per Share as of December 31, 2011.  This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose.  Because this is only an estimate, we may subsequently revise this valuation.

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

As noted above, the foregoing valuation was performed solely for the ERISA and FINRA purposes described above and was based solely on our Manager’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation and should not be viewed as an accurate reflection of the value of our Shares or our assets. Except for independent third-party appraisals of certain assets, no independent valuation was sought. In addition, as stated above, as there is no significant public trading market for our Shares at this time and none is expected to develop, there can be no assurance that members could receive $165.35 per Share if such a market did exist and they sold their Shares or that they will be able to receive such amount for their Shares in the future. Furthermore, there can be no assurance:

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

The redemption price we offer in our redemption plan utilizes a different methodology than that which we use to determine the current value of our Shares for the ERISA and FINRA purposes described above and, therefore, the $165.35 per Share does not reflect the amount that a member would currently receive under our redemption plan.  In addition, there can be no assurance that you will be able to redeem your Shares under our redemption plan.

Item 6. Selected Financial Data

The selected financial data should be read in conjunction with the consolidated financial statements and related notes included in “Item 8. Consolidated Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2011	2010	2009	2008	2007
Total revenue (a)	$10,813,129	$17,053,113	$18,837,809	$20,158,872	$23,460,086
Net income (loss) attributable to Fund Nine	$(20,978,086)	$6,757,659	$6,700,146	$1,047,818	$7,940,018
Net income (loss) attributable to Fund Nine
allocable to additional members	$(20,768,305)	$6,690,082	$6,633,145	$1,037,340	$7,860,618
Net income (loss) attributable to Fund Nine
allocable to the Manager	$(209,781)	$67,577	$67,001	$10,478	$79,400

Weighted average number of additional shares
of limited liability company interests outstanding	97,955	97,955	97,955	97,955	98,052
Net income (loss) attributable to Fund Nine per weighted average
additional share of limited liability company interests	$(212.02)	$68.30	$67.72	$10.59	$80.17

Distributions to additional members	$7,096,896	$3,424,344	$2,899,453	$7,678,004	$8,825,274
Distributions per weighted average additional share
of limited liability company interests	$72.45	$34.96	$29.60	$78.38	$90.01
Distributions to the Manager	$71,686	$34,589	$29,285	$77,556	$89,144

	December 31,
	2011	2010	2009	2008	2007
Total assets (a)	$49,054,675	$90,617,773	$102,900,677	$114,231,144	$139,570,167
Notes payable	$33,679,720	$47,174,188	$62,437,098	$77,448,699	$96,122,281
Members' equity	$13,602,563	$41,027,167	$36,962,094	$31,783,252	$39,909,465

(a)	The decline in revenue and total assets is due to the winding down of our operations commencing with the beginning of our liquidation period on May 1, 2008. During our liquidation period, we are selling and will continue to sell our assets in the ordinary course of business. As we sell our assets, both rental income and finance income will continue to decrease over time.

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

Current Business Outlook

Recent trends indicate that domestic and global equipment financing volume is correlated to overall business investments in equipment, which are typically impacted by general economic conditions. As the economy slows or builds momentum, the demand for productive equipment generally slows or builds and equipment financing volume generally decreases or increases, depending on a number of factors.  These factors include the availability of liquidity to provide equipment financing and/or provide it on terms satisfactory to borrowers, lessees, and other counterparties, as well as the desire to upgrade equipment and/or expand operations during times of growth, but also in times of recession in order to, among other things, seize the opportunity to obtain competitive advantage over distressed competitors and/or increase business as the economy recovers.

While our Manager believes the U.S. economy is likely to continue its recovery, our Manager believes this recovery will maintain its gradual progression. Further, this recovery will likely face certain headwinds as we move through 2012, due to factors such as the rate of employment expansion, election-year uncertainty, and the European sovereign debt crisis.

Lease and Other Significant Transactions

We engaged in the following significant transactions during the years ended December 31, 2011, 2010 and 2009:

Aircraft

During 2011, we entered into a lease agreement with Aerolineas Argentinas (“AA”) for Aircraft 128, which is owned 100% by the LLC.  At the same time, the joint venture that owns Aircraft 126, in which we have a 50% ownership interest, also entered into a lease agreement with AA.   The previous lease of Aircraft 126 expired on June 30, 2011 and Aircraft 126 was delivered to AA on January 3, 2012, at which time a new six-year lease commenced.  The previous lease of Aircraft 128 expired on November 30, 2011 and Aircraft 128 was delivered to AA on February 16, 2012, at which time a new six year lease commenced.

We and the joint venture had outstanding, non-recourse debt balances related to the respective aircraft.  At the expiration of each aircraft’s previous lease, a balloon payment was due equal to the then-outstanding debt balance. We and the joint venture did not make these balloon payments as both aircraft were still being readied for delivery to AA, following which, the loans were expected to be refinanced. During this time, each respective lender agreed not to exercise any of its rights under the loan agreements. The debt continues to accrue interest, which will be added to the outstanding principal balance of the debt until such time as the debt is refinanced.  The Manager is currently in negotiations with the lenders to refinance the debt. While there can be no assurances that the refinancing will be successful, the Manager believes that the completion of the refinancing is probable. Should the negotiations with the current lender be unsuccessful, the Manager’s options include selling the aircraft or returning the aircraft to the lender in full satisfaction of the debt.

Manufacturing and Other Investments

We owned manufacturing equipment previously on lease to Spansion, LLC. On March 1, 2009, Spansion filed a petition for reorganization under Chapter 11 in United States Bankruptcy Court.  On March 12, 2009, of our three leases, Spansion rejected two and affirmed one.  On June 3, 2009, Spansion returned the equipment subject to the rejected leases.  Based on our Manager’s assessment of the equipment and knowledge of the market for such equipment, we recorded an impairment charge of approximately $164,000 for the year ended December 31, 2009. In July 2009, the equipment subject to the affirmed lease was sold for approximately $585,000 and we recognized a gain on sale of the equipment and lease termination of approximately $432,000. In March 2010, the equipment subject to the rejected leases was sold for approximately $140,000 and we recognized a loss on sale of the equipment of approximately $1,000. On February 22, 2010, the U.S. Bankruptcy Court approved a stipulation between us and Spansion allowing our administrative expense claim in the amount of approximately $90,000 and unsecured claim in the amount of approximately $269,000.  On March 22, 2010, we sold our unsecured claim to a third party for approximately $161,000 and on May 24, 2010, we received a payment of approximately $90,000 related to the administrative expense claim.  Both amounts were recorded as other income.

Each Spansion lease had a related residual interest sharing agreement with a third-party that was triggered when a minimum return on investment was attained by us. For the years ended December 31, 2011, 2010 and 2009, approximately $0, $49,000 and $350,000, respectively, was distributed to the third party in accordance with the residual interest sharing agreements.

We, along with ICON Income Fund Ten, LLC (“Fund Ten”) and ICON Leasing Fund Eleven, LLC (“Fund Eleven”), own ICON Global Crossing II, LLC (“Global Crossing II”), with ownership interests of approximately 14.40%, 72.34% and 13.26%, respectively.  On October 29, 2010, Global Crossing II sold all equipment under lease to Global Crossing Telecommunications for approximately $3,298,000 and our share of the gain of approximately $93,000 was included in income from investments in joint ventures.

Marine Vessel

As a result of negotiations to remarket certain vessels in 2011, our Manager reviewed our investment in ICON Samar LLC and determined that the net book value of the vessel under charter, the Samar Spirit, exceeded the fair value.  As a result, we recognized impairment charges of approximately $21,914,000 during the year ended December 31, 2011.  On August 19, 2011, we sold the Samar Spirit for approximately $8,200,000 and on August 24, 2011, we satisfied the remaining third-party debt of approximately $2,500,000.  No gain or loss was recorded as a result of this transaction.

Investment in Unguaranteed Residual Values

On April 5, 2011, we sold our remaining investment in unguaranteed residual values for $257,813.

Litigation Settlement

We have a right to a portion of the profits, losses, and cash flows from our interest in an entity, North Sea, that owned a 100% interest in an oil rig that was previously subject to lease. On July 22, 2011, the owners of the rig reached an agreement to settle all claims related to the dispute with the charterer regarding, among other things, the value of the rig and the amount of insurance the charterer was required to maintain on the rig.  The agreement provided for an approximately $27.5 million payment to the owners of the rig in settlement of all claims of the parties and ended the uncertainty and cost associated with the matter, including the potential for protracted litigation notwithstanding the outcome of the case that was pending before the Supreme Court of Texas.  In accordance with the terms of the settlement, we received approximately $755,000, net of all legal fees and expenses from our 2.8% interest in North Sea.  As the amount that we received was less than our carrying value of the investment, we recorded an impairment charge of approximately $400,000.

Recently Adopted Accounting Pronouncements

See Note 2 to the consolidated financial statements.

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

Lease Classification and Revenue Recognition

Each equipment lease we entered into is classified as either a finance lease or an operating lease, based upon the terms of each lease. For a finance lease, the initial direct costs were capitalized and amortized over the lease term.  For an operating lease, the initial direct costs were included as a component of the cost of the equipment and depreciated over the lease term.

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

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected. The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred income or other current assets.

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

Depreciation

We record depreciation expense on equipment when the lease is classified as an operating lease.  In order to calculate depreciation, we first determined the depreciable base, which is the equipment cost less the estimated residual value at lease termination.  Depreciation expense is recorded on the straight-line basis over the lease term.

Derivative Financial Instruments

We may enter into derivative transactions for purposes of hedging specific financial exposures, including changes in interest rates of our non-recourse long-term debt. We enter into these instruments only for hedging underlying exposures. We do not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges. Certain derivatives may not meet the criteria to be designated as accounting hedges, even though we believe that these are effective economic hedges.

All derivatives are recognized as either assets or liabilities on the consolidated balance sheets and are measured at fair value. We recognize changes in the fair value of such instruments immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which we must document and assess at inception and on an ongoing basis, we recognize the changes in fair value of such instruments in accumulated other comprehensive income (loss) (“AOCI”), a component of members’ equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Results of Operations for the Years Ended December 31, 2011 (“2011”) and 2010 (“2010”)

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

Revenue for 2011 and 2010 is summarized as follows:

	Years Ended December 31,
	2011	2010	Change
Rental income	$9,293,017	$12,857,909	$(3,564,892)
Finance income	2,739,012	3,669,071	(930,059)
(Loss) Income from investments in joint ventures	(1,263,975)	267,182	(1,531,157)
Net (loss) gain on sales of equipment and unguaranteed residual values	(2,960)	12,231	(15,191)
Interest and other income	48,035	246,720	(198,685)

Total revenue	$10,813,129	$17,053,113	$(6,239,984)

Total revenue for 2011 decreased $6,239,984, or 36.59%, as compared to 2010. The decrease in rental income was primarily due to the sale of the Samar Spirit during 2011 and the lease on Aircraft  128 which expired in November 2011. The decrease in finance income was primarily due to the normal lifecycle of our bareboat charters with Wilhelmsen, which experience scheduled, declining revenue over the course of the bareboat charters. Income from investment in joint ventures decreased as a result of the expiration of the lease related to Aircraft 126 on June 30, 2011.

Expenses for 2011 and 2010 are summarized as follows:

	Years Ended December 31,
	2011	2010	Change
General and administrative	$958,649	$636,272	$322,377
Interest	3,027,755	4,024,902	(997,147)
Depreciation and amortization	4,277,680	5,321,247	(1,043,567)
Impairment loss	22,314,396	313,033	22,001,363
Vessel operating expense	1,212,735	-	1,212,735

Total expenses	$31,791,215	$10,295,454	$21,495,761

Total expenses for 2011 increased $21,495,761, or 208.79%, as compared to 2010. The increase in total expenses was primarily due to impairment charges recorded of approximately $21,900,000 related to the Samar Spirit and $400,000 related to North Sea in 2011. In addition, we incurred vessel operating expenses of approximately $1,212,000 resulting from our operation of the Samar Spirit between June 24, 2011 and August 19, 2011. The increase in total expenses was offset by a decrease in depreciation expense of $1,044,000 resulting from the sale of the Samar Spirit and a decrease in interest expense of approximately $997,000 resulting from the declining principal balance of our non-recourse debt.

Net Income Attributable to Fund Nine

As a result of the foregoing changes from 2010 to 2011, we had a net loss attributable to us for 2011 of $20,978,086 and net income attributable to us for 2010 of $6,757,659. Net (loss) income attributable to us per weighted average additional Share for 2011 and 2010 was ($212.02) and $68.30, respectively.

Results of Operations for the Years Ended December 31, 2010 (“2010”) and 2009 (“2009”)

Revenue for 2010 and 2009 is summarized as follows:
	Years Ended December 31,
	2010	2009	Change
Rental income	$12,857,909	$13,397,814	$(539,905)
Finance income	3,669,071	4,765,078	(1,096,007)
Income (loss) from investments in joint ventures	267,182	101,976	165,206
Net gain on sales of equipment and unguaranteed residual values	12,231	540,795	(528,564)
Interest and other income (loss)	246,720	32,146	214,574

Total revenue	$17,053,113	$18,837,809	$(1,784,696)

Total revenue for 2010 decreased $1,784,696, or 9.5%, as compared to 2009. The decrease in finance income was primarily due to the normal lifecycle of our bareboat charters with Wilhelmsen, which experience scheduled, declining revenue over the course of the bareboat charters.  The decrease in rental income was primarily due to the termination of a lease with Spansion in July 2009. The decrease in net gain on sales of equipment and unguaranteed residual values was primarily due to gains recorded on the sales of equipment on lease to Spansion and Hudson Crossing during 2009 of approximately $432,000 and $49,000, respectively, as compared to a gain on the sale of unguaranteed residual values during 2010 of approximately $12,000.  The decrease in total revenue was partially offset by an increase in interest and other income attributable to the sale of our unsecured claim against Spansion to a third party for approximately $161,000 and the payment we received on our administrative expense claim of approximately $90,000 in 2010. Additionally, there was an increase in income from investments in joint ventures, which was primarily due to the gain on sale recorded by Global Crossing II in 2010, of which our share was approximately $93,000.

Expenses for 2010 and 2009 are summarized as follows:

	Years Ended December 31,
	2010	2009	Change
General and administrative	636,272	1,505,773	(869,501)
Interest	4,024,902	5,056,856	(1,031,954)
Depreciation and amortization	5,321,247	5,411,040	(89,793)
Impairment loss	313,033	163,994	149,039

Total expenses	$10,295,454	$12,137,663	$(1,842,209)

Total expenses for 2010 decreased $1,842,209, or 15.2%, as compared to 2009. The decrease in interest expense was due to the declining principal balance of our non-recourse debt. The decrease in general and administrative expense was primarily due to the residual interest sharing expense recognized in 2009 for which there was no corresponding expense recorded in 2010.  The decrease in total expenses was partially offset by an impairment loss of approximately $313,000 related to the impairment of our investment in unguaranteed residual values in 2010, compared to an impairment loss of approximately $164,000 related to the impairment of the rejected Spansion equipment in 2009.

Net Income Attributable to Fund Nine

As a result of the foregoing changes from 2009 to 2010, net income attributable to us for 2010 and 2009 was $6,757,659 and $6,700,146, respectively. Net income attributable to us per weighted average additional Share for 2010 and 2009 was $68.30 and $67.72, respectively.

Financial Condition

This section discusses the major balance sheet variances from 2011 compared to 2010.

Total Assets

Total assets decreased $41,563,098, from $90,617,773 at December 31, 2010 to $49,054,675 at December 31, 2011. The decrease was primarily due to impairment losses recorded with respect to certain leased equipment and other non-current assets, the continued depreciation of our leased equipment at cost and distributions to our members.

Total Liabilities

     Total liabilities decreased $14,138,494, from $49,590,606 at December 31, 2010 to $35,452,112 at December 31, 2011. The decrease was primarily due to repayments of our non-recourse debt, a decrease in deferred revenue resulting from the timing of certain customer payments and a decrease in the liability position of our interest rate swap contracts.

Current Liabilities

Current liabilities decreased $8,738,494, from $38,790,606 at December 31, 2010 to $30,052,112 at December 31, 2011. The decrease was primarily due to repayments of our non-recourse debt, a decrease in deferred revenue resulting from the timing of certain customer payments and a decrease in the liability position of our interest rate swap contracts.  The decrease in current liabilities was offset by an increase in accrued expenses and other liabilities resulting from security deposits received from AA related to the lease of Aircraft 128.

Members’ Equity

Members’ equity decreased $27,424,604, from $41,027,167 at December 31, 2010 to $13,602,563 at December 31, 2011. The decrease was primarily due to the results of our operations and distributions paid to our members.

Liquidity and Capital Resources

Sources and Uses of Cash

At December 31, 2011 and December 31, 2010, we had cash and cash equivalents of $1,715,911 and $929,220, respectively. During our liquidation period, which we entered on May 1, 2008, our main sources of cash have been and will continue to be proceeds from sales of equipment as well as from collections of rentals on non-leveraged operating and direct finance leases, and our main use of cash has been and will continue to be distributions to our members.

Operating Activities

Sources of Cash

Sources of cash from operating activities decreased $1,090,662, from $2,330,340 in 2010 to $1,239,678 in 2011. The decrease was a result of reduced collection of finance leases and the vessel operating expense incurred related to the Samar Spirit.

Investing Activities

Sources of Cash

Sources of cash from investing activities increased $8,191,622, from $1,023,973 in 2010 to $9,215,595 in 2011. The increase was primarily due to approximately $8,200,000 of cash inflow related to the sale of the Samar Spirit and the North Sea litigation settlement of approximately $755,000 during 2011.

Financing Activities

Uses of Cash

Uses of cash in financing activities increased $6,209,649, from $3,458,933 in 2010 to $9,668,582 in 2011. The increase was due to an increase in cash distributions paid to our members during 2011 compared to 2010 and the repayment of non-recourse debt related to the Samar Spirit.

Financings and Borrowings

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at December 31, 2011 of $33,679,720. Our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the equipment and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee. In other cases, we receive the rental payments and pay the lender. If the lessee were to default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt. Our existing leases have funded, and we anticipate will continue to fund, these obligations.

At December 31, 2011, we had $8,736,780 of current assets and $30,052,112 of current liabilities, which resulted in a $21,315,332 working capital deficit. Of the $30,052,112 of current liabilities, $28,279,720 consisted of payments due on our non-recourse debt. The primary reason for this deficit is a balloon payment of approximately $22,750,000, which was due in November of 2011 related to the non-recourse financing of Aircraft 128. Our manager is currently negotiating with the lender to refinance this debt. While their can be no assurances that the refinancing can be succesful, the Manager believes that the completion of the refinancing is probable. Should the negotiation with the current lender be unsuccesful, the Manager's options include selling the aircraft or returning the aircraft to the lender in full satisfaction of the debt. Our Manager believes that the cash we currently have available, the cash being generated from our remaining leases, and the proceeds we expect to receive from equipment and asset sales will be sufficient to continue our operations into the foreseeable future. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ businesses that are beyond our control.

Revolving Line of Credit, Recourse

We and certain other entities managed by the Manager were party to a revolving line of credit with California Bank and Trust (“CB&T”). The revolving line of credit was terminated effective May 10, 2011.

     Distributions

We, at our Manager’s discretion, paid monthly distributions to each of our additional members beginning the first month after each such member was admitted through the end of our operating period, which was on April 30, 2008. During the liquidation period, we have made and plan to continue to make distributions in accordance with the terms of our LLC Agreement. We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets, and our receipt of rental and other income from our investments. We paid distributions to additional members for the years ended December 31, 2011, 2010 and 2009 in the amounts of $7,096,896, $3,424,344 and $2,899,453, respectively. We paid distributions to our Manager for the years ended December 31, 2011, 2010 and 2009 of $71,686, $34,589 and $29,285, respectively.

Commitments and Contingencies

Commitments and Contingencies

At December 31, 2011, we have non-recourse debt obligations in which the lender has a security interest in our equipment and an assignment of the rental payments under the lease. In such cases, the lender is being paid directly by the lessee. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt.  At December 31, 2011, our outstanding non-recourse debt obligations were $33,679,720.

As a condition of the lease with AA for Aircraft 128, we agreed to perform an upgrade of the aircraft during 2012.  During the upgrade period, the aircraft will be out of service for approximately one month.  The upgrade is estimated to cost approximately $2,700,000.  Similarly, Aircraft 126, which is owned by a joint venture between us and ICON Income Fund Eight B L.P. (“Fund Eight B”), agreed to perform a similar upgrade to Aircraft 126 at a similar cost.

At the time we acquire or divest our interest in an equipment lease or other financing transaction, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities. Our Manager believes that any liability that may arise as a result of any such indemnification obligations will not have a material adverse effect on the consolidated financial condition taken as a whole.

Principal and interest maturities of our debt and related interest consisted of the following at December 31, 2011:

	Payments Due by Period
		Less Than 1	1 - 3
	Total	Year	Years
Non-recourse debt	$33,679,720	$28,279,720	$5,400,000
Non-recourse interest	796,857	615,741	181,116

	$34,476,577	$28,895,461	$5,581,116

We entered into residual sharing agreements with various third parties. In connection with these agreements, residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas.

Inflation and Interest Rates

The potential effects of inflation on us are difficult to predict. If the general economy experiences significant rates of inflation, however, it could affect us in a number of ways.  We do not currently have rent escalation clauses tied to inflation in our leases. The anticipated residual values to be realized upon the sale or re-lease of equipment upon lease terminations (and thus the overall cash flow from our leases) may increase with inflation as the cost of similar new and used equipment increases.  We are currently in our liquidation period and therefore, we do not currently intend to obtain additional external financing.

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

We currently have four outstanding notes payable, which are our non-recourse debt obligations. The interest rate for the non-recourse debt obligations is either fixed, or variable and fixed pursuant to an interest rate swap to allow us to mitigate interest rate fluctuations. Our hedging strategy to accomplish this objective is to match the projected future cash flows with the underlying debt service. The interest rate swaps involve the receipt of floating-rate interest payments from a counterparty in exchange for us making fixed interest rate payments over the life of the agreement without exchange of the underlying notional amount. As a result, we consider these fixed positions since increases or decreases in interest rates have no effect on our interest payments since those amounts have been fixed pursuant to the contracts. Accordingly, the condition of the credit markets will not have any material impact on us.  In addition, we have considered the risk of counterparty performance of our interest rate swaps by considering, among other things, the credit agency ratings of our counterparties.  Based on this assessment, we believe that the risk of counterparty non-performance is minimal.

At December 31, 2011, we had three floating-to-fixed interest rate swaps relating to the three Wilhelmsen Vessels on bareboat charter to Wilhelmsen that were designated as cash flow hedges with an aggregate notional amount of $10,800,000. These interest rate swaps mature on September 23, 2013.

We manage our exposure to equipment and residual risk by monitoring the markets our leased equipment is in and maximizing remarketing proceeds through the re-lease or sale of equipment.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ICON Income Fund Nine, LLC

We have audited the accompanying consolidated balance sheets of ICON Income Fund Nine, LLC (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Income Fund Nine, LLC at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young, LLP

March 29, 2012
New York, New York

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets

	December 31,
	2011	2010
Current assets:
Cash and cash equivalents	$1,715,911	$929,220
Current portion of net investment in finance leases	6,619,888	5,582,987
Other current assets	400,981	-

Total current assets	8,736,780	6,512,207

Non-current assets:
Net investment in finance leases, less current portion	5,759,946	12,379,833
Leased equipment at cost (less accumulated depreciation of
$15,807,492 and $21,751,790, respectively)	34,491,282	68,871,626
Investments in joint ventures	-	1,259,152
Other non-current assets, net	66,667	1,594,955

Total non-current assets	40,317,895	84,105,566

Total Assets	$49,054,675	$90,617,773

Liabilities and Members' Equity

Current liabilities:
Current portion of non-recourse long-term debt	$28,279,720	$36,374,188
Interest rate swap contracts	548,169	1,279,541
Deferred revenue	-	904,608
Accrued expenses and other current liabilities	1,224,223	232,269

Total current liabilities	30,052,112	38,790,606

Non-current liabilities:
Non-recourse long-term debt, less current portion	5,400,000	10,800,000

Total Liabilities	35,452,112	49,590,606

Commitments and contingencies (Note 13)

Members' Equity:
Additional Members	14,855,432	42,720,633
Manager	(719,549)	(438,082)
Accumulated other comprehensive loss	(533,320)	(1,255,384)

Total Members' Equity	13,602,563	41,027,167

Total Liabilities and Members' Equity	$49,054,675	$90,617,773

See accompanying notes to consolidated financial statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations

	Years Ended December 31,
	2011	2010	2009
Revenue:
Rental income	$9,293,017	$12,857,909	$13,397,814
Finance income	2,739,012	3,669,071	4,765,078
(Loss) Income from investments in joint ventures	(1,263,975)	267,182	101,976
Net (loss) gain on sales of equipment and unguaranteed residual values	(2,960)	12,231	540,795
Interest and other income	48,035	246,720	32,146

Total revenue	10,813,129	17,053,113	18,837,809

Expenses:
General and administrative	958,649	636,272	1,505,773
Interest	3,027,755	4,024,902	5,056,856
Depreciation and amortization	4,277,680	5,321,247	5,411,040
Impairment loss	22,314,396	313,033	163,994
Vessel operating expense	1,212,735	-	-

Total expenses	31,791,215	10,295,454	12,137,663

Net (loss) income	$(20,978,086)	$6,757,659	$6,700,146

Net (loss) income allocable to:
Additional Members	$(20,768,305)	$6,690,082	$6,633,145
Manager	(209,781)	67,577	67,001

	$(20,978,086)	$6,757,659	$6,700,146

Weighted average number of additional shares
of limited liability company interests outstanding	97,955	97,955	97,955

Net (loss) income per weighted average additional share
of limited liability company interests	$(212.02)	$68.30	$67.72

See accompanying notes to consolidated financial statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Equity

	Members' Equity
				Accumulated
	Additional Member	Additional		Other Comprehensive	Total Members'
	Shares	Members	Manager	Loss	Equity
Balance, December 31, 2008	97,955	$35,721,203	$(508,786)	$(3,429,165)	$31,783,252

Net income	-	6,633,145	67,001	-	6,700,146
Change in valuation of interest rate swap contracts	-	-	-	1,407,434	1,407,434
Comprehensive income					8,107,580
Cash distributions	-	(2,899,453)	(29,285)	-	(2,928,738)

Balance, December 31, 2009	97,955	39,454,895	(471,070)	(2,021,731)	36,962,094

Net income	-	6,690,082	67,577	-	6,757,659
Change in valuation of interest rate swap contracts	-	-	-	766,347	766,347
Comprehensive income					7,524,006
Cash distributions	-	(3,424,344)	(34,589)	-	(3,458,933)

Balance, December 31, 2010	97,955	42,720,633	(438,082)	(1,255,384)	41,027,167

Net loss	-	(20,768,305)	(209,781)	-	(20,978,086)
Change in valuation of interest rate swap contracts	-	-	-	722,064	722,064
Comprehensive income					(20,256,022)
Cash distributions	-	(7,096,896)	(71,686)	-	(7,168,582)

Balance, December 31, 2011	97,955	$14,855,432	$(719,549)	$(533,320)	$13,602,563

See accompanying notes to consolidated financial statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net (loss) income	$(20,978,086)	$6,757,659	$6,700,146
Adjustments to reconcile net income to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(7,500,000)	(12,353,607)	(12,745,000)
Finance income	(2,739,012)	(3,669,071)	(4,765,078)
Loss (Income) from investments in joint ventures	1,263,975	(267,182)	(101,976)
Net loss (gain) on sale of equipment and unguaranteed residual values	2,960	(12,231)	(540,795)
Depreciation and amortization	4,277,680	5,321,247	5,411,040
Interest expense on non-recourse financing paid directly
to lenders by lessees	2,528,664	3,869,134	4,849,914
Interest expense from amortization of debt financing costs	209,164	155,435	198,980
Impairment loss	22,314,396	313,033	163,994
Paid-in-kind interest	258,848	-	-
Changes in operating assets and liabilities:
Collection of finance leases	1,913,490	2,268,270	2,380,536
Other assets, net	(405,453)	(4,856)	40,742
Deferred revenue	(904,608)	(220,126)	136,100
Accrued expenses and other current liabilities	997,660	(36,380)	71,578
Distributions from joint ventures	-	209,015	168,409

Net cash provided by operating activities	1,239,678	2,330,340	1,968,590

Cash flows from investing activities:
Proceeds from sales of equipment and unguaranteed residual values	8,461,003	293,607	821,710
Distributions received from joint ventures	754,592	730,366	392,734

Net cash provided by investing activities	9,215,595	1,023,973	1,214,444

Cash flows from financing activities:
Cash distributions to members	(7,168,582)	(3,458,933)	(2,928,738)
Repayment of non-recourse long-term debt	(2,500,000)	-	-

Net cash used in financing activities	(9,668,582)	(3,458,933)	(2,928,738)

Net increase (decrease) in cash and cash equivalents	786,691	(104,620)	254,296

Cash and cash equivalents, beginning of the year	929,220	1,033,840	779,544

Cash and cash equivalents, end of the year	$1,715,911	$929,220	$1,033,840

See accompanying notes to consolidated financial statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest on non-recourse long-term debt paid
directly to lenders by lessees	$13,908,247	$19,137,855	$19,922,463

See accompanying notes to consolidated financial statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

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

The LLC’s operating period ended on April 30, 2008 and the LLC commenced its liquidation period on May 1, 2008. During the liquidation period, the LLC is distributing substantially all of its distributable cash from operations and equipment sales to its members and will continue the orderly termination of its operations and affairs. The LLC will not invest in any additional finance or lease transactions during the liquidation period.

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
December 31, 2011

(2)	Summary of Significant Accounting Policies – continued

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

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the LLC estimates the uncollectibility of receivables by analyzing lessee, borrower and other counterparty concentrations, creditworthiness and current economic trends. The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely. At December 31, 2011 and 2010, the LLC had no allowance recorded.

Debt Financing Costs

Expenses associated with the incurrence of debt are capitalized and amortized over the term of the debt instrument using the effective interest rate method.  These costs are included in other current and other non-current assets.

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation. Leased equipment is depreciated on a straight-line basis over the lease term, which typically ranges from 4 to 6 years, to the asset’s residual value.

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
December 31, 2011

(2)	Summary of Significant Accounting Policies – continued

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
December 31, 2011

(2)	Summary of Significant Accounting Policies – continued

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

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected.  Accounts receivable are stated at their estimated net realizable value.  The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized either as deferred income or other current assets.

Initial Direct Costs

The LLC capitalizes initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions. The LLC paid acquisition fees to the Manager equal to 3% of the purchase price of the LLC’s investments. These fees were capitalized and included in the cost of the investment. These costs are amortized on a lease by lease basis based on the actual lease term using the straight-line method for operating leases and the effective interest rate method for finance leases. Costs related to leases or other financing transactions that are not consummated are expensed as an acquisition expense.

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

Derivative Financial Instruments

The LLC may enter into derivative transactions for purposes of hedging specific financial exposures, including changes in interest rates of its non-recourse long-term debt. The LLC enters into these instruments only for hedging underlying exposures. The LLC does not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges. Certain derivatives may not meet the criteria to be designated as accounting hedges, even though the LLC believes that these are effective economic hedges.

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

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(2)	Summary of Significant Accounting Policies – continued

Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued ASU No 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends its guidance related to fair value measurements in order to align the definition of fair value measurements and the related disclosure requirements between U.S. GAAP and International Financial Reporting Standards. The new guidance also changes certain existing fair value measurement principles and disclosure requirements. The adoption of ASU 2011-04 becomes effective for the LLC’s interim and annual periods beginning after December 15, 2011. The LLC does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which revises the manner in which companies present comprehensive income in their financial statements. The new guidance removes the current option to report other comprehensive income and its components in the statement of changes in equity and instead requires presentation in one continuous statement of comprehensive income or two separate, but consecutive statements. The adoption of ASU 2011-05 becomes effective for the LLC's interim and annual periods beginning January 1, 2012. The LLC does not believe the adoption of this guidance will have a material impact on its consolidated financial statements, as it only requires a change in the format of presentation.

(3)	Net Investment in Finance Leases

      Net investment in finance leases consisted of the following at December 31, 2011 and 2010:

	December 31,
	2011	2010

Minimum rents receivable	$14,563,500	$22,885,499
Unearned income	(2,183,666)	(4,922,679)

Net investment in finance leases	12,379,834	17,962,820

Less: Current portion of net
investment in finance leases	6,619,888	5,582,987

Net investment in finance leases,
less current portion	$5,759,946	$12,379,833

Non-cancelable minimum annual amounts due on investments in finance leases consisted of the following at December 31, 2011:

Years Ending
December 31,
2012	$8,322,000
2013	6,241,500
$14,563,500

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following at December 31, 2011 and 2010:

	December 31,
	2011	2010
Aircraft	$48,453,180	$48,453,180
Marine vessel	-	40,285,787
Manufacturing, telecommunications
and computer equipment	1,845,594	1,884,449
	50,298,774	90,623,416

Less: Accumulated depreciation	15,807,492	21,751,790

	$34,491,282	$68,871,626

Depreciation expense was $4,259,875, $5,237,853 and $5,385,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Aircraft

The LLC owns an Airbus A340-313X aircraft (“Aircraft 128”). The previous lease of Aircraft 128 expired on November 30, 2011. On February 16, 2012, Aircraft 128 was delivered to the new lessee, Aerolineas Argentinas (“AA”), at which time a new six-year lease commenced. The LLC had an outstanding, non-recourse debt balance related to the aircraft.  At the expiration of the aircraft’s previous lease, a balloon payment was due equal to the then-outstanding debt balance.  The LLC did not make the balloon payment as the aircraft was still being readied for delivery to AA, following which the loan was expected to be refinanced.  During this time, the lender agreed not to exercise any of its rights under the loan agreement until such time that the aircraft was readied and delivered to AA. The debt continues to accrue interest, which will be added to the outstanding principal balance of the debt until such time as the debt is refinanced.

Manufacturing, telecommunications and computer equipment

The LLC owned manufacturing equipment previously on lease to Spansion, LLC. On March 1, 2009, Spansion filed a petition for reorganization under Chapter 11 in United States Bankruptcy Court.  On March 12, 2009, of our three leases, Spansion rejected two and affirmed one.  On June 3, 2009, Spansion returned the equipment subject to the rejected leases. Based on the Manager’s assessment of the equipment and knowledge of the market for such equipment, the LLC recorded an impairment charge of approximately $164,000 for the year ended December 31, 2009. In July 2009, the equipment subject to the affirmed lease was sold for approximately $585,000 and the LLC recognized a gain on sale of the equipment and lease termination of approximately $432,000. In March 2010, the equipment subject to the rejected leases was sold for approximately $140,000 and the LLC recognized a loss on sale of the equipment of approximately $1,000. On February 22, 2010, the U.S. Bankruptcy Court approved a stipulation between the LLC and Spansion allowing the LLC’s administrative expense claim in the amount of approximately $90,000 and unsecured claim in the amount of approximately $269,000.  On March 22, 2010, the LLC sold its unsecured claim to a third party for approximately $161,000 and on May 24, 2010, the LLC received a payment of approximately $90,000 related to the administrative expense claim.  Both amounts were recorded as other income.

Each Spansion lease had a related residual interest sharing agreement with a third-party that was triggered when a minimum return on investment was attained by the LLC. For the years ended December 31, 2011, 2010 and 2009, approximately $0, $49,000 and $350,000, respectively, was distributed to the third party in accordance with the residual interest sharing agreements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(4)	Leased Equipment at Cost – continued

Marine Vessel

As a result of negotiations to remarket certain vessels in 2011, the Manager reviewed the LLC’s investment in ICON Samar LLC and determined that the net book value of the vessel under charter, the Samar Spirit, exceeded the fair value.  As a result, The LLC recognized impairment charges of approximately $21,914,000 during the year ended December 31, 2011.  On August 19, 2011, the LLC sold the Samar Spirit for approximately $8,200,000 and on August 24, 2011, the LLC satisfied the remaining third-party debt of approximately $2,500,000.  No gain or loss was recorded as a result of this transaction.

Aggregate annual minimum future rentals receivable from the LLC’s non-cancelable leases over the next five years and thereafter consisted of the following at December 31, 2011.

Years Ending
December 31,
2012	$3,745,690
2013	4,740,000
2014	4,740,000
2015	4,740,000
2016	4,740,000
Thereafter:	5,727,500
$28,433,190

(5)	Investments in Joint Ventures

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

ICON Global Crossing II, LLC

The LLC, along with ICON Income Fund Ten, LLC (“Fund Ten”) and ICON Leasing Fund Eleven, LLC, (“Fund Eleven”), entities also managed by the Manager, owned ICON Global Crossing II, LLC (“Global Crossing II”), with ownership interests of approximately 14.40%, 72.34% and 13.26%, respectively. On October 29, 2010, Global Crossing II sold all equipment under lease to Global Crossing Telecommunications for $3,297,609 and the LLC recorded its share of the gain of approximately $93,000 in income from investments in joint ventures.

ICON Aircraft 126 LLC

The LLC, through a joint venture with ICON Income Fund Eight B L.P. (“Fund Eight B”), has a 50% ownership interest in an Airbus A340-313X aircraft (“Aircraft 126”). The previous lease of Aircraft 126 expired on June 30, 2011. On January 3, 2012, Aircraft 126 was delivered to the new lessee, AA, at which time a new six-year lease commenced. The joint venture had an outstanding, non-recourse debt balance related to the aircraft.  At the expiration of the aircraft’s previous lease, a balloon payment was due equal to the then-outstanding debt balance.  The joint venture did not make the balloon payment as the aircraft was still being readied for delivery to AA, following which the loan was expected to be refinanced.  During this time, the lender agreed not to exercise any of its rights under the loan agreement. The debt continues to accrue interest, which will be added to the outstanding principal balance of the debt until such time as the debt is refinanced.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(5)	Investments in Joint Ventures - continued

Information as to the financial position and results of operations of ICON Aircraft 126 LLC is summarized below:

	December 31,
	2011	2010
Current assets	$-	$-
Non-current assets	$34,121,531	$37,346,652
Current liabilities	$(33,488,650)	$(34,828,347)
Non-current liabilities	$(671,854)	$-
Member's equity	$38,973	$2,518,305
LLC's share of equity	$19,487	$1,259,152

Revenue	$3,695,786	$6,368,571
Expenses	6,253,064	6,252,236
Net (loss) income	$(2,557,278)	$116,335
LLC's share of net (loss) income	$(1,278,639)	$58,168

The LLC had a right to a portion of the profits, losses, and cash flows from a limited partnership interest (its “Interest”) in North Sea (Connecticut) Limited Partnership (“North Sea”), an entity that owns a 100% interest in a mobile offshore drilling rig that was subject to lease with Rowan Companies, Inc (the “Charterer”). In 2005, the Charterer notified the owner trustee of the rig that an “Event of Loss” occurred with respect to the rig as a result of Hurricane Rita.  The charter provides that the Charterer will pay to the lender (and upon satisfaction of all of the debt outstanding, to the owner trustee on behalf of North Sea) an amount equal to the “Stipulated Loss Value” of the rig as determined according to the terms of the charter.  The calculation of “Stipulated Loss Value”, among other things, was the subject of a dispute between the Charterer and North Sea.

The LLC evaluated the recoverability of its investment as part of its impairment testing.  The LLC’s carrying value related to its Interest in North Sea was $1,154,668.  Allocation of the settlement proceeds for the LLC totaled $755,000 with respect to its 2.8% interest in North Sea, resulting in an impairment charge of approximately $400,000 during the year ended December 31, 2011.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(6)	Investments in Unguaranteed Residual Values

The LLC owned a 90% interest in the unguaranteed residual values of manufacturing and technology equipment on lease to various lessees located in the United Kingdom. The LLC’s investment return was contingent upon the residual value of the equipment after repayment of the debt. The Manager determined that the expected future proceeds would be insufficient to cover the residual position of the remaining investment.  As a result, the LLC recognized an impairment loss on the investment in unguaranteed residual values of $313,000 for the year ended December 31, 2010.

On April 5, 2011, the LLC sold its remaining investment in unguaranteed residual values for $257,813.  There was no gain or loss recorded on the sale of the investment.

During the year ended December 31, 2011, 2010 and 2009, the LLC received approximately $258,000, $194,000 and $45,000, respectively, in proceeds from the sale of various pieces of equipment and recognized a loss of approximately $3,000 for the year ended December 31, 2011, a gain of approximately $12,000 for the year ended December 31, 2010, and a loss of approximately $33,000 for the year ended December 31, 2009.

(7)	Non-Recourse Long-Term Debt

The LLC acquired the Wilhelmsen Vessels on bareboat charter to Wilhelmsen for cash and non-recourse long-term debt. The non-recourse long-term debt requires quarterly payments ranging from $450,000 to $800,000. The lender has a security interest in the Wilhelmsen Vessels and an assignment of the rental payments under the charters. The LLC paid approximately $630,000 in costs associated with the non-recourse long-term debt refinancing, which were capitalized as debt financing costs and are being amortized as interest expense over the term of the non-recourse long-term debt. For the year ended December 31, 2011, approximately $40,000 was recorded to interest expense related to the amortization of the non-recourse long-term debt financing costs.

The LLC entered into three interest rate swap contracts with Fortis Bank NV/SA, New York Branch in the aggregate, original notional amount of $51,000,000 in order to fix the variable interest rates at 7.02% per year on the non-recourse long-term debt and minimize the risk of interest rate fluctuation.

On July 24, 2007, the LLC borrowed approximately $23,382,000 in connection with the acquisition of the Samar Spirit. The non-recourse long-term debt matured on July 25, 2011 and accrued interest at LIBOR plus 1.00% per year.  The non-recourse long-term debt required monthly payments ranging from $480,000 to $530,000. The lender had a security interest in the Samar Spirit and an assignment of the rental payments under the bareboat charter. Simultaneously with the borrowing, the LLC entered into an interest rate swap contract with BNP Paribas in order to fix the debt interest rate at 6.35% per year. The LLC paid approximately $175,000 in costs associated with the debt, which was capitalized as debt financing costs. For the year ended December 31, 2011, approximately $123,000 was recorded to interest expense related to the amortization of the non-recourse long-term debt financing costs. On August 19, 2011, the LLC sold the Samar Spirit for approximately $8,200,000, and on August 24, 2011, satisfied the remaining third-party debt of approximately $2,500,000.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(7)	Non-Recourse Long-Term Debt - continued

The LLC designated its interest rate swaps as cash flow hedges and accounts for them in accordance with the accounting pronouncement for derivative instruments and hedging activities, by recording the interest rate swap contracts at their estimated fair market values, and recognizing the periodic change in their fair market values of effective hedges as other comprehensive income. At December 31, 2011 and 2010, the fair value of the interest rate swap contracts was a liability of $548,169 and $1,279,541, respectively.

The LLC incurred non-recourse debt in connection with its acquisition of Aircraft 128.  The debt was due to be repaid on November 30, 2011, concurrent with expiration of the lease with Cathay Pacific Airways Limited ("Cathay"). The LLC did not make the final balloon payment as the aircraft was still being readied for delivery to AA, following which the loan was expected to be refinanced.  During this time, the lender agreed not to exercise any of its rights under the loan agreement. The debt continues to accrue interest, which will be added to the outstanding principal balance of the debt until such time as the debt is refinanced. On February 16, 2012, AA accepted and simultaneously commenced a six-year lease for Aircraft 128.  The Manager is currently negotiating with the lender to refinance the debt.

During the year ended December 31, 2011, approximately $55,000 was recorded to interest expense related to the amortization of the non-recourse long-term debt financing costs for Aircraft 128.

As of December 31, 2011 and 2010, the LLC had net debt financing costs of $32,948 and $135,418, respectively. For the years ended December 31, 2011, 2010 and 2009, the LLC recognized amortization expense of $217,633, $155,434 and $198,980, respectively.

The aggregate maturities of non-recourse long-term debt consisted of the following at December 31, 2011:

For the year ending December 31, 2012	$28,279,720
For the year ending December 31, 2013	5,400,000
$33,679,720

(8)	Revolving Line of Credit, Recourse

The LLC and certain entities managed by the Manager were party to a revolving line of credit with California Bank & Trust (“CB&T”).  The revolving line of credit was terminated effective May 10, 2011.

(9)	Transactions with Related Parties

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
December 31, 2011

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

The LLC paid distributions to the Manager of $71,686, $34,589 and $29,285 for the years ended December 31, 2011, 2010 and 2009, respectively.  The Manager’s interest in the LLC’s net (loss) income was ($209,781), $67,577 and $67,001 for the years ended December 31, 2011, 2010 and 2009, respectively.

Effective April 1, 2008 and May 1, 2008, the Manager waived its rights to all future administrative expense reimbursements and management fees, respectively.  For the twelve months ending December 31, 2011, the Manager waived $364,737 of administrative expense reimbursements and $666,964 of management fees.  For the twelve months ending December 31, 2010, the Manager waived $322,706 of administrative expense reimbursements and $935,374 of management fees.

(10)	Derivative Financial Instruments

The LLC may enter into derivative transactions for purposes of hedging specific financial exposures, including changes in interest rates of its non-recourse long-term debt. The LLC enters into these instruments only for hedging underlying exposures. The LLC does not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges. Certain derivatives may not meet the criteria to be designated as accounting hedges, even though the LLC believes that these are effective economic hedges.

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

At December 31, 2011, the LLC had three floating-to-fixed interest rate swaps relating to the three Wilhelmsen Vessels on bareboat charter to Wilhelmsen that were designated as cash flow hedges with an aggregate notional amount of $10,800,000.  These interest rate swaps mature on September 23, 2013. The swap contract related to Samar Spirit was terminated upon the sale of the vessel. The LLC recorded interest expense of $10,242 related to the termination.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(10)	Derivative Financial Instruments - continued

For these derivatives, the LLC reports the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in accumulated other comprehensive income (loss) (“AOCI”) and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the statement of operations as the impact of the hedged transaction. During the years ended December 31, 2011 and 2010, the LLC recorded no hedge ineffectiveness in earnings.  At December 31, 2011 and 2010, the total unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was approximately $533,000 and $1,255,000, respectively.

During the twelve months ending December 31, 2012, the LLC estimates that approximately $425,278 will be reclassified from AOCI to interest expense.

 The table below presents the fair value of the LLC’s derivative financial instruments and classification within the LLC’s consolidated balance sheet as of December 31, 2011:

Derivatives designated as hedging instruments:	Liability Derivative
	Balance Sheet Location	Fair Value
Interest rate swaps	Interest rate swap contracts	$548,169

The table below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of operations for the year ended December 31, 2011:

Year ended December 31, 2011
Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swaps	$(128,850)	Interest expense	$(850,914)	Gain (loss) on financial instruments	$-

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

As of December 31, 2011 and 2010, the fair value of the derivatives in a liability position was $548,169 and $1,279,541, respectively. In the event that the LLC would be required to settle its obligations under the agreements as of December 31, 2011, the termination value would be $562,571.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
Liabilities:

Derivative liabilities	$-	$548,169	$-	$548,169

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
December 31, 2011

(11)	Fair Value Measurements - continued

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The LLC is required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets and liabilities using fair value measurements.  The LLC’s non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  The following table summarizes the carrying value of the LLC’s material non-financial assets and liabilities after valuation allowance using fair value measurement on a nonrecurring basis for the year ended December 31, 2011:

	December 31, 2011	Level 1	Level 2	Level 3	Total Impairment Loss
Other noncurrent assets, net	$-		$755,000		$400,076
Leased equipment at cost, net	$-		$8,195,000		$21,914,320

The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2010:

	December 31, 2010	Level 1	Level 2	Level 3	Total Impairment Loss
Other noncurrent assets, net	$257,813	$-	$-	$257,813	$313,033

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

	December 31, 2011
	Carrying Amount	Fair Value
Fixed rate non-recourse long-term debt	$22,879,720	$22,879,720

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(12)	Concentrations of Risk

      Concentrations of credit risk with respect to lessees are dispersed across different industry segments within the United States of America and throughout the world.  Accordingly, the LLC may be exposed to business and economic risk.

For the year ended December 31, 2011, the LLC had three lessees that accounted for approximately 92% of its rental and finance income.  Cathay, Teekay Corporation (“Teekay”) and Wilhelmsen accounted for approximately 44%, 25% and 23%, respectively. For the year ended December 31, 2010, the LLC had three lessees that accounted for approximately 98% of its rental and finance income. Wilhelmsen, Cathay and Teekay accounted for approximately 22%, 38% and 38%, respectively. For the year ended December 31, 2009, the LLC had three lessees that accounted for approximately 95% of its rental and finance income.  Wilhelmsen, Cathay and Teekay accounted for approximately 26%, 35% and 34%, respectively.

As of December 31, 2011, the LLC had one aircraft that accounted for approximately 99% of its operating assets. As of December 31, 2010, the LLC had one aircraft that accounted for approximately 53% of its operating assets and one vessel that accounted for approximately 45%.

(13)	Commitments and Contingencies

The LLC entered into certain residual sharing and remarketing agreements with various third parties.  In connection with these agreements, residual proceeds received in excess of specific amounts may be shared with these third parties based on specific formulas. The obligation related to these agreements is recorded at fair value.

As a condition of the lease with AA related to Aircraft 128, the LLC agreed to perform an upgrade of the aircraft during 2012.  During the upgrade period, the aircraft will be out of service for approximately one month.  The upgrade is estimated to cost approximately $2,700,000.  Similarly, Aircraft 126, which is owned by a joint venture between the LLC and Fund Eight B, agreed to perform a similar upgrade to Aircraft 126 at a similar cost.

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

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(14)	Geographic Information - continued

	Year Ended December 31, 2011
	United		Marine
	States	Asia	Vessels (a)	Total
Revenue:
Rental income	$247,737	$5,301,464	$3,743,816	$9,293,017
Finance income	$-	$-	$2,739,012	$2,739,012
Loss from investments in joint ventures	$-	$(1,263,975)	$-	$(1,263,975)

	At December 31, 2011
	United		Marine
	States	Asia	Vessels (a)	Total
Long-lived assets:
Investment in finance leases	$-	$-	$12,379,834	$12,379,834
Leased equipment at cost, net	$331,916	$34,159,366	$-	$34,491,282

(a) When the LLC charters a vessel to a charterer, the charterer is free to trade the vessel worldwide.

(15)	Selected Quarterly Financial Data (unaudited)

The following table is a summary of selected financial data by quarter:

	Quarters Ended 2011				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31, 2011
Total revenue	$3,495,517	$3,876,772	$2,630,992	$809,848	$10,813,129
Net loss	$(10,148,243)	$(9,340,816)	$(453,147)	$(1,035,880)	$(20,978,086)
Net loss attributable to Fund Nine
allocable to additional members	$(10,046,761)	$(9,247,408)	$(448,616)	$(1,025,520)	$(20,768,305)
Weighted average number of additional shares
of limited liability company interests outstanding	97,955	97,955	97,955	97,955	97,955
Net loss attributable to Fund Nine per weighted
average additional share of limited liability company interests	$(102.57)	$(94.40)	$(4.58)	$(10.47)	$(212.02)

	Quarters Ended 2010				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31, 2010
Total revenue	$4,405,245	$4,323,513	$4,152,860	$4,171,495	$17,053,113
Net income	$1,710,066	$2,026,687	$1,322,851	$1,698,055	$6,757,659
Net income attributable to Fund Nine
allocable to additional members	$1,692,965	$2,006,420	$1,309,622	$1,681,074	$6,690,082
Weighted average number of additional shares
of limited liability company interests outstanding	97,955	97,955	97,955	97,955	97,955
Net income attributable to Fund Nine per weighted
average additional share of limited liability company interests	$17.28	$20.48	$13.37	$17.16	$68.30

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011

(16)	Income Tax Reconciliation (unaudited)

No provision for income taxes has been recorded by the LLC since the liability for such taxes is the responsibility of each of the individual members rather than the LLC.  The LLC’s income tax returns are subject to examination by federal and State taxing authorities, and changes, if any, could adjust the individual income taxes of the members.

   At December 31, 2011 and 2010, the members’ equity included in the consolidated financial statements totaled $13,602,563 and $41,027,167, respectively.  The members’ capital for federal income tax purposes at December 31, 2011 and 2010 totaled $60,502,002 and $80,762,633, respectively.  The difference arises primarily from sales and offering expenses reported as a reduction in the additional members’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and differences in depreciation and amortization between financial reporting purposes and federal income tax purposes.

The following table reconciles net income attributable to Fund Nine for financial statement reporting purposes to the net income attributable to Fund Nine for federal income tax purposes for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
Net loss attributable to Fund Nine per consolidated financial statements	$(20,978,086)	$6,757,659	$6,700,146

Finance leases	5,582,988	5,392,051	5,480,683
Depreciation expense	(5,563,974)	(3,672,257)	(4,179,146)
Gain on sale of equipment	5,740,309	1,049,234	-
Rent - consolidating joint venture	1,880,082	(3,914,571)	1,434,805
Tax gain from joint venture	316,172	-	-
Fixed asset impairment	-	250,000	446,601
Other	(67,922)	(145,690)	(2,029,681)

Net income attributable to Fund Nine for federal income tax purposes	$(13,090,431)	$5,716,426	$7,853,408

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Schedule II - Valuation and Qualifying Accounts

Additions Charged
	Balance at	to Cost, Expenses,		Balance at
Description	Beginning of Year	Revenues	Deductions	End of Year

Year Ended
December 31, 2011
Allowance for
Doubtful Accounts	-	-	-	-

Year Ended
December 31, 2010
Allowance for
Doubtful Accounts	-	-	-	-

Year Ended
December 31, 2009
Allowance for
Doubtful Accounts	$155,318	$-	$(155,318)	$-

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2011, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Accounting and Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Our Manager’s Co-Chief Executive Officers and Principal Accounting and Financial Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this Annual Report on Form 10-K.

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

Our Manager assessed the effectiveness of its internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control — Integrated Framework."

Based on its assessment, our Manager believes that, as of December 31, 2011, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our Manager’s internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers of the Registrant's Manager and Corporate Governance

Our Manager, ICON Capital Corp., a Delaware corporation (“ICON”), was formed in 1985.  Our Manager's principal office is located at 3 Park Avenue, 36th Floor, New York, New York 10016, and its telephone number is (212) 418-4700.

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

Name	Age	Title
Michael A. Reisner	41	Co-Chairman, Co-Chief Executive Officer and Co-President
Mark Gatto	39	Co-Chairman, Co-Chief Executive Officer and Co-President
Joel S. Kress	39	Senior Managing Director
Keith S. Franz	43	Managing Director
David J. Verlizzo	39	Managing Director and Counsel
Craig A. Jackson	52	Managing Director
Harry Giovani	37	Managing Director and Chief Credit Officer

Michael A. Reisner, Co-President, Co-CEO and Director joined ICON in 2001. Prior to purchasing the company, Mr. Reisner held various positions in the firm including, Executive Vice President and Chief Financial Officer, General Counsel and Executive Vice President of Acquisitions. Before his tenure with ICON, Mr. Reisner was an attorney from 1996 to 2001 with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions. Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Mark Gatto, Co-President, Co-CEO, and Director originally joined ICON in 1999. Prior to purchasing the company, Mr. Gatto held various positions in the firm including, Executive Vice President and Chief Acquisitions Officer, Executive Vice President - Business Development and Associate General Counsel. Before his tenure with ICON, he was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters. Additionally, he was Director of Player Licensing for the Topps Company and in 2003, co-founded a specialty business consulting firm in New York City where he served as its managing partner before re-joining ICON in 2005. Mr. Gatto received an M.B.A from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

Joel S. Kress, Senior Managing Director, joined ICON in 2005 as Vice President and Associate General Counsel. In 2006, he was promoted to Senior Vice President and General Counsel, and in 2007, was promoted to his current position. Prior to joining ICON, Mr. Kress was an attorney from 2001 to 2005, with Fried, Frank, Harris, Shriver & Jacobson LLP in New York and London, England, concentrating on mergers and acquisitions, corporate finance and financing transactions (including debt and equity issuances) and private equity investments. Mr. Kress received a J.D. from Boston University School of Law and a B.A. from Connecticut College.

Keith S. Franz, Managing Director, joined ICON in March 2009. Mr. Franz was previously Vice President of Accounting and Finance from March 2009 to July 2011. Mr. Franz was previously a Senior Manager at Smart & Associates LLP from December 2008 until March 2009 and the Vice President of Corporate Finance for Audiovox Corporation from August 2004 to November 2008.  Prior to Audiovox, from September 1991 through August 2004, Mr. Franz was employed by Ernst & Young LLP, rising to the level of Senior Audit Manager.  Mr. Franz received a B.S. from Binghamton University and is a certified public accountant.

David J. Verlizzo has been Managing Director and Counsel, joined ICON in 2005.  Mr. Verlizzo was formerly Vice President and Deputy General Counsel from February 2006 to June 2007 and was Assistant Vice President and Associate General Counsel from May 2005 until January 2006. Previously, from 2001 to 2005, Mr. Verlizzo was an attorney with Cohen Tauber Spievack & Wagner LLP in New York, concentrating on public and private securities law compliance, and corporate and commercial transactions. Mr. Verlizzo received a J.D. from Hofstra University School of Law and a B.S. from the University of Scranton.

Craig A. Jackson, Managing Director, joined ICON in February in 2006. Mr. Jackson was previously Vice President – Remarketing and Portfolio Management from February 2006 through March 2008. Previously, from October 2001 to February 2006, Mr. Jackson was President and founder of Remarketing Services, Inc., a transportation equipment remarketing company. Prior to 2001, Mr. Jackson served as Vice President of Remarketing and Vice President of Operations for Chancellor Fleet Corporation (an equipment leasing company).  Mr. Jackson received a B.A. from Wilkes University.

Harry Giovani, Managing Director - Chief Credit Officer, joined ICON in 2008. Most recently he was Vice President for FirstLight Financial Corporation, responsible for underwriting and syndicating middle market leveraged loan transactions. Previously, he spent three years at GE Commercial Finance, initially as an Assistant Vice President in the Intermediary Group, where he was responsible for executing middle market transactions in a number of industries including manufacturing, steel, paper, pharmaceutical, technology, chemicals and automotive, and later as a Vice President in the Industrial Project Finance Group where he originated highly structured project finance transactions. He started his career at Citigroup’s Citicorp Securities and CitiCapital divisions, where he spent six years in a variety of roles of increasing responsibility including underwriting, origination and strategic marketing / business development. Mr. Giovani graduated from Cornell University in 1996 with a B.S. in Finance.

Code of Ethics

Our Manager, on our behalf, has adopted a code of ethics for its Co-Chief Executive Officers and Principal Accounting and Financial Officer.  The Code of Ethics is available free of charge by requesting it in writing from our Manager.  Our Manager's address is 3 Park Avenue, 36th Floor, New York, New York 10016.

Item 11. Executive Compensation

We have no directors or officers. Our Manager did not receive any compensation or reimbursement for costs and expenses for the years ended December 31, 2011, 2010 and 2009.

Our Manager has a 1% interest in our profits, losses, cash distributions and liquidation proceeds. We paid distributions to our Manager of $71,686, $34,589 and $29,285, respectively, for the years ended December 31, 2011, 2010 and 2009.  Additionally, our Manager’s interest in our net income (loss) was $(209,781), $67,577 and $67,001 for the years ended December 31, 2011, 2010 and 2009, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the Manager and Related Security Holder Matters

(a)	We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)	As of March 16, 2012, no directors or officers of our Manager own any of our equity securities.

(c)	Neither we nor our Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” for a discussion of our related party transactions.  See Notes 5 and 9 to our consolidated financial statements for a discussion of our investments in joint ventures and transactions with related parties.

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

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2011 and 2010, our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work. The following table presents the fees for both audit and non-audit services rendered by Ernst & Young LLP for the years ended December 31, 2011 and 2010:

Ernst & Young LLP	2011	2010
Audit fees	$251,700	$264,750
Tax fees	$25,146	$61,813

	$276,846	$326,563

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

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

March 29, 2012

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

March 29, 2012

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Managing Director (Principal Accounting and Financial Officer)

59