Form 10-Q
period 2012-03-31
ICON INCOME FUND NINE LLC
filed 2012-05-14
CIK 1157522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2012

or
[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-50217

ICON Income Fund Nine, LLC
(Exact name of registrant as specified in its charter)

Delaware	13-4183234
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer [  ]     Accelerated filer [  ]     Non-accelerated filer [  ]     Smaller reporting company [ X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes   [X] No

Number of outstanding shares of limited liability company interests of the registrant on May 4, 2012 is 97,955.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets
	March 31,
	2012	December 31,
	(unaudited)	2011
Current assets:
Cash and cash equivalents	$1,522,131	$1,715,911
Current portion of net investment in finance leases	6,907,910	6,619,888
Equipment held for sale	86,012	-
Other current assets	577,679	400,981

Total current assets	9,093,732	8,736,780

Non-current assets:
Net investment in finance leases, less current portion	3,921,128	5,759,946
Leased equipment at cost (less accumulated depreciation of
$14,733,848 and $15,807,492, respectively)	33,719,332	34,491,282
Other non-current assets, net	395,774	66,667

Total non-current assets	38,036,234	40,317,895

Total Assets	$47,129,966	$49,054,675

Liabilities and Members' Equity

Current liabilities:
Current portion of non-recourse long-term debt	$29,128,816	$28,279,720
Interest rate swap contracts	437,931	548,169
Accrued expenses and other current liabilities	1,672,908	1,224,223

Total current liabilities	31,239,655	30,052,112

Non-current liabilities:
Non-recourse long-term debt, less current portion	3,600,000	5,400,000

Total Liabilities	34,839,655	35,452,112

Commitments and contingencies (Note 8)

Members' Equity:
Additional Members	13,448,753	14,855,432
Manager	(733,758)	(719,549)
Accumulated other comprehensive loss	(424,684)	(533,320)

Total Members' Equity	12,290,311	13,602,563

Total Liabilities and Members' Equity	$47,129,966	$49,054,675

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue:
Rental income	$893,637	$2,674,362
Finance income	529,705	772,612
Income from investments in joint ventures	-	37,706
Net gain (loss) on sales of equipment	43,212	(2,960)
Interest and other income	140	13,797

Total revenue	1,466,694	3,495,517

Expenses:
General and administrative	220,049	202,110
Repair and maintenance	769,696	-
Interest	594,331	843,066
Depreciation and amortization	472,765	1,319,181
Impairment loss	-	11,279,403
Other operating expenses	123,281	-

Total expenses	2,180,122	13,643,760

Net loss	$(713,428)	$(10,148,243)

Net loss allocable to:
Additional Members	$(706,294)	$(10,046,761)
Manager	(7,134)	(101,482)

	$(713,428)	$(10,148,243)

Comprehensive loss:
Net loss	$(713,428)	$(10,148,243)
Change in valuation of interest rate swap contracts	108,636	246,452

Total comprehensive loss	$(604,792)	$(9,901,791)

Weighted average number of additional shares
of limited liability company interests outstanding	97,955	97,955

Net loss per weighted average additional share
of limited liability company interests outstanding	$(7.21)	$(102.57)

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Changes in Members' Equity

	Additional Member Shares	Additional Members	Manager	Accumulated Other Comprehensive Loss	Total Members' Equity
Balance, December 31, 2011	97,955	$14,855,432	$(719,549)	$(533,320)	$13,602,563

Net loss	-	(706,294)	(7,134)	-	(713,428)
Change in valuation of interest rate swap contracts	-	-	-	108,636	108,636
Cash distributions	-	(700,385)	(7,075)	-	(707,460)

Balance, March 31, 2012 (unaudited)	97,955	$13,448,753	$(733,758)	$(424,684)	$12,290,311

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(713,428)	$(10,148,243)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	-	(1,993,000)
Finance income	(529,705)	(772,612)
Income from investments in joint ventures	-	(37,706)
Net (gain) loss on sale of equipment	(43,212)	2,960
Depreciation and amortization	472,765	1,319,181
Interest expense on non-recourse financing paid directly to lenders by lessees	189,013	661,918
Interest expense from amortization of debt financing costs	6,214	31,009
Impairment loss	-	11,279,403
Paid-in-kind interest	399,096	-
Changes in operating assets and liabilities:
Collection of finance leases	538,854	446,190
Other assets, net	(374,749)	-
Deferred revenue	-	(611,808)
Accrued expenses and other current liabilities	501,757	1,023,844

Net cash provided by operating activities	446,605	1,201,136

Cash flows from investing activities:
Proceeds from sales of equipment	67,075	7,770

Net cash provided by investing activities	67,075	7,770

Cash flows from financing activities:
Cash distributions to members	(707,460)	(404,030)

Net cash used in financing activities	(707,460)	(404,030)

Net (decrease) increase in cash and cash equivalents	(193,780)	804,876

Cash and cash equivalents, beginning of the period	1,715,911	929,220

Cash and cash equivalents, end of the period	$1,522,131	$1,734,096

See accompanying notes to consolidated financial statements.

(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2012	2011
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest on non-recourse long-term debt paid directly to lenders by lessees	$1,541,646	$3,627,310
Reclassification of leased equipment at cost to equipment held for sale	$86,012	$-
Proceeds from sale of leased equipment not yet collected	$192,959	$-

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

(1)	Basis of Presentation and Consolidation

      The accompanying consolidated financial statements of ICON Income Fund Nine, LLC (the “LLC”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  In the opinion of the manager of the LLC, ICON Capital Corp., a Delaware corporation (the “Manager”), all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation have been included. These consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2011. The results for the interim period are not necessarily indicative of the results for the full year.

      The consolidated financial statements include the accounts of the LLC and its majority-owned subsidiaries and other controlled entities. All intercompany accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

      In May 2011, the FASB issued ASU No 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs (“ASU 2011-04”), which amends its guidance related to fair value measurements in order to align the definition of fair value measurements and the related disclosure requirements between US GAAP and International Financial Reporting Standards. The new guidance also changes certain existing fair value measurement principles and disclosure requirements. The adoption of ASU 2011-04 became effective for the LLC on January 1, 2012. The adoption of these additional disclosures did not have a material impact on the LLC’s consolidated financial statements.

      In June 2011, the FASB issued ASU No 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which revises the manner in which companies present comprehensive income in their financial statements. The new guidance removes the option to report other comprehensive income and its components in the statement of changes in equity and instead requires presentation in one continuous statement of comprehensive income or two separate but consecutive statements. The adoption of ASU 2011-05 became effective for the LLC on January 1, 2012. The adoption of this guidance did not have a material impact on the LLC’s consolidated financial statements, as it only requires a change in the format of presentation.

(2)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

(2)	Net Investment in Finance Leases - continued

	March 31,	December 31,
	2012	2011

Minimum rents receivable	$12,482,999	$14,563,500
Unearned income	(1,653,961)	(2,183,666)

Net investment in finance leases	10,829,038	12,379,834

Less: Current portion of net investment in finance leases	6,907,910	6,619,888

Net investment in finance leases, less current portion	$3,921,128	$5,759,946

Credit Quality of Direct Finance Leases and Allowance for Credit Losses

The Manager weighs all credit decisions on a combination of external credit ratings as well as internal credit evaluations of all potential borrowers. A potential borrower’s credit is analyzed using those credit ratings as well as the potential borrower’s financial statements and other financial data deemed relevant.

As the LLC’s direct finance leases are limited in number, the LLC is able to estimate the allowance for credit losses based on a detailed analysis of each lease as opposed to using portfolio based metrics and allowance for credit losses. Leases are analyzed quarterly and categorized as either performing or non-performing based on payment history. If a lease becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, the Manager analyzes if a reserve should be established or if the lease should be restructured. Material events would be specifically disclosed in the discussion of each lease held.

(3)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	March 31,	December 31,
	2012	2011
Aircraft	$48,453,180	$48,453,180
Manufacturing, telecommunications and computer equipment	-	1,845,594
	48,453,180	50,298,774

Less: Accumulated depreciation	14,733,848	15,807,492

	$33,719,332	$34,491,282

      Depreciation expense was $469,116 and $1,314,314 for the three months ended March 31, 2012 and 2011, respectively.

 Aircraft

      The LLC owns an Airbus A340-313X aircraft (“Aircraft 128”). The previous lease of Aircraft 128 expired on November 30, 2011. In connection with preparing the aircraft for re-lease, for the three months ended March 31, 2012, the LLC incurred approximately $770,000 in repairs and maintenance expense, which consisted primarily of cabin preparation and mechanical and airworthiness services. On February 16, 2012, Aircraft 128 was delivered to the new lessee, Aerolineas Argentinas (“AA”), at which time a new six-year lease commenced. The LLC has an outstanding, non-recourse debt balance related to the aircraft.  At the expiration of the aircraft’s previous lease, a balloon payment of $22,750,000 was due, but was not made,  as the aircraft was still being readied for delivery to AA. As the loan was expected to be refinanced, the lender agreed, and continues to agree, not to exercise any of its remedial rights under the loan agreement. The debt continues to accrue interest, which will be added to the outstanding principal balance of the debt until such time as the debt is refinanced.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

(3)	Leased Equipment at Cost - continued

 Marine Vessel

   As a result of negotiations to remarket certain vessels in 2011, the Manager reviewed the LLC’s investment in ICON Samar LLC and determined that the net book value of the vessel under charter, the Samar Spirit, exceeded the fair value.  As a result, the LLC recognized an impairment charge of approximately $11,279,000 during the quarter ended March 31, 2011.  On August 19, 2011, the LLC sold the Samar Spirit for approximately $8,200,000 and on August 24, 2011, the LLC satisfied the remaining third-party debt of approximately $2,500,000.  No gain or loss was recorded as a result of this transaction.

Ground Transportation Equipment

During the three months ended March 31, 2012, the LLC sold thirty-three Great Dane Trailers for approximately $260,000 and recorded a gain on sale of approximately $43,000. At March 31, 2012, all remaining Great Dane Trailers were classified as equipment held for sale.

(4)	Investment in Joint Venture

      The LLC, through a joint venture with ICON Income Fund Eight B L.P. (“Fund Eight B”), has a 50% ownership interest in an Airbus A340-313X aircraft (“Aircraft 126”). The previous lease of  Aircraft 126 expired on June 30, 2011. On January 3, 2012, Aircraft 126 was delivered to the new lessee, AA, at which time a new six-year lease commenced. The joint venture has an outstanding, non-recourse debt balance related to the aircraft.  At the expiration of the aircraft’s previous lease, a balloon payment of $32,677,000 was due, but was not made, as the aircraft was still being readied for delivery to AA. As the loan was expected to be refinanced, the lender agreed, and continues to agree, not to exercise any of its remedial rights under the loan agreement. The debt continues to accrue interest, which will be added to the outstanding principal balance of the debt until such time as the debt is refinanced.

      At December 31, 2011 and March 31, 2012, the LLC’s carrying value in the joint venture was $0. For the three months ended March 31, 2012, the LLC did not record its share of the joint venture’s losses since the LLC has no obligation to fund future losses. Information as to the results of operations of ICON Aircraft 126 LLC is summarized below:

	March 31,
	2012	2011

Revenue	$1,152,301	$1,592,143
Net (loss) income	$(642,571)	$85,056
LLC's share of net (loss) income	$(321,286)	$42,528

(5)	Non-Recourse Long-Term Debt

      The LLC acquired three car and truck carrying vessels (“Wilhelmsen Vessels”) on bareboat charter to Wilhelmsen Lines Shipowning AS (“Wilhelmsen”) for cash and non-recourse long-term debt. The non-recourse long-term debt requires quarterly payments ranging from $450,000 to $800,000. The lender has a security interest in the Wilhelmsen Vessels and an assignment of the rental payments under the charters. The LLC paid approximately $630,000 in costs associated with the non-recourse long-term debt refinancing, which were capitalized as debt financing costs and are being amortized as interest expense over the term of the non-recourse long-term debt. For the period ended March 31, 2012, approximately $7,800 was recorded to interest expense related to the amortization of the non-recourse long-term debt financing costs.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

(5)	Non-Recourse Long-Term Debt - continued

      The LLC entered into three interest rate swap contracts with Fortis Bank NV/SA, New York Branch in order to fix the variable interest rates at 7.02% per year on the non-recourse long-term debt and minimize the risk of interest rate fluctuation.

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

   The LLC accounts for derivative financial instruments in accordance with the accounting pronouncements that established accounting and reporting standards for derivative financial instruments. These accounting pronouncements require the LLC to recognize all derivatives as either assets or liabilities on the consolidated balance sheets and measure those instruments at fair value. The LLC recognizes the fair value of all derivatives as either assets or liabilities on the consolidated balance sheets and changes in the fair value of such instruments are recognized immediately in earnings unless certain accounting criteria established by the accounting pronouncements are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC recognizes the changes in fair value of such instruments in accumulated other comprehensive income (loss) (“AOCI”), a component of equity on the consolidated balance sheets. For the periods presented, these changes in fair value are the sole component of AOCI. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

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

      At March 31, 2012, the LLC had three floating-to-fixed interest rate swaps relating to the non-recourse debt associated with the three Wilhelmsen Vessels on bareboat charter to Wilhelmsen that were designated as cash flow hedges with an aggregate notional amount of $9,450,000.  These interest rate swaps mature on September 23, 2013.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

(6)	Derivative Financial Instruments - continued

      For these derivatives, the LLC reports the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI, and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the statements of operations and comprehensive loss as the impact of the hedged transaction. At March 31, 2012, the total unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was approximately $425,000.

      During the twelve months ending March 31, 2013, the LLC estimates that approximately $371,176 will be reclassified from AOCI to interest expense.

      The table below presents the fair value of the LLC’s derivative financial instruments and classification within the LLC’s consolidated balance sheet as of March 31, 2012:

Derivatives designated as hedging instruments:	Liability Derivative
	Balance Sheet Location	Fair Value
Interest rate swaps	Interest rate swap contracts	$437,931

The table below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statement of operations and comprehensive loss for the year ended March 31, 2012:

Three Months Ended March 31, 2012
Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swaps	$(24,902)	Interest expense	$(133,538)	Gain (loss) on financial instruments	$-

      The table below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statement of operations and comprehensive loss for the three months ended March 31, 2011:

Three Months Ended March 31, 2011
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

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

(6)	Derivative Financial Instruments - continued

 Derivative Risks

      The LLC manages exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that the LLC has with any individual bank and through the use of minimum credit quality standards for all counterparties. The LLC does not require collateral or other security in relation to derivative financial instruments. Since it is the LLC’s policy to enter into derivative contracts with banks of internationally acknowledged standing, the LLC considers the counterparty risk to be remote.

      As of March 31, 2012, the fair value of the derivatives in a liability position was $437,931. In the event that the LLC would be required to settle its obligations under the agreements as of March 31, 2012, the termination value would be $448,118.

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

      The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012:

	Level 1	Level 2	Level 3	Total
Liabilities:

Derivative liabilities	$-	$437,931	$-	$437,931

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
March 31, 2012
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

      The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis for the period ended March 31, 2011:

	December 31, 2011
		Level 1	Level 2	Level 3	Total Impairment Loss
Leased equipment at cost	$-	$-	$-	$19,359,061	$11,279,403

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

	March 31, 2012
	Carrying Amount	Fair Value (Level 3)
Fixed rate non-recourse long-term debt	$23,278,816	$23,278,816

(8)	Commitments and Contingencies

The LLC entered into certain residual sharing and remarketing agreements with various third parties.  In connection with these agreements, residual proceeds received  in excess of specific amounts may be shared with these third parties based on specific formulas. At December 31, 2011 and March 31, 2012, no amounts were accrued related to these agreements.

      As a condition of the lease with AA for Aircraft 128, the LLC agreed to perform an upgrade of the aircraft during 2012.  During the upgrade period, the aircraft will be out of service for approximately one month.  The upgrade is estimated to cost approximately $2,700,000 which will be in addition to any normal repair and maintenance expense incurred.  Aircraft 126, which is owned by a joint venture between the LLC and Fund Eight B, agreed to perform the same upgrade to Aircraft 126 at a comparable cost.

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

Item 2.  Manager’s Discussion and Analysis of Financial Condition and Results of Operations

      The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.  This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Recent Significant Transactions

We engaged in the following significant transaction since December 31, 2011:

 Aircraft

      The previous lease of Aircraft 128 expired on November 30, 2011. On February 16, 2012, Aircraft 128 was delivered to AA, at which time a new six-year lease commenced.

Recent Accounting Pronouncements
See Note 1 to the consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2012 (the “2012 Quarter”) and 2011 (the “2011 Quarter”)

Revenue for the 2012 Quarter and the 2011 Quarter is summarized as follows:

	Three Months Ended March 31,
	2012	2011	Change
Rental income	$893,637	$2,674,362	$(1,780,725)
Finance income	529,705	772,612	(242,907)
Income from investments in joint ventures	-	37,706	(37,706)
Net gain (loss) on sales of equipment	43,212	(2,960)	46,172
Interest and other income	140	13,797	(13,657)

Total revenue	$1,466,694	$3,495,517	$(2,028,823)

       Total revenue for the 2012 Quarter decreased $2,028,823, or 58.0%, as compared to the 2011 Quarter.  The decrease in rental income was primarily due to the expiration of the Samar Spirit bareboat charter on June 24, 2011 and the expiration of the lease of Aircraft 128 on November 30, 2011. The decrease in finance income was primarily due to the normal lifecycle of our bareboat charters with Wilhelmsen, which experience scheduled, declining revenue over the course of the bareboat charters.

Expenses for the 2012 Quarter and the 2011 Quarter are summarized as follows:

	Three Months Ended March 31,
	2012	2011	Change
General and administrative	$220,049	$202,110	$17,939
Repair and maintenance	769,696	-	769,696
Interest	594,331	843,066	(248,735)
Depreciation and amortization	472,765	1,319,181	(846,416)
Impairment loss	-	11,279,403	(11,279,403)
Other operating expenses	123,281	-	123,281

Total expenses	$2,180,122	$13,643,760	$(11,463,638)

      Total expenses for the 2012 Quarter decreased $11,463,638, or 84.0%, as compared to the 2011 Quarter. The decrease in total expenses was primarily due to no 2012 Quarter expenses having the same magnitude as the non-cash impairment charge of approximately $11,300,000 taken in the 2011 Quarter related to the Samar Spirit, and a decrease in depreciation expense resulting from the sale of Samar Spirit during 2011. The decrease was offset by an increase in repair and maintenance expense incurred during the 2012 Quarter to prepare Aircraft 128 for delivery to AA.

Net (Loss) Income

      As a result of the foregoing factors, net loss for the 2012 Quarter and the 2011 Quarter was $713,428 and $10,148,243, respectively. Net loss per weighted average additional share of limited liability company interests outstanding for the 2012 Quarter and the 2011 Quarter was $7.21 and $102.57, respectively.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2012 compared to December 31, 2011.

Total Assets

      Total assets decreased $1,924,709 from $49,054,675 at December 31, 2011 to $47,129,966 at March 31, 2012. The decrease was primarily due to the continued depreciation of our leased equipment at cost and distributions paid to our members.

Total Liabilities

      Total liabilities decreased $612,457, from $35,452,112 at December 31, 2011 to $34,839,655 at March 31, 2012. The decrease was primarily due to repayments of our non-recourse debt and a decrease in the liability position of our interest rate swap contracts.

Members’ Equity

      Members’ equity decreased $1,312,252, from $13,602,563 at December 31, 2011 to $12,290,311 at March 31, 2012. The decrease was primarily due to the results of our operations and distributions paid to our members.

Liquidity and Capital Resources

      At March 31, 2012 and December 31, 2011, we had cash and cash equivalents of $1,522,131 and $1,715,911, respectively. During our liquidation period, our main sources of cash have been and continue to be proceeds from sales of equipment as well as from collections of rents on non-leveraged direct finance leases, and our main use of cash has been and will continue to be distributions to our members.

Operating Activities

      Sources of cash from operating activities decreased $754,531, from $1,201,136 in the 2011 Quarter to $446,605 in the 2012 Quarter. The decrease was primarily a result of the expiration of the bareboat charter on the Samar Spirit during 2011.

Investing Activities

      Sources of cash from investing activities increased $59,305, from $7,770 in the 2011 Quarter to $67,075 in the 2012 Quarter. The increase was due to proceeds from the sale of equipment during the 2012 Quarter.

Financing Activities

      Uses of cash in financing activities increased $303,430, from $404,030 in the 2011 Quarter to $707,460  in the 2012 Quarter due to increased cash distributions paid to our members.

Financings and Borrowings

Non-Recourse Long-Term Debt

      We had non-recourse debt obligations at March 31, 2012 and December 31, 2011 of $32,728,816 and $33,679,720, respectively.  Our non-recourse debt obligations consist of notes payable in which the lender has a security interest in the underlying equipment and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee.   If the lessee were to default on the underlying lease, the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt.  Our existing leases have funded, and we anticipate will continue to fund, these obligations.

   At March 31, 2012, we had $9,093,732 of current assets and $31,239,655 of current liabilities, which resulted in a $22,145,923 working capital deficit. Of the $31,239,655 of current liabilities, $29,128,816 consisted of payments due on our non-recourse debt. The primary reason for this deficit is a balloon payment of approximately $22,750,000, which was due in November of 2011 related to the non-recourse financing of Aircraft 128. Our Manager is currently negotiating with the lender to refinance this debt. While there can be no assurances that the refinancing will be successful, the Manager believes that the completion of the refinancing is probable. Should the negotiations with the current lender be unsuccessful, the Manager’s options include selling the aircraft or returning the aircraft to the lender in full satisfaction of the debt. Our Manager believes that the cash we currently have available, the cash being generated from our remaining leases, and the proceeds we expect to receive from equipment and asset sales will be sufficient to continue our operations into the foreseeable future. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ businesses that are beyond our control.

Distributions

      We, at our Manager’s discretion, paid monthly distributions to each of our additional members beginning the first month after each such member was admitted through the end of our operating period, which was on April 30, 2008. During the liquidation period, we plan to make distributions in accordance with the terms of our LLC Agreement. We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets and our receipt of rental and other income from our investments. We paid distributions to additional members and our Manager of $700,385 and $7,075, respectively, during the 2012 Quarter.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

      At March 31, 2012, we had non-recourse debt obligations in which the lender has a security interest in the equipment and assignment of the rental payments under the lease.  In such cases, the lender is being paid directly by the lessee. If the lessee defaults on the lease, the equipment would be returned to the lender in satisfaction of the non-recourse debt. At March 31, 2012, our outstanding non-recourse debt obligations were $32,728,816.

      As a condition of the lease with AA for Aircraft 128, we agreed to perform an upgrade of the aircraft during 2012.  During the upgrade, the aircraft will be out of service for approximately one month.  The upgrade is estimated to cost approximately $2,700,000.  Aircraft 126, which is owned by a joint venture between the LLC and Fund Eight B, agreed to perform the same upgrade to Aircraft 126 at a comparable cost.

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

Off-Balance Sheet Transactions

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

      In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2012, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Accounting and Financial Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

      There have been no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell or redeem any shares of limited liability company interests during the three months ended March 31, 2012.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

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

May 11, 2012

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Managing Director
(Principal Accounting and Financial Officer)

20