Form 10-Q
period 2012-06-30
ICON INCOME FUND NINE LLC
filed 2012-08-13
CIK 1157522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2012

or
[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-50217

ICON Income Fund Nine, LLC
(Exact name of registrant as specified in its charter)

Delaware	13-4183234
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer [  ]     Accelerated filer [  ]     Non-accelerated filer [  ] (Do not check if a smaller reporting company)    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes   [X] No

Number of outstanding shares of limited liability company interests of the registrant on August 6, 2012 is 97,955.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets
	June 30,
	2012	December 31,
	(unaudited)	2011
Current assets:
Cash and cash equivalents	$2,154,281	$1,715,911
Current portion of net investment in finance leases	7,208,464	6,619,888
Equipment held for sale	33,082	-
Other current assets	779,910	400,981

Total current assets	10,175,737	8,736,780

Non-current assets:
Net investment in finance leases, less current portion	2,002,307	5,759,946
Leased equipment at cost (less accumulated depreciation of
$16,051,634 and $15,807,492, respectively)	32,401,546	34,491,282
Other non-current assets, net	45,111	66,667

Total non-current assets	34,448,964	40,317,895

Total Assets	$44,624,701	$49,054,675

Liabilities and Members' Equity

Current liabilities:
Current portion of non-recourse long-term debt	$29,978,640	$28,279,720
Interest rate swap contracts	321,258	548,169
Accrued expenses and other current liabilities	1,521,752	1,224,223

Total current liabilities	31,821,650	30,052,112

Non-current liabilities:
Non-recourse long-term debt, less current portion	1,800,000	5,400,000

Total Liabilities	33,621,650	35,452,112

Commitments and contingencies (Note 8)

Members' Equity:
Additional Members	12,061,844	14,855,432
Manager	(747,767)	(719,549)
Accumulated other comprehensive loss	(311,026)	(533,320)

Total Members' Equity	11,003,051	13,602,563

Total Liabilities and Members' Equity	$44,624,701	$49,054,675

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Rental income	$1,168,018	$3,108,258	$2,061,655	$5,782,620
Finance income	462,232	715,709	991,937	1,488,321
Income from investments in joint ventures	-	30,202	-	67,908
Net gain on sales of equipment	5,984	-	49,196	-
Interest and other income	943	22,603	1,083	33,440

Total revenue	1,637,177	3,876,772	3,103,871	7,372,289

Expenses:
General and administrative	236,543	149,655	456,592	351,765
Repair and maintenance	48,880	-	818,576	-
Vessel operating expense	-	87,542	-	87,542
Interest	569,675	751,108	1,164,006	1,594,174
Depreciation and amortization	1,321,042	1,194,290	1,793,807	2,513,471
Impairment loss	-	11,034,993	-	22,314,396
Other operating expenses	3,606	-	126,887	-

Total expenses	2,179,746	13,217,588	4,359,868	26,861,348

Net loss	$(542,569)	$(9,340,816)	$(1,255,997)	$(19,489,059)

Net loss allocable to:
Additional Members	$(537,143)	$(9,247,408)	$(1,243,437)	$(19,294,169)
Manager	(5,426)	(93,408)	(12,560)	(194,890)

	$(542,569)	$(9,340,816)	$(1,255,997)	$(19,489,059)

Comprehensive loss:
Net loss	$(542,569)	$(9,340,816)	$(1,255,997)	$(19,489,059)
Change in valuation of interest rate swap contracts	113,658	147,537	222,294	393,989

Total comprehensive loss	$(428,911)	$(9,193,279)	$(1,033,703)	$(19,095,070)

Weighted average number of additional shares
of limited liability company interests outstanding	97,955	97,955	97,955	97,955

Net loss per weighted average additional share
of limited liability company interests outstanding	$(5.48)	$(94.40)	$(12.69)	$(196.97)

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Members' Equity

	Additional Members	Additional		Accumulated Other Comprehensive	Total Members'
	Shares	Members	Manager	Loss	Equity
Balance, December 31, 2011	97,955	$14,855,432	$(719,549)	$(533,320)	$13,602,563

Net loss	-	(706,294)	(7,134)	-	(713,428)
Change in valuation of interest rate swap contracts	-	-	-	108,636	108,636
Cash distributions	-	(700,385)	(7,075)	-	(707,460)

Balance, March 31, 2012 (unaudited)	97,955	13,448,753	(733,758)	(424,684)	12,290,311

Net loss	-	(537,143)	(5,426)	-	(542,569)
Change in valuation of interest rate swap contracts	-	-	-	113,658	113,658
Cash distributions	-	(849,766)	(8,583)	-	(858,349)

Balance, June 30, 2012 (unaudited)	97,955	$12,061,844	$(747,767)	$(311,026)	$11,003,051

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,255,997)	$(19,489,059)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	-	(5,025,000)
Finance income	(991,937)	(1,488,321)
Income from investments in joint ventures	-	(67,908)
Net gain on sales of equipment	(49,196)	-
Depreciation and amortization	1,793,807	2,513,471
Interest expense on non-recourse financing paid directly to lenders by lessees	349,718	1,386,224
Interest expense from amortization of debt financing costs	14,653	59,142
Impairment loss	-	22,314,396
Paid-in-kind interest	798,921	-
Changes in operating assets and liabilities:
Collection of finance leases	1,099,821	910,281
Other assets, net	(429,373)	(1,027,773)
Deferred revenue	-	(726,504)
Accrued expenses and other current liabilities	354,813	1,893,718

Net cash provided by operating activities	1,685,230	1,252,667

Cash flows from investing activities:
Proceeds from sales of equipment	318,949	265,583

Net cash provided by investing activities	318,949	265,583

Cash flows from financing activities:
Cash distributions to members	(1,565,809)	(909,478)

Net cash used in financing activities	(1,565,809)	(909,478)

Net increase in cash and cash equivalents	438,370	608,772

Cash and cash equivalents, beginning of the period	1,715,911	929,220

Cash and cash equivalents, end of the period	$2,154,281	$1,537,992

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest on non-recourse long-term debt paid directly to lenders by lessees	$3,061,179	$8,275,719
Reclassification of leased equipment at cost to equipment held for sale	$86,012	$8,195,419

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(1)        Basis of Presentation and Consolidation

      The accompanying consolidated financial statements of ICON Income Fund Nine, LLC (the “LLC”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  In the opinion of the manager of the LLC, ICON Capital Corp., a Delaware corporation (the “Manager”), all adjustments, which are of a normal, recurring nature, considered necessary for a fair presentation have been included. These consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2011. The results for the interim period are not necessarily indicative of the results for the full year.

      The consolidated financial statements include the accounts of the LLC and its majority-owned subsidiaries and other controlled entities. All intercompany accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

      In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs, which amends its guidance related to fair value measurements in order to align the definition of fair value measurements and the related disclosure requirements between US GAAP and International Financial Reporting Standards. The new guidance also changes certain existing fair value measurement principles and disclosure requirements. The adoption of ASU 2011-04 became effective for the LLC on January 1, 2012. The adoption of these additional disclosures did not have a material impact on the LLC’s consolidated financial statements.

      In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which revises the manner in which companies present comprehensive income in their financial statements. The new guidance removes the option to report other comprehensive income and its components in the statement of changes in equity and instead requires presentation in one continuous statement of comprehensive income or two separate but consecutive statements. The adoption of ASU 2011-05 became effective for the LLC on January 1, 2012. The adoption of this guidance did not have a material impact on the LLC’s consolidated financial statements, as it only required a change in the format of presentation.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(2)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	June 30,	December 31,
	2012	2011

Minimum rents receivable	$10,402,500	$14,563,500
Unearned income	(1,191,729)	(2,183,666)

Net investment in finance leases	9,210,771	12,379,834

Less: Current portion of net investment in finance leases	7,208,464	6,619,888

Net investment in finance leases, less current portion	$2,002,307	$5,759,946

Credit Quality of Direct Finance Leases and Allowance for Credit Losses

    The Manager weighs all credit decisions based on a combination of external credit ratings as well as internal credit evaluations of all lessees. A lessee’s credit is analyzed using those credit ratings as well as the lessee’s financial statements and other financial data deemed relevant.

    As the LLC’s direct finance leases are limited in number, the LLC is able to estimate the allowance for credit losses based on a detailed analysis of each lease as opposed to using portfolio based metrics and allowance for credit losses. Leases are analyzed quarterly and categorized as either performing or non-performing based on payment history. If a lease becomes non-performing due to a lessee’s missed scheduled payments or failed financial covenants, the Manager analyzes whether a reserve should be established or whether the lease should be restructured. Material events would be specifically disclosed in the discussion of each lease held.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(3)	Leased Equipment at Cost

       Leased equipment at cost consisted of the following:

	June 30,	December 31,
	2012	2011
Aircraft	$48,453,180	$48,453,180
Manufacturing, telecommunications and computer equipment	-	1,845,594
	48,453,180	50,298,774

Less: Accumulated depreciation	16,051,634	15,807,492

	$32,401,546	$34,491,282

Depreciation expense was $1,317,785 and $1,786,901 for the three and six months ended June 30, 2012, respectively.  Depreciation expense was $1,189,680 and $2,503,994 for the three and six months ended June 30, 2011, respectively.

Aircraft

      The LLC owns an Airbus A340-313X aircraft (“Aircraft 128”). The previous lease of Aircraft 128 expired on November 30, 2011. In connection with preparing the aircraft for re-lease, for the six months ended June 30, 2012, the LLC incurred approximately $819,000 in repairs and maintenance expense, which consisted primarily of cabin preparation and mechanical and airworthiness services. On February 16, 2012, Aircraft 128 was delivered to the new lessee, Aerolineas Argentinas (“AA”), at which time a new six-year lease commenced. The LLC has an outstanding, non-recourse debt balance related to the aircraft.  At the expiration of the aircraft’s previous lease, a balloon payment of $22,750,000 was due, but was not made,  as the aircraft was still being readied for delivery to AA. As the loan is expected to be refinanced, the lender has agreed not to exercise any of its remedial rights under the loan agreement. The debt continues to accrue interest, which is added to the outstanding principal balance of the debt until such time as the debt is refinanced. At June 30, 2012, the outstanding non-recourse debt balance related to Aircraft 128 was $23,678,640.

Marine Vessel

      As a result of negotiations to remarket certain vessels in 2011, the Manager reviewed the LLC’s investment in ICON Samar LLC and determined that the net book value of the vessel under charter, the Samar Spirit, exceeded the fair value.  As a result, the LLC recognized an impairment charge of approximately $11,279,000 during the quarter ended March 31, 2011. On June 24, 2011, the vessel was returned and classified as equipment held for sale. The Manager modified the exit strategy related to the investment in the vessel and, as a result, the LLC recognized an additional impairment charge of approximately $10,635,000 during the three months ended June 30, 2011. On August 19, 2011, the LLC sold the Samar Spirit for approximately $8,200,000 and on August 24, 2011, the LLC satisfied the remaining third-party debt of approximately $2,500,000.  No gain or loss was recorded as a result of this transaction.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(3)	Leased Equipment at Cost - continued

Ground Transportation Equipment

      During the six months ended June 30, 2012, the LLC sold 41 Great Dane Trailers for approximately $320,000 and recorded an aggregate gain on sale of approximately $49,000.

       At June 30, 2012, all remaining Great Dane Trailers were classified as equipment held for sale.

(4)	Investment in Joint Venture

     The LLC, through a joint venture with ICON Income Fund Eight B L.P. (“Fund Eight B”), an affiliate of the Manager, has a 50% ownership interest in an Airbus A340-313X aircraft (“Aircraft 126”). The previous lease of  Aircraft 126 expired on June 30, 2011. On January 3, 2012, Aircraft 126 was delivered to the new lessee, AA, at which time a new six-year lease commenced. The joint venture has an outstanding, non-recourse debt balance related to the aircraft.  At the expiration of the aircraft’s previous lease, a balloon payment of $32,677,000 was due, but was not made, as the aircraft was still being readied for delivery to AA. As the loan is expected to be refinanced, the lender has agreed not to exercise any of its remedial rights under the loan agreement. The debt continues to accrue interest, which is added to the outstanding principal balance of the debt until such time as the debt is refinanced.

At December 31, 2011 and June 30, 2012, the LLC’s carrying value in the joint venture was $0. For the six months ended June 30, 2012, the LLC did not record its share of the joint venture’s losses since the LLC has no obligation to fund future losses. Information as to the results of operations of ICON Aircraft 126 LLC is summarized below:

	June 30,
	2012	2011

Revenue	$1,725,050	$3,184,286
Net loss	$(1,185,096)	$(145,451)
LLC's share of net loss	$(592,548)	$(72,726)

(5)	Non-Recourse Long-Term Debt

      The LLC acquired three car and truck carrying vessels (“Wilhelmsen Vessels”) on bareboat charter to Wilhelmsen Lines Shipowning AS (“Wilhelmsen”) for cash and non-recourse long-term debt. The non-recourse long-term debt requires quarterly payments ranging from $450,000 to $800,000. The lender has a security interest in the Wilhelmsen Vessels and an assignment of the rental payments under the charters. The LLC paid approximately $630,000 in costs associated with the non-recourse long-term debt refinancing, which were capitalized as debt financing costs and are being amortized as interest expense over the term of the non-recourse long-term debt. For the six months ended June 30, 2012, approximately $14,700 was recorded to interest expense related to the amortization of the non-recourse long-term debt financing costs. At June 30, 2012, the outstanding non-recourse debt balance related to the Wilhelmsen Vessels was $8,100,000.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(5)	Non-Recourse Long-Term Debt - continued

     The LLC entered into three interest rate swap contracts with Fortis Bank NV/SA, New York Branch in order to fix the variable interest rates on the non-recourse long-term debt at 7.02% per year and minimize the risk of interest rate fluctuation.

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

 The LLC recognizes all derivatives as either assets or liabilities on the consolidated balance sheets and measures those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the LLC must document and assess at inception and on an ongoing basis, the LLC recognizes the changes in fair value of such instruments in accumulated other comprehensive income (loss) (“AOCI”), a component of equity on the consolidated balance sheets. For the periods presented, these changes in fair value are the sole component of AOCI. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

      Interest Rate Risk

      The LLC’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements on its variable non-recourse debt. The LLC’s strategy to accomplish these objectives is to match the projected future cash flows with the underlying debt service. Interest rate swaps designated as cash flow hedges involve the receipt of floating-rate interest payments from a counterparty in exchange for the LLC making fixed-rate interest payments over the life of the agreements without exchange of the underlying notional amount.

          Designated Derivatives

At June 30, 2012, the LLC had three floating-to-fixed interest rate swaps relating to the non-recourse debt associated with the three Wilhelmsen Vessels on bareboat charter to Wilhelmsen that were designated and qualifying as cash flow hedges with an aggregate notional amount of $8,100,000.  These interest rate swaps mature on September 23, 2013.

      For these derivatives, the LLC records the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI, and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the statements of operations and comprehensive loss as the impact of the hedged transaction.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(6)	Derivative Financial Instruments – continued

   The table below presents the fair value of the LLC’s derivative financial instruments as well as their classification within the LLC’s consolidated balance sheets as of June 30, 2012 and December 31, 2011:

Derivatives designated as hedging instruments:
	Liability Derivative
		June 30,	December 31,
		2012	2011
	Balance Sheet Location	Fair Value	Fair Value
Interest rate swaps	Interest rate swap contracts	$321,258	$548,169

      The tables below present the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2012 and 2011:

Three Months Ended June 30, 2012
Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swaps	$(5,185)	Interest expense	$(118,843)	Gain (loss) on derivative financial instruments	$-

Six Months Ended June 30, 2012
Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swaps	$(30,087)	Interest expense	$(252,381)	Gain (loss) on derivative financial instruments	$-

Three Months Ended June 30, 2011
Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swaps	$(83,761)	Interest expense	$(231,298)	Gain (loss) on derivative financial instruments	$-

Six Months Ended June 30, 2011
Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swaps	$(102,108)	Interest expense	$(496,097)	Gain (loss) on derivative financial instruments	$-

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(6)        Derivative Financial Instruments – continued

      At June 30, 2012, the total unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was approximately $311,000. During the three and six months ended June 30, 2012, the LLC recorded no hedge ineffectiveness in earnings.

      During the 12 months ending June 30, 2013, the LLC estimates that approximately $297,000 will be reclassified from AOCI to interest expense.

Derivative Risks

      The LLC manages exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that the LLC has with any individual bank and through the use of minimum credit quality standards for all counterparties. The LLC does not require collateral or other security in relation to derivative financial instruments. Since it is the LLC’s policy to enter into derivative contracts only with banks of internationally acknowledged standing, the LLC considers the counterparty risk to be remote.

      As of June 30, 2012 and December 31, 2011, the fair value of the derivatives in a liability position was $321,258 and $548,169, respectively. In the event that the LLC would be required to settle its obligations under the agreements as of June 30, 2012 and December 31, 2011, the termination value would be $327,750 and $562,571, respectively.

(7)        Fair Value Measurements

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

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(7)        Fair Value Measurements - continued

      The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012:

	Level 1	Level 2	Level 3	Total
Liabilities:

Interest rate swap contracts	$-	$321,258	$-	$321,258

     The LLC’s derivative contracts are valued using models based on readily observable market inputs for all substantial terms of the LLC’s derivative contracts and are classified within Level 2.  As permitted by the accounting pronouncements, the LLC uses market prices and pricing models for fair value measurements of its interest rate swaps.  The fair value of the derivative liabilities was recorded in interest rate swap contracts within the consolidated balance sheets.

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

       The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis, of which the fair value information presented is not current but rather as of the date the impairment was taken, and the carrying value of the asset at December 31, 2011:

	Carrying Value at December 31, 2011	Level 1	Level 2	Level 3	Impairment loss for the Six Months Ended June 30 , 2011
Equipment held for sale	$-	$-	$8,195,419	$-	$21,914,320
Other non-current assets, net	$-	$-	$754,592	$-	$400,076

                   No such valuations were required to be performed for the period ended June 30, 2012.

      Certain non-financial assets are valued based on readily observable market inputs and are classified within Level 2. As permitted by the accounting pronouncements, the LLC uses market prices and prices determined based on arm’s length negotiated transactions with a third party for fair value measurements of its non-financial assets.

      Fair value information with respect to the LLC’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates.  The estimated fair value of the LLC’s non-recourse long-term debt was based on the discounted value of future cash flows based on recent transactions of this type.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(7)        Fair Value Measurements - continued
	June 30, 2012
		Fair Value
	Carrying Amount	(Level 3)
Fixed rate non-recourse long-term debt	$23,678,640	$23,678,640

 (8)       Commitments and Contingencies

      The LLC entered into certain residual sharing and remarketing agreements with various third parties.  In connection with these agreements, residual proceeds received in excess of specific amounts may be shared with these third parties based on specific formulas. At December 31, 2011 and June 30, 2012, no amounts were accrued related to these agreements.

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

     At the time the LLC acquires or divests of its interest in an equipment lease or other financing transaction, the LLC may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities. The Manager believes that any liability of the LLC that may arise as a result of any such indemnification obligations will not have a material adverse effect on the consolidated financial condition or results of operations of the LLC taken as a whole.

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

Forward-Looking Statements

     Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements.  Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “continue,” “further,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events. They are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected. We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

     We operated as an equipment leasing program in which the capital our members invested was pooled together to make investments, pay fees and establish a small reserve. We primarily acquired equipment subject to lease, purchased equipment and leased it to third-party end users or financed equipment for third parties, provided equipment and other financing and, to a lesser degree, acquired ownership rights to items of leased equipment at lease expiration. Some of our equipment leases were acquired for cash and provide current cash flow, which we refer to as “income” leases. For our other equipment leases, we financed the majority of the purchase price through borrowings from third parties. We refer to these leases as “growth” leases. These growth leases generate little or no current cash flow because substantially all of the rental payments received from the lessee are used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipated that the future value of the leased equipment would exceed the cash portion of the purchase price.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that had a significant impact on our consolidated financial statements as of June 30, 2012. See Note 1 to our consolidated financial statements for a discussion of recent accounting pronouncements.

Results of Operations for the Three Months Ended June 30, 2012 (the “2012 Quarter”) and 2011 (the “2011 Quarter”)

    Revenue for the 2012 Quarter and the 2011 Quarter is summarized as follows:

	Three Months Ended June 30,
	2012	2011	Change
Rental income	$1,168,018	$3,108,258	$(1,940,240)
Finance income	462,232	715,709	(253,477)
Income from investments in joint ventures	-	30,202	(30,202)
Net gain on sales of equipment	5,984	-	5,984
Interest and other income	943	22,603	(21,660)

Total revenue	$1,637,177	$3,876,772	$(2,239,595)

      Total revenue for the 2012 Quarter decreased $2,239,595, or 57.8%, as compared to the 2011 Quarter.  The decrease in rental income was primarily due to the expiration of the Samar Spirit bareboat charter on June 24, 2011 and the commencement of a new lease of Aircraft 128 on February 16, 2012 at a lower rental rate than the previous lease, which expired on November 30, 2011. The decrease in finance income was primarily due to the normal lifecycle of our bareboat charters with Wilhelmsen, which experience scheduled, declining revenue over the course of the bareboat charters.

    Expenses for the 2012 Quarter and the 2011 Quarter are summarized as follows:

	Three Months Ended June 30,
	2012	2011	Change
General and administrative	$236,543	$149,655	$86,888
Repairs and maintenance	48,880	-	48,880
Vessel operating expense	-	87,542	(87,542)
Interest	569,675	751,108	(181,433)
Depreciation and amortization	1,321,042	1,194,290	126,752
Impairment loss	-	11,034,993	(11,034,993)
Other operating expenses	3,606	-	3,606

Total expenses	$2,179,746	$13,217,588	$(11,037,842)

  Total expenses for the 2012 Quarter decreased $11,037,842, or 83.5%, as compared to the 2011 Quarter. The decrease in total expenses was primarily due to no 2012 Quarter expenses having the same magnitude as the impairment loss of approximately $11,000,000 taken in the 2011 Quarter related to the Samar Spirit. Interest expense decreased due to the reduction in the average outstanding debt balance associated with the Wilhelmsen vessels.

Net Loss

     As a result of the foregoing factors, net loss for the 2012 Quarter and the 2011 Quarter was $542,569 and $9,340,816, respectively. Net loss per weighted average additional share of limited liability company interests outstanding for the 2012 Quarter and the 2011 Quarter was $5.48 and $94.40, respectively.

Results of Operations for the Six Months Ended June 30, 2012 (the “2012 Period”) and 2011 (the “2011 Period”)

    Revenue for the 2012 Period and the 2011 Period is summarized as follows:

	Six Months Ended June 30,
	2012	2011	Change
Rental income	$2,061,655	$5,782,620	$(3,720,965)
Finance income	991,937	1,488,321	(496,384)
Income from investments in joint ventures	-	67,908	(67,908)
Net gain on sales of equipment	49,196	-	49,196
Interest and other income	1,083	33,440	(32,357)

Total revenue	$3,103,871	$7,372,289	$(4,268,418)

     Total revenue for the 2012 Period decreased $4,268,418, or 57.9%, as compared to the 2011 Period.  The decrease in rental income was primarily due to the expiration of the Samar Spirit bareboat charter on June 24, 2011 and the commencement of a new lease of Aircraft 128 on February 16, 2012 at a lower rental rate than the previous lease, which expired on November 30, 2011. The decrease in finance income was primarily due to the normal lifecycle of our bareboat charters with Wilhelmsen, which experience scheduled, declining revenue over the course of the bareboat charters.

  Expenses for the 2012 Period and the 2011 Period are summarized as follows:

	Six Months Ended June 30,
	2012	2011	Change
General and administrative	$456,592	$351,765	$104,827
Repair and maintenance	818,576	-	818,576
Vessel operating expense	-	87,542	(87,542)
Interest	1,164,006	1,594,174	(430,168)
Depreciation and amortization	1,793,807	2,513,471	(719,664)
Impairment loss	-	22,314,396	(22,314,396)
Other operating expenses	126,887	-	126,887

Total expenses	$4,359,868	$26,861,348	$(22,501,480)

     Total expenses for the 2012 Period decreased $22,501,480 or 83.8%, as compared to the 2011 Period. The decrease in total expenses was primarily due to no 2012 Period expenses having the same magnitude as the impairment loss of approximately $22,300,000 taken in the 2011 Period related to the Samar Spirit. Depreciation and amortization expense decreased as a result of the sale of the Samar Spirit during 2011. The decrease was offset by an increase in repair and maintenance expense incurred during the 2012 Period to prepare Aircraft 128 for delivery to AA. Interest expense decreased due to the reduction in the average outstanding debt balance associated with the Wilhelmsen vessels. General and administrative expenses increased due to an increase in tax expenses during the 2012 Period.

Net Loss

     As a result of the foregoing factors, net loss for the 2012 Period and the 2011 Period was $1,255,997 and $19,489,059, respectively. Net loss per weighted average additional share of limited liability company interests outstanding for the 2012 Period and the 2011 Period was $12.69 and $196.97, respectively.

Financial Condition

     This section discusses the major balance sheet variances at June 30, 2012 compared to December 31, 2011.

Total Assets

     Total assets decreased $4,429,974 from $49,054,675 at December 31, 2011 to $44,624,701 at June 30, 2012. The decrease was primarily due to the continued depreciation of our leased equipment at cost and distributions paid to our members.

Total Liabilities

     Total liabilities decreased $1,830,462, from $35,452,112 at December 31, 2011 to $33,621,650 at June 30, 2012. The decrease was primarily due to repayments of our non-recourse debt.

Members’ Equity

     Members’ equity decreased $2,599,512, from $13,602,563 at December 31, 2011 to $11,003,051 at June 30, 2012. The decrease was primarily due to the results of our operations and distributions paid to our members.

Liquidity and Capital Resources

     At June 30, 2012 and December 31, 2011, we had cash and cash equivalents of $2,154,281 and $1,715,911, respectively. During our liquidation period, our main sources of cash have been and continue to be proceeds from sales of equipment as well as from collections of rents on non-leveraged direct finance leases, and our main use of cash has been and will continue to be distributions to our members.

Operating Activities

     Sources of cash from operating activities increased $432,563, from $1,252,667 in the 2011 Period to $1,685,230  in the 2012 Period. The increase was primarily a result of the collection of rentals related to our finance leases and lease with AA.

Investing Activities

     Sources of cash from investing activities increased $53,366, from $265,583 in the 2011 Period to $318,949  in the 2012 Period. The increase was due to more significant sales of equipment during the 2012 Period.

Financing Activities

     Uses of cash in financing activities increased $656,331, from $909,478 in the 2011 Period to $1,565,809 in the 2012 Period due to increased cash distributions paid to our members.

Financings and Borrowings

Non-Recourse Long-Term Debt

     We had non-recourse debt obligations at June 30, 2012 and December 31, 2011 of $31,778,640  and $33,679,720, respectively.  Our non-recourse debt obligations consist of notes payable in which the lender has a security interest in the underlying lease equipment and an assignment of the rental payments under the lease, in which case the lender is being paid directly by the lessee.   If the lessee were to default on the underlying lease, the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt.  Our existing leases have funded, and we anticipate will continue to fund, these obligations.

      At June 30, 2012, we had $10,175,737 of current assets and $31,821,650 of current liabilities, which resulted in a $21,645,913 working capital deficit. Of the $31,821,650 of current liabilities, $29,978,640 consisted of payments due on our non-recourse debt. The primary reason for this deficit was a balloon payment of approximately $22,750,000, which was due in November of 2011 related to the non-recourse financing of Aircraft 128. Our Manager is currently negotiating with the lender to refinance this debt. While there can be no assurances that the refinancing will be successful, our Manager believes that the completion of the refinancing is probable. Should the negotiations with the current lender be unsuccessful, our Manager’s options include selling the aircraft or returning the aircraft to the lender in full satisfaction of the debt. Our Manager believes that the cash we currently have available, the cash being generated from our remaining leases, and the proceeds we expect to receive from equipment and asset sales will be sufficient to continue our operations into the foreseeable future. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ businesses that are beyond our control.

Distributions

     We, at our Manager’s discretion, paid monthly distributions to each of our additional members beginning the first month after each such member was admitted through the end of our operating period, which was on April 30, 2008. During the liquidation period, we plan to make distributions in accordance with the terms of our LLC Agreement. We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets and our receipt of rental and other income from our investments. We paid distributions to additional members and our Manager of $1,550,151 and $15,658, respectively, during the 2012 Period.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

     At June 30, 2012, we had non-recourse debt obligations in which the lender has a security interest in the equipment and assignment of the rental payments under the lease.  In such case, the lender is being paid directly by the lessee. If the lessee defaults on the lease, the equipment would be returned to the lender in satisfaction of the non-recourse debt. At June 30, 2012, our outstanding non-recourse debt obligations were $31,778,640.

     As a condition of the lease with AA for Aircraft 128, we agreed to perform an upgrade of the aircraft during 2012.  During the upgrade period, the aircraft will be out of service for approximately one month.  The upgrade is estimated to cost approximately $2,700,000.  Aircraft 126, which is owned by a joint venture between us and Fund Eight B, agreed to perform the same upgrade to Aircraft 126 at a comparable cost.

     At the time we acquire or divest our interest in an equipment lease or other financing transaction, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities. Our Manager believes that any liability of ours that may arise as a result of any such indemnification obligations will not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.

Off-Balance Sheet Transactions

    None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

     In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2012, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

     There have been no changes in our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell or redeem any shares of limited liability company interests during the three months ended June 30, 2012.

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer.

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: August 10, 2012

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Managing Director
(Principal Financial and Accounting Officer)

22