Form 10-Q
period 2012-09-30
ICON INCOME FUND NINE LLC
filed 2012-11-13
CIK 1157522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2012

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number:_	000-50217

ICON Income Fund Nine, LLC
(Exact name of registrant as specified in its charter)

Delaware	13-4183234
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip code)

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

 ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☑ Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☑   No

Number of outstanding shares of limited liability company interests of the registrant on November 8, 2012 is 97,955.

ICON Income Fund Nine, LLC

 PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets
	September 30,	December 31,
	2012	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,739,048	$1,715,911
Current portion of net investment in finance leases	7,522,093	6,619,888
Other current assets	418,847	400,981
Total current assets	11,679,988	8,736,780
Non-current assets:
Net investment in finance leases, less current portion	-	5,759,946
Leased equipment at cost (less accumulated depreciation of
$16,951,702 and $15,807,492, respectively)	31,501,478	34,491,282
Other non-current assets	18,405	66,667
Total non-current assets	31,519,883	40,317,895
Total assets	$43,199,871	$49,054,675

Liabilities and Members' Equity
Current liabilities:
Current portion of non-recourse long-term debt	$30,839,827	$28,279,720
Derivative financial instruments	224,739	548,169
Maintenance reserves	1,274,721	-
Security deposit	790,000	790,000
Accrued expenses and other current liabilities	308,060	434,223
Total current liabilities	33,437,347	30,052,112
Non-current liabilities:
Non-recourse long-term debt, less current portion	-	5,400,000
Total liabilities	33,437,347	35,452,112

Commitments and contingencies (Note 8)

Members' equity:
Additional members	10,741,610	14,855,432
Manager	(761,102)	(719,549)
Accumulated other comprehensive loss	(217,984)	(533,320)
Total members' equity	9,762,524	13,602,563
Total liabilities and members' equity	$43,199,871	$49,054,675
See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue:
Rental income	$575,518	$2,380,408	$2,637,174	$8,163,028
Finance income	391,822	656,326	1,383,759	2,144,647
Loss from investments in joint ventures	-	(405,898)	-	(337,990)
Net gain on sales of equipment	11,419	-	60,615	-
Interest and other income	322	156	1,405	33,596
Total revenue	979,081	2,630,992	4,082,953	10,003,281

Expenses:
General and administrative	163,063	258,163	619,655	609,928
Repairs and maintenance	(17,879)	-	800,697	-
Vessel operating expenses	-	1,125,193	-	1,212,735
Interest	557,108	801,951	1,721,115	2,396,125
Depreciation and amortization	902,889	898,832	2,696,696	3,412,303
Impairment loss	-	-	-	22,314,396
Other operating expenses	-	-	126,887	-
Total expenses	1,605,181	3,084,139	5,965,050	29,945,487
Net loss	$(626,100)	$(453,147)	$(1,882,097)	$(19,942,206)

Net loss allocable to:
Additional members	$(619,839)	$(448,616)	$(1,863,276)	$(19,742,785)
Manager	(6,261)	(4,531)	(18,821)	(199,421)
	$(626,100)	$(453,147)	$(1,882,097)	$(19,942,206)

Comprehensive loss:
Net loss	$(626,100)	$(453,147)	$(1,882,097)	$(19,942,206)
Change in fair value of derivative financial instruments	93,042	165,374	315,336	559,363
Total comprehensive loss	$(533,058)	$(287,773)	$(1,566,761)	$(19,382,843)

Weighted average number of additional shares of
limited liability company interests outstanding	97,955	97,955	97,955	97,955
Net loss per weighted average additional share of
limited liability company interests outstanding	$(6.33)	$(4.58)	$(19.02)	$(201.55)
See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Members' Equity
	Additional
	Shares of			Accumulated
	Limited Liability			Other	Total
	Company	Additional		Comprehensive	Members'
	Interests	Members	Manager	Loss	Equity
Balance, December 31, 2011	97,955	$14,855,432	$(719,549)	$(533,320)	$13,602,563
Net loss	-	(706,294)	(7,134)	-	(713,428)
Change in fair value of derivative financial
instruments	-	-	-	108,636	108,636
Cash distributions	-	(700,385)	(7,075)	-	(707,460)
Balance, March 31, 2012 (unaudited)	97,955	13,448,753	(733,758)	(424,684)	12,290,311
Net loss	-	(537,143)	(5,426)	-	(542,569)
Change in fair value of derivative financial
instruments	-	-	-	113,658	113,658
Cash distributions	-	(849,766)	(8,583)	-	(858,349)
Balance, June 30, 2012 (unaudited)	97,955	12,061,844	(747,767)	(311,026)	11,003,051
Net loss	-	(619,839)	(6,261)	-	(626,100)
Change in fair value of derivative financial
instruments	-	-	-	93,042	93,042
Cash distributions	-	(700,395)	(7,074)	-	(707,469)
Balance, September 30, 2012 (unaudited)	97,955	$10,741,610	$(761,102)	$(217,984)	$9,762,524
See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
(unaudited)
	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,882,097)	$(19,942,206)
Adjustments to reconcile net loss to net cash provided by operating activities:
Rental income paid directly to lenders by lessees	-	(6,510,000)
Finance income	(1,383,759)	(2,144,647)
Loss from investments in joint ventures	-	337,990
Net gain on sales of equipment	(60,615)	-
Depreciation and amortization	2,696,696	3,412,303
Interest expense on non-recourse financing paid directly to lenders by lessees	501,558	2,036,155
Interest expense from amortization of debt financing costs	20,563	200,103
Impairment loss	-	22,314,396
Paid-in-kind interest	1,210,108	-
Changes in operating assets and liabilities:
Collection of finance leases	1,681,848	1,398,591
Other assets	(5,833)	(9,990)
Deferred revenue	-	(833,647)
Accrued expenses and other current liabilities	(75,724)	168,289
Net cash provided by operating activities	2,702,745	427,337
Cash flows from investing activities:
Proceeds from sales of equipment	318,949	8,461,003
Distributions received from joint ventures in excess of profits	-	754,592
Net cash provided by investing activities	318,949	9,215,595
Cash flows from financing activities:
Cash distributions to members	(2,273,278)	(1,364,632)
Repayment of non-recourse long-term debt	-	(2,500,000)
Maintenance reserves receipts	1,274,721	-
Net cash used in financing activities	(998,557)	(3,864,632)
Net increase in cash and cash equivalents	2,023,137	5,778,300
Cash and cash equivalents, beginning of period	1,715,911	929,220
Cash and cash equivalents, end of period	$3,739,048	$6,707,520

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest on non-recourse long-term debt paid directly to lenders by lessees	$4,559,652	$11,352,909
See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

(1)     Basis of Presentation and Consolidation

The accompanying consolidated financial statements of ICON Income Fund Nine, LLC (the “LLC”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  In the opinion of the manager of the LLC, ICON Capital Corp., a Delaware corporation (the “Manager”), all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. These consolidated financial statements should be read together with the consolidated financial statements and notes included in the LLC’s Annual Report on Form 10-K for the year ended December 31, 2011. The results for the interim period are not necessarily indicative of the results for the full year.

      The consolidated financial statements include the accounts of the LLC and its majority-owned subsidiaries and other controlled entities. All intercompany accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

      In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends its guidance related to fair value measurements in order to align the definition of fair value measurements and the related disclosure requirements between U.S. GAAP and International Financial Reporting Standards. The new pronouncement also changes certain existing fair value measurement principles and disclosure requirements. The adoption of ASU 2011-04 became effective for the LLC on January 1, 2012 and did not have a material impact on the LLC’s consolidated financial statements.

      In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which revises the manner in which companies present comprehensive income in their financial statements. The new pronouncement removes the option to report other comprehensive income and its components in the statement of changes in equity and instead requires presentation in one continuous statement of comprehensive income or two separate but consecutive statements. The adoption of ASU 2011-05 became effective for the LLC on January 1, 2012 and did not have a material impact on the LLC’s consolidated financial statements, as it only required a change in the format of presentation.

(2)     Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	September 30,	December 31,
	2012	2011
Minimum rents receivable	$8,322,000	$14,563,500
Unearned income	(799,907)	(2,183,666)
Net investment in finance leases	7,522,093	12,379,834
Less: current portion of net investment in finance leases	7,522,093	6,619,888
Net investment in finance leases, less current portion	$-	$5,759,946

ICON Income Fund Nine, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

Credit Quality of Direct Finance Leases and Credit Loss Reserve

The Manager weighs all credit decisions based on a combination of external credit ratings as well as internal credit evaluations of all lessees. A lessee’s credit is analyzed using those credit ratings as well as the lessee’s financial statements and other financial data deemed relevant.

As the LLC’s direct finance leases are limited in number, the LLC is able to estimate the credit loss reserve based on a detailed analysis of each lease as opposed to using portfolio based metrics and credit loss reserve. Leases are analyzed quarterly and categorized as either performing or non-performing based on payment history. If a lease becomes non-performing due to a lessee’s missed scheduled payments or failed financial covenants, the Manager analyzes whether a credit loss reserve should be established or whether the lease should be restructured. Material events would be specifically disclosed in the discussion of each lease held.

(3)     Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	September 30,	December 31,
	2012	2011
Aircraft	$48,453,180	$48,453,180
Manufacturing, telecommunications and computer equipment	-	1,845,594
Leased equipment at cost	48,453,180	50,298,774
Less: accumulated depreciation	16,951,702	15,807,492
Leased equipment at cost, less accumulated depreciation	$31,501,478	$34,491,282

Depreciation expense was $900,068 and $2,686,969 for the three and nine months ended September 30, 2012, respectively.  Depreciation expense was $894,507 and $3,398,501 for the three and nine months ended September 30, 2011, respectively.

   Aircraft

The LLC owns an Airbus A340-313X aircraft (“Aircraft 128”).  The previous lease of Aircraft 128 expired on November 30, 2011.  In connection with preparing the aircraft for re-lease, for the three and nine months ended September 30, 2012, the LLC incurred approximately $(18,000) and $801,000, respectively, in repairs and maintenance expense, which consisted primarily of cabin preparation and mechanical and airworthiness services.  On February 16, 2012, Aircraft 128 was delivered to the new lessee, Aerolineas Argentinas (“AA”), at which time a new six-year lease commenced.  The LLC has an outstanding, non-recourse long-term debt balance related to Aircraft 128.  At the expiration of Aircraft 128’s previous lease, a balloon payment of $22,750,000 was due, but was not made, as the aircraft was still being readied for delivery to AA.  As the loan is expected to be refinanced, the lender has agreed not to exercise any of its remedial rights under the loan agreement.  The debt continues to accrue interest, which is added to the outstanding principal balance of the debt until such time as the debt is refinanced.  At September 30, 2012, the outstanding non-recourse long-term debt balance related to Aircraft 128 was approximately $24,090,000.

In addition to lease payments, the lessee is required to fund maintenance reserves to ensure necessary funds are available for the repairs and maintenance of Aircraft 128.  Funds will be reimbursed to the lessee as expenses are

ICON Income Fund Nine, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

incurred by the lessee. At the expiration of the lease, the LLC will retain and recognize as revenue any remaining maintenance reserves.

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

   Ground Transportation Equipment

During the nine months ended September 30, 2012, the LLC sold all remaining Great Dane Trailers for approximately $364,000 and recorded a net gain on sales of equipment of approximately $61,000.

(4)     Investment in Joint Venture

The LLC, through a joint venture with ICON Income Fund Eight B L.P. (“Fund Eight B”), an affiliate of the Manager, has a 50% ownership interest in an Airbus A340-313X aircraft (“Aircraft 126”).  The previous lease of  Aircraft 126 expired on June 30, 2011.  On January 3, 2012, Aircraft 126 was delivered to the new lessee, AA, at which time a new six-year lease commenced.  The joint venture has an outstanding, non-recourse debt balance related to Aircraft 126.  At the expiration of Aircraft 126’s previous lease, a balloon payment of $32,677,000 was due, but was not made, as the aircraft was still being readied for delivery to AA.  As the loan is expected to be refinanced, the lender has agreed not to exercise any of its remedial rights under the loan agreement.  The debt continues to accrue interest, which is added to the outstanding principal balance of the debt until such time as the debt is refinanced.

At September 30, 2012 and December 31, 2011, the LLC’s carrying value in the joint venture was $0.  For the three and nine months ended September 30, 2012, there was no loss from investments in joint ventures as the LLC’s investment has been reduced to zero and the LLC is no longer required to record its share of the joint venture’s losses.  Information as to the results of operations of ICON Aircraft 126 LLC is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue	$473,998	$506,000	$2,396,548	$3,690,286
Net loss	$(578,387)	$(811,798)	$(1,576,306)	$(666,347)
LLC’s share of net loss	$(289,193)	$(405,899)	$(788,153)	$(333,174)

(5)     Non-Recourse Long-Term Debt

The LLC acquired three car and truck carrying vessels (“Wilhelmsen Vessels”) on bareboat charter to Wilhelmsen Lines Shipowning AS (“Wilhelmsen”) for cash and non-recourse long-term debt.  The non-recourse

ICON Income Fund Nine, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

long-term debt requires quarterly payments ranging from $450,000 to $600,000.  The lender has a security interest in the Wilhelmsen Vessels and an assignment of the rental payments under the charters.  The LLC paid approximately $630,000 in costs associated with the non-recourse long-term debt refinancing, which was capitalized as debt financing costs and is being amortized as interest expense over the term of the non-recourse long-term debt. For the three and nine months ended September 30, 2012, approximately $6,000 and $21,000, respectively, was recorded to interest expense related to the amortization of the non-recourse long-term debt financing costs.  At September 30, 2012, the outstanding non-recourse long-term debt balance related to the Wilhelmsen Vessels was $6,750,000.

The LLC entered into three interest rate swap contracts with BNP Paribas in order to fix the variable interest rates on the non-recourse long-term debt related to the Wilhelmsen Vessels at 7.02% per year and minimize the risk of interest rate fluctuation.

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

Interest Rate Risk

The LLC’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements on its variable non-recourse long-term debt.  The LLC’s strategy to accomplish these objectives is to match the projected future cash flows with the underlying debt service.  Interest rate swaps designated as cash flow hedges involve the receipt of floating-rate interest payments from a counterparty in exchange for the LLC making fixed-rate interest payments over the life of the agreements without exchange of the underlying notional amount.

ICON Income Fund Nine, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

Designated Derivatives

As of September 30, 2012, the LLC had three floating-to-fixed interest rate swaps relating to the non-recourse long-term debt associated with the three Wilhelmsen Vessels that were designated and qualifying as cash flow hedges with an aggregate notional amount of $6,750,000.  These interest rate swaps mature on September 23, 2013.

For these derivatives, the LLC records the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the consolidated statements of operations and comprehensive loss as the impact of the hedged transaction.

The table below presents the fair value of the LLC’s derivative financial instruments as well as their classification within the LLC’s consolidated balance sheets as of September 30, 2012 and December 31, 2011:

	Liability Derivatives
		September 30,	December 31,
		2012	2011
	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as
hedging instruments:
Interest rate swaps	Derivative financial instruments	$224,739	$548,169

ICON Income Fund Nine, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

The table below presents the effect of the LLC’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2012 and 2011:

Location of
					Gain (Loss)	Gain (Loss)
					Recognized in	Recognized in
					Income on	Income on
		Amount of	Location of		Derivatives	Derivatives
		Gain (Loss)	Gain (Loss)	Gain (Loss)	(Ineffective	(Ineffective
		Recognized in	Reclassified	Reclassified	Portion and	Portion and
	Derivatives	AOCI on	from AOCI into	from AOCI into	Amounts	Amounts
	Designated as	Derivatives	Income	Income	Excluded from	Excluded from
	Hedging	(Effective	(Effective	(Effective	Effectiveness	Effectiveness
Period	Instruments	Portion)	Portion)	Portion)	Testing)	Testing)
(Gain) Loss
Three Months Ended					on derivative
September 30,	Interest rate		Interest		financial
2012	swaps	$(10,339)	expense	$(103,381)	instruments	$-

(Gain) Loss
Nine Months Ended					on derivative
September 30,	Interest rate		Interest		financial
2012	swaps	$(40,426)	expense	$(355,762)	instruments	$-

(Gain) Loss
Three Months Ended					on derivative
September 30,	Interest rate		Interest		financial
2011	swaps	$(31,654)	expense	$(197,028)	instruments	$-

(Gain) Loss
Nine Months Ended					on derivative
September 30,	Interest rate		Interest		financial
2011	swaps	$(133,762)	expense	$(693,125)	instruments	$-

At September 30, 2012, the total unrealized loss recorded to AOCI  related to the change in fair value of these interest rate swaps was approximately $218,000.  During the three and nine months ended September 30, 2012, the LLC recorded no hedge ineffectiveness in earnings.

During the 12 months ending September 30, 2013, the LLC estimates that approximately $222,000 will be reclassified from AOCI to interest expense.

Derivative Risks

The LLC manages exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that the LLC has with any individual bank and through the use of minimum credit quality

ICON Income Fund Nine, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

standards for all counterparties.  The LLC does not require collateral or other security in relation to derivative financial instruments.  Since it is the LLC’s policy to enter into derivative contracts only with banks of internationally acknowledged standing, the LLC considers the counterparty risk to be remote.

As of September 30, 2012 and December 31, 2011, the fair value of the derivatives in a liability position was $224,739 and $548,169, respectively.  In the event the LLC would be required to settle its obligations under the agreements as of September 30, 2012 and December 31, 2011, the termination value would be $228,604 and $562,571, respectively.

(7)     Fair Value Measurements

Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

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

The following table summarizes the valuation of the LLC’s material financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

	September 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative financial
instruments	$-	$224,739	$-	$224,739	$-	$548,169	$-	$548,169

The LLC’s derivative contracts are valued using models based on readily observable market inputs for all substantial terms of the LLC’s derivative contracts and are classified within Level 2.  As permitted by the accounting pronouncements, the LLC uses market prices and pricing models for fair value measurements of its derivative financial instruments.  The fair value of the derivative financial instruments was recorded in derivative financial instruments within the consolidated balance sheets.

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

ICON Income Fund Nine, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

The following table summarizes the valuation of the LLC’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis, of which the fair value information presented is not current but rather as of the date the impairment was recorded, and the carrying value of the asset at December 31, 2011.

					Impairment Loss
					for the
	Carrying Value at	Fair Value at Impairment Date			Nine Months Ended
	December 31, 2011	Level 1	Level 2	Level 3	September 30, 2011

Equipment held for sale	$-	$-	$8,195,419	$-	$21,914,320
Other non-current assets	$-	$-	$754,592	$-	$400,076

Certain non-financial assets are valued based on readily observable market inputs and are classified within Level 2.  As permitted by the accounting pronouncements, the LLC uses market prices and prices determined based on arm’s length negotiated transactions with a third party for fair value measurements of its non-financial assets.

Fair value information with respect to the LLC’s leased assets and liabilities is not separately provided since the current accounting pronouncements do not require fair value disclosures of lease arrangements.  The estimated fair value of the LLC’s non-recourse long-term debt was based on the discounted value of future cash flows related to the loan based on recent transactions of this type.

	September 30, 2012
	Carrying	Fair Value
	Value	(Level 3)
Principal outstanding on fixed rate non-recourse long-term debt	$24,089,827	$24,089,827

(8)     Commitments and Contingencies

The LLC entered into certain residual sharing and remarketing agreements with various third parties.  In connection with these agreements, residual proceeds received in excess of specific amounts may be shared with these third parties based on specific formulas.  At September 30, 2012 and December 31, 2011, no amounts were accrued related to these agreements.

As a condition of the lease with AA for Aircraft 128, the LLC agreed to perform an upgrade of the aircraft during 2012.   During the upgrade period, which has not yet commenced, Aircraft 128 will be out of service for approximately one month.  The upgrade is estimated to cost approximately $2,700,000.  A joint venture between the LLC and Fund Eight B agreed to perform the same upgrade to Aircraft 126 at a comparable cost.

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

Recent Significant Transaction

We engaged in the following significant transaction since December 31, 2011:

Aircraft

     The previous lease of Aircraft 128 expired on November 30, 2011.  On February 16, 2012, Aircraft 128 was delivered to AA, at which time a new six-year lease commenced.

Recent Accounting Pronouncements

We do not believe any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2012 (the “2012 Quarter”) and 2011 (the “2011 Quarter”)

Revenue for the 2012 Quarter and the 2011 Quarter is summarized as follows:

	Three Months Ended
	September 30,
	2012	2011	Change
Rental income	$575,518	$2,380,408	$(1,804,890)
Finance income	391,822	656,326	(264,504)
Loss from investments in joint ventures	-	(405,898)	405,898
Net gain on sales of equipment	11,419	-	11,419
Interest and other income	322	156	166
Total revenue	$979,081	$2,630,992	$(1,651,911)

Total revenue for the 2012 Quarter decreased $1,651,911, or 62.8%, as compared to the 2011 Quarter.  The decrease in revenue was primarily due to the decrease in rental income due to the commencement of a new lease of Aircraft 128 on February 16, 2012 at a lower rental rate than the previous lease, which expired on November 30, 2011, and the termination of the lease of the Great Dane trailers.  The decrease in finance income was a result of the normal lifecycle of our bareboat charters with Wilhelmsen, which experience scheduled, declining revenue over the course of the bareboat charters.  There was no loss from investments in joint ventures in the 2012 Quarter as our investment has been reduced to zero and we are no longer required to record our share of the joint venture’s losses.

Expenses for the 2012 Quarter and the 2011 Quarter are summarized as follows:

	Three Months Ended
	September 30,
	2012	2011	Change
General and administrative	$163,063	$258,163	$(95,100)
Repairs and maintenance	(17,879)	-	(17,879)
Vessel operating expenses	-	1,125,193	(1,125,193)
Interest	557,108	801,951	(244,843)
Depreciation and amortization	902,889	898,832	4,057
Total expenses	$1,605,181	$3,084,139	$(1,478,958)

Total expenses for the 2012 Quarter decreased $1,478,958, or 48.0%, as compared to the 2011 Quarter.  The decrease in total expenses was primarily due to a decrease in vessel operating expenses, which resulted from the sale of the Samar Spirit during 2011.  Interest expense decreased due to the reduction in the average outstanding debt balance associated with the Wilhelmsen Vessels.  General and administrative expenses decreased due to lower legal fees incurred in the 2012 Quarter as compared to the 2011 Quarter related to the Samar Spirit and AA transactions.

Net Loss

As a result of the foregoing factors, net loss for the 2012 Quarter and the 2011 Quarter was $626,100 and $453,147, respectively. Net loss per weighted average additional share of limited liability company interests outstanding for the 2012 Quarter and the 2011 Quarter was $6.33 and $4.58, respectively.

Results of Operations for the Nine Months Ended September 30, 2012 (the “2012 Period”) and 2011 (the “2011 Period”)

Revenue for the 2012 Period and the 2011 Period is summarized as follows:

	Nine Months Ended
	September 30,
	2012	2011	Change
Rental income	$2,637,174	$8,163,028	$(5,525,854)
Finance income	1,383,759	2,144,647	(760,888)
Loss from investments in joint ventures	-	(337,990)	337,990
Net gain on sales of equipment	60,615	-	60,615
Interest and other income	1,405	33,596	(32,191)
Total revenue	$4,082,953	$10,003,281	$(5,920,328)

Total revenue for the 2012 Period decreased $5,920,328, or 59.2%, as compared to the 2011 Period.  The decrease in revenue was primarily from the decrease in rental income due to the expiration of the bareboat charter on the Samar Spirit on June 24, 2011 and the commencement of a new lease of Aircraft 128 on February 16, 2012 at a lower rental rate than the previous lease, which expired on November 30, 2011.  The decrease in finance income was a result of the normal lifecycle of our bareboat charters with Wilhelmsen, which experience scheduled, declining revenue over the course of the bareboat charters.  There was no loss from investments in joint ventures in the 2012 Period as our investment has been reduced to zero and we are no longer required to record our share of the joint venture’s losses.

Expenses for the 2012 Period and the 2011 Period are summarized as follows:

	Nine Months Ended
	September 30,
	2012	2011	Change
General and administrative	$619,655	$609,928	$9,727
Repairs and maintenance	800,697	-	800,697
Vessel operating expenses	-	1,212,735	(1,212,735)
Interest	1,721,115	2,396,125	(675,010)
Depreciation and amortization	2,696,696	3,412,303	(715,607)
Impairment loss	-	22,314,396	(22,314,396)
Other operating expenses	126,887	-	126,887
Total expenses	$5,965,050	$29,945,487	$(23,980,437)

Total expenses for the 2012 Period decreased $23,980,437, or 80.1%, as compared to the 2011 Period. The decrease in total expenses was primarily due to no 2012 Period expenses having the same magnitude as the impairment charges of approximately $22,314,000 taken in the 2011 Period, of which approximately $21,914,000 was related to the Samar Spirit.  The decrease in vessel operating expenses was due to the sale of the Samar Spirit in 2011.  Depreciation and amortization expense decreased as a result of the sale of the Samar Spirit during 2011. Interest expense decreased due to the reduction in the average outstanding debt balance associated with the Wilhelmsen Vessels.  The decrease in total expenses was partially offset by an increase in repairs and maintenance expense incurred during the 2012 Period to prepare Aircraft 128 for delivery to AA.

Net Loss

As a result of the foregoing factors, net loss for the 2012 Period and the 2011 Period was $1,882,097 and $19,942,206, respectively. Net loss per weighted average additional share of limited liability company interests outstanding for the 2012 Period and the 2011 Period was $19.02 and $201.55, respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2012 compared to December 31, 2011.

Total Assets

Total assets decreased $5,854,804, from $49,054,675 at December 31, 2011, to $43,199,871 at September 30, 2012. The decrease was primarily due to the continued depreciation of our leased equipment at cost and distributions paid to our members.

Total Liabilities

Total liabilities decreased $2,014,765, from $35,452,112 at December 31, 2011 to $33,437,347 at September 30, 2012.  The decrease was primarily due to repayments of our non-recourse long-term debt in the ordinary course of business and was partially offset by an increase in maintenance reserves.

Members’ Equity

Members’ equity decreased $3,840,039, from $13,602,563 at December 31, 2011, to $9,762,524 at September 30, 2012.  The decrease was primarily due to the distributions paid to our members and the results of our operations.

Liquidity and Capital Resources

At September 30, 2012 and December 31, 2011, we had cash and cash equivalents of $3,739,048 and $1,715,911, respectively.  During our liquidation period, our main sources of cash have been and continue to be proceeds from sales of equipment as well as from collections of rents on direct finance leases, and our main use of cash has been and will continue to be distributions to our members.

Operating Activities

Sources of cash from operating activities increased $2,275,408, from $427,337 in the 2011 Period to $2,702,745 in the 2012 Period.  The increase was primarily a result of lower interest expense paid due to the reduction in the average outstanding debt balance associated with the Wilhelmsen Vessels, and vessel operating expenses incurred in the 2011 Period that were not incurred in the 2012 Period.

Investing Activities

Sources of cash from investing activities decreased $8,896,646, from $9,215,595 in the 2011 Period to $318,949  in the 2012   Period. The decrease was due to the sale of the Samar Spirit in the 2011 Period.

Financing Activities

Uses of cash in financing activities decreased $2,866,075, from $3,864,632 in the 2011 Period to $998,557 in the 2012 Period, due to the collection of maintenance reserves and a repayment of $2,500,000 of our non-recourse long-term debt that was made during the 2011 Period.

Financings and Borrowings

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at September 30, 2012 and December 31, 2011 of $30,839,827 and $33,679,720, respectively.  Our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying lease equipment and an assignment of the rental and finance income, in which case the lender is being paid directly by the lessee.   If the lessee were to default on the underlying lease, the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt.  Our existing leases have funded, and we anticipate will continue to fund, these obligations.

At September 30, 2012, we had $11,679,988 of current assets and $33,437,347 of current liabilities, which resulted in a $21,757,359 working capital deficit.  Of the $33,437,347 of current liabilities, $30,839,827 consisted of payments due on our non-recourse long-term debt.  The primary reason for this deficit was a balloon payment of approximately $22,750,000, which was due in November of 2011 related to the non-recourse financing of Aircraft 128.  Our Manager is currently negotiating with the lender to refinance this debt.  While there can be no assurances that the refinancing will be successful, our Manager believes that the completion of the refinancing is probable.  Should the negotiations with the current lender be unsuccessful, our Manager’s options include selling the aircraft or returning the aircraft to the lender in full satisfaction of the debt.  Our Manager believes that the cash we currently have available, the cash being generated from our remaining leases, and the proceeds we expect to receive from equipment and asset sales will be sufficient to continue our operations into the foreseeable future.  However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ businesses that are beyond our control.

Distributions

We, at our Manager’s discretion, paid monthly distributions to each of our additional members beginning the first month after each such member was admitted through the end of our operating period, which was on April 30, 2008.  During the liquidation period, we plan to make distributions in accordance with the terms of our LLC Agreement.  Distributions made during the liquidation period will vary, depending on the timing of the sale of our assets and our receipt of rental and finance income from our investments.  We paid distributions to additional members and our Manager of $2,250,546 and $22,732, respectively, during the 2012 Period.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2012, we had non-recourse long-term debt obligations in which the lender has a security interest in the equipment and assignment of the rental and finance income.  In such case, the lender is being paid directly by the lessee.  If the lessee defaults on the lease, the equipment would be returned to the lender in satisfaction of the non-recourse debt.  At September 30, 2012, our outstanding non-recourse long-term debt obligations were $30,839,827.

As a condition of the lease with AA for Aircraft 128, we agreed to perform an upgrade of the aircraft during 2012.   During the upgrade period, which has not yet commenced, the aircraft will be out of service for approximately one month.  The upgrade is estimated to cost approximately $2,700,000.  Aircraft 126, which is owned by a joint venture between us and Fund Eight B, agreed to perform the same upgrade to Aircraft 126 at a comparable cost.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2012, as well as the financial statements for our Manager, our Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell or redeem any shares of limited liability company interests during the three months ended September 30, 2012.

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

___________________________________________________________________________________

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

November 13, 2012

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Managing Director (Principal Financial and Accounting Officer)