Form 10-K
period 2012-12-31
ICON INCOME FUND NINE LLC
filed 2013-03-27
CIK 1157522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2012
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number	000-50217

ICON Income Fund Nine Liquidating Trust
(Exact name of registrant as specified in its charter)

Delaware	80-6245802
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, NY	10016
(Address of principal executive offices)	(Zip Code)
(212) 418-4700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.*
Yes  No 

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.*

Yes  No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  Not applicable. There is no established market for the beneficial interests of the registrant.

Number of outstanding beneficial interests of the registrant on March 25, 2013 is 97,955.

DOCUMENTS INCORPORATED BY REFERENCE

None.

*ICON Income Fund Nine Liquidating Trust is the transferee of the assets and liabilities of ICON Income Fund Nine, LLC and files reports under the Commission file number for ICON Income Fund Nine, LLC, which filed a Form 15 on January 29, 2013, indicating its notice of termination of registration and filing requirements.

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ICON Income Fund Nine, LLC

We have audited the accompanying consolidated balance sheet of ICON Income Fund Nine, LLC (the “Company”) as of December 31, 2011, and the related consolidated statements of comprehensive loss, changes in equity, and cash flows for the year ended December 31, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Income Fund Nine, LLC at December 31, 2011, and the consolidated results of its operations and its cash flows for the year ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.

                                                                                                /s/ ERNST & YOUNG LLP

New York, New York

March 29, 2012

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets
	December 31,
	2012	2011
	(unaudited)
Assets
Current assets:
Cash	$1,081,225	$1,715,911
Current portion of net investment in finance leases	6,370,667	6,619,888
Other current assets	353,284	400,981
Total current assets	7,805,176	8,736,780

Non-current assets:
Net investment in finance leases, less current portion	-	5,759,946
Leased equipment at cost (less accumulated depreciation of
$17,851,770 and $15,807,492, respectively)	31,971,571	34,491,282
Other non-current assets	11,165	66,667
Total non-current assets	31,982,736	40,317,895
Total assets	$39,787,912	$49,054,675

Liabilities and Members' Equity
Current liabilities:
Current portion of non-recourse long-term debt	$9,331,949	$28,279,720
Derivative financial instruments	139,353	548,169
Maintenance reserves	1,928,561	-
Security deposit	790,000	790,000
Accrued expenses and other current liabilities	791,175	434,223
Total current liabilities	12,981,038	30,052,112

Non-current liabilities:
Non-recourse long-term debt, less current portion	16,669,574	5,400,000
Total liabilities	29,650,612	35,452,112

Commitments and contingencies (Note 13)

Members' equity:
Additional members	11,028,605	14,855,432
Manager	(758,203)	(719,549)
Accumulated other comprehensive loss	(133,102)	(533,320)
Total members' equity	10,137,300	13,602,563
Total liabilities and members' equity	$39,787,912	$49,054,675
See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Comprehensive Loss
	Years Ended December 31,
	2012	2011
	(unaudited)
Revenue:
Rental income	$3,285,832	$9,293,017
Finance income	1,702,112	2,739,012
Loss from investment in joint ventures	-	(1,263,975)
Net gain (loss) on sales of equipment	60,615	(2,960)
Interest and other income	2,464	48,035
Total revenue	5,051,023	10,813,129

Expenses:
General and administrative	644,176	738,362
Repairs and maintenance	704,124	220,287
Interest	1,164,340	3,027,755
Depreciation and amortization	3,599,107	4,277,680
Impairment loss	-	22,314,396
Vessel operating expenses	-	1,212,735
Other operating expenses	127,447	-
Total expenses	6,239,194	31,791,215
Net loss	$(1,188,171)	$(20,978,086)

Other comprehensive loss:
Change in fair value of derivative financial instruments	$400,218	$722,064
Total comprehensive loss	$(787,953)	$(20,256,022)

Net loss allocable to:
Additional members	$(1,176,289)	$(20,768,305)
Manager	(11,882)	(209,781)
	$(1,188,171)	$(20,978,086)

Weighted average number of additional shares of
limited liability company interests outstanding	97,955	97,955
Net loss per weighted average additional share of
limited liability company interests outstanding	$(12.01)	$(212.02)
See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Members' Equity
	Additional
	Shares of			Accumulated
	Limited Liability			Other	Total
	Company	Additional		Comprehensive	Members'
	Interests	Members	Manager	Loss	Equity
Balance, December 31, 2010	97,955	$42,720,633	$(438,082)	$(1,255,384)	$41,027,167

Net loss	-	(20,768,305)	(209,781)	-	(20,978,086)
Change in fair value of derivative financial
instruments	-	-	-	722,064	722,064
Cash distributions	-	(7,096,896)	(71,686)	-	(7,168,582)
Balance, December 31, 2011	97,955	14,855,432	(719,549)	(533,320)	13,602,563

Net loss (unaudited)	-	(1,176,289)	(11,882)	-	(1,188,171)
Change in fair value of derivative financial
instruments (unaudited)	-			400,218	400,218
Cash distributions (unaudited)	-	(2,650,538)	(26,772)	-	(2,677,310)
Balance, December 31, 2012 (unaudited)	97,955	$11,028,605	$(758,203)	$(133,102)	$10,137,300
See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
	Years Ended
	December 31,
	2012	2011
	(unaudited)
Cash flows from operating activities:
Net loss	$(1,188,171)	$(20,978,086)
Adjustments to reconcile net loss to net cash provided by operating activities:
Rental income paid directly to lenders by lessees	-	(7,500,000)
Finance income	(1,702,112)	(2,739,012)
Loss from investment in joint ventures	-	1,263,975
Net (gain) loss on sales of equipment	(60,615)	2,960
Depreciation and amortization	3,599,107	4,277,680
Interest expense on non-recourse financing paid directly to lenders by lessees	629,431	2,528,664
Interest expense from amortization of debt financing costs	16,863	209,164
Impairment loss	-	22,314,396
Paid-in-kind interest	530,478	258,848
Changes in operating assets and liabilities:
Collection of finance leases	2,292,570	1,913,490
Other assets	(595,417)	(405,453)
Deferred revenue	-	(904,608)
Accrued expenses and other current liabilities	407,390	997,660
Net cash provided by operating activities	3,929,524	1,239,678
Cash flows from investing activities:
Proceeds from sales of equipment	363,374	8,461,003
Distributions received from joint ventures in excess of profits	-	754,592
Cost of aircraft reconfiguration	(1,370,161)	-
Net cash (used in) provided by investing activities	(1,006,787)	9,215,595
Cash flows from financing activities:
Cash distributions to members	(2,677,310)	(7,168,582)
Repayment of non-recourse long-term debt	(2,808,674)	(2,500,000)
Maintenance reserves receipts	1,928,561	-
Net cash used in financing activities	(3,557,423)	(9,668,582)
Net (decrease) increase in cash	(634,686)	786,691
Cash, beginning of year	1,715,911	929,220
Cash, end of year	$1,081,225	$1,715,911

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest on non-recourse long-term debt paid directly to lenders by lessees	$6,029,430	$13,908,247
See accompanying notes to consolidated financial statements.

ICON Income Fund Nine, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

(unaudited)

(1)     Organization

ICON Income Fund Nine, LLC (“Fund Nine”) was formed on July 11, 2001 as a Delaware limited liability company.  Fund Nine was engaged in one business segment, the business of purchasing equipment and leasing it to third-party end users, providing equipment and other financing, acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.

Fund Nine’s operating period ended on April 30, 2008 and Fund Nine commenced its liquidation period on May 1, 2008.  During the liquidation period, Fund Nine was distributing substantially all of its distributable cash from operations and equipment sales to its members and continued the orderly termination of its operations and affairs.  Fund Nine did not invest in any additional finance or lease transactions during the liquidation period.

The manager of Fund Nine is ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp. (the “Manager”).  The Manager manages and controls the business affairs of Fund Nine, including, but not limited to, the equipment leases and other financing transactions that Fund Nine entered into pursuant to the terms of Fund Nine’s amended and restated operating agreement.  Additionally, the Manager has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of Fund Nine.

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

(2)       Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of Fund Nine have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).  In the opinion of the Manager, all adjustments considered necessary for a fair presentation have been included.

The consolidated financial statements include the accounts of Fund Nine and its majority-owned subsidiaries and other controlled entities.  All intercompany accounts and transactions have been eliminated in consolidation.

Fund Nine accounts for its noncontrolling interests in joint ventures where it has influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting.  In such cases, Fund Nine's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions.  Fund Nine accounts for investments in joint ventures where it has virtually no influence over financial and operational matters using the cost method of accounting.  In such cases, Fund Nine's original investments are recorded at cost and any distributions received are recorded as revenue.  All of Fund Nine's investments in joint ventures are subject to its impairment review policy.

Certain reclassifications have been made to the accompanying consolidated financial statements in prior periods to conform to the current presentation.

Cash

Cash includes cash in banks held principally at two financial institutions, which at times may exceed insured limits.  Fund Nine has placed these funds in high quality institutions in order to minimize risk relating to exceeding insured limits.

ICON Income Fund Nine, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

(unaudited)

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation.  Leased equipment is depreciated on a straight-line basis over the lease term to the asset’s residual value.  Residual values are reviewed for impairment in accordance with Fund Nine's impairment review policy.

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

Asset Impairments

The assets in Fund Nine's portfolio are periodically reviewed, no less frequently than annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value.  If there is an indication of impairment, Fund Nine will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition.  Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statements of comprehensive loss in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender.  Generally in the latter situation, the residual position relates to equipment subject to third-party non-recourse debt where the lessee remits its rental payments directly to the lender and Fund Nine does not recover its residual position until the non-recourse debt is repaid in full.  The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs.  The Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Revenue Recognition

Fund Nine leases equipment to third parties and each such lease is classified as either a finance lease or an operating lease, which classification is based upon the terms of each lease.  For a finance lease, initial direct costs are capitalized and amortized over the lease term.  For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated over the lease term.

For finance leases, Fund Nine recorded, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment upon lease termination, the initial direct costs related to the lease and the related unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected or written off.  Accounts receivable are stated at their estimated net realizable value.  The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized either as deferred income or other current assets.

ICON Income Fund Nine, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

(unaudited)

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, Fund Nine estimates the uncollectibility of receivables by analyzing lessee, borrower and other counterparty concentrations, creditworthiness and current economic trends.  Fund Nine records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely.  Accounts receivable are generally placed on a non-accrual status when payments are more than 90 days past due.  Additionally, Fund Nine periodically reviews the creditworthiness of companies with payments outstanding less than 90 days.  Based upon the Manager’s judgment, accounts may be placed on a non-accrual status.  Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and Fund Nine believes recovery of the remaining unpaid receivable is probable.  Revenue on non-accrual accounts is recognized only when cash has been received.  No allowance was deemed necessary at December 31, 2012 and 2011.

Initial Direct Costs

Fund Nine capitalizes initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions.  Fund Nine paid acquisition fees to the Manager equal to 3% of the purchase price of Fund Nine’s investments.  These fees were capitalized and included in the cost of the investment.  These costs are amortized on a lease by lease basis based on the actual lease term using the straight-line method for operating leases and the effective interest rate method for finance leases.  Costs related to leases or other financing transactions that are not consummated are expensed as an acquisition expense.

Income Taxes

Fund Nine is taxed as a partnership for federal and state income tax purposes.  Therefore, no provision for federal and state income taxes has been recorded since the liability for such taxes is the responsibility of each of the individual members rather than Fund Nine.  Fund Nine is potentially subject to New York City unincorporated business tax (“UBT”), which is imposed on the taxable income of any active trade or business carried on in New York City.  The UBT is imposed for each taxable year at a rate of approximately 4% of taxable income that is allocable to New York City.  Fund Nine’s federal, state and local income tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the applicable taxing authorities.  All penalties and interest, if any, associated with income taxes are included in general and administrative expense on the consolidated statements of comprehensive loss.  Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.  Fund Nine did not have any material liabilities recorded related to uncertain tax positions nor did it have any unrecognized tax benefits as of the periods presented herein.

Derivative Financial Instruments

Fund Nine may enter into derivative transactions for purposes of hedging specific financial exposures, including changes in interest rates of its non-recourse long-term debt.  Fund Nine enters into these instruments only for hedging underlying exposures.  Fund Nine does not hold or issue derivative financial instruments for purposes other than hedging.  Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though Fund Nine believes that these are effective economic hedges.

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

ICON Income Fund Nine, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

(unaudited)

(3)     Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	December 31,
	2012	2011
	(unaudited)
Minimum rents receivable	$6,852,222	$14,563,500
Unearned income	(481,555)	(2,183,666)
Net investment in finance leases	6,370,667	12,379,834
Less: current portion of net investment in finance leases	6,370,667	6,619,888
Net investment in finance leases, less current portion	$-	$5,759,946

Non-cancelable minimum annual amounts due on investments in finance leases consisted of the following at December 31, 2012:

Year ending December 31, 2013 (unaudited)	$6,852,222

(4)       Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	December 31,
	2012	2011
	(unaudited)
Aircraft	$49,823,341	$48,453,180
Manufacturing, telecommunications and computer equipment	-	1,845,594
Leased equipment at cost	49,823,341	50,298,774
Less: accumulated depreciation	17,851,770	15,807,492
Leased equipment at cost, less accumulated depreciation	$31,971,571	$34,491,282

Depreciation expense was $3,587,037 and $4,259,875 for the years ended December 31, 2012 and 2011, respectively.

Aircraft

Fund Nine owns an Airbus A340-313X aircraft (“Aircraft 128”).  The previous lease of Aircraft 128 expired on November 30, 2011.  On February 16, 2012, Aircraft 128 was delivered to the new lessee, Aerolineas Argentinas (“AA”), at which time a new six-year lease commenced.  In connection with preparing the aircraft for re-lease, during the year ended December 31, 2012, Fund Nine incurred approximately $704,000 in repairs and maintenance expense, which consisted primarily of cabin preparation and mechanical and airworthiness services.

Fund Nine has an outstanding, non-recourse debt balance related to Aircraft 128.  At the expiration of Aircraft 128’s previous lease, a balloon payment equal to the then-outstanding debt balance was due, but was not made, as the aircraft was still being readied for delivery to AA.  As the loan was expected to be refinanced, the lender agreed not to exercise any of its remedial rights under the loan agreement.  The debt continued to accrue interest, which was added to the outstanding principal balance of the debt until the debt was refinanced on December 27, 2012.  At December 31, 2012 and 2011, the outstanding non-recourse long-term debt balance related to Aircraft 128 was approximately $20,602,000 and $22,880,000, respectively.

ICON Income Fund Nine, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

(unaudited)

As a condition of the lease with AA for Aircraft 128, Fund Nine agreed to perform an upgrade of the aircraft.  During the upgrade period, which commenced on November 18, 2012 and was completed on January 28, 2013, Aircraft 128 was out of service.  The upgrade costs were approximately $2,262,000.  For the year ended December 31, 2012, approximately $1,370,000 of the reconfiguration costs had been capitalized.

In addition to lease payments, the lessee is required to fund maintenance reserves to ensure necessary funds are available for the repairs and maintenance of Aircraft 128.  Funds will be reimbursed to the lessee as expenses are incurred by the lessee.  At the expiration of the lease, Fund Nine will retain and recognize as rental income any remaining maintenance reserves.

Marine Vessel

As a result of negotiations to remarket certain vessels in 2011, the Manager reviewed Fund Nine’s investment in ICON Samar LLC and determined that the net book value of the vessel under charter, the Samar Spirit, exceeded the fair value.  As a result, during the year ended December 31, 2011, Fund Nine recorded an impairment loss of approximately $21,914,000.  On June 24, 2011, the vessel was returned and classified as equipment held for sale.  On August 19, 2011, Fund Nine sold the Samar Spirit for approximately $8,200,000 and on August 24, 2011, Fund Nine satisfied the remaining third-party debt of approximately $2,500,000.  No gain or loss was recorded as a result of this transaction.

Ground Transportation Equipment

During the year ended December 31, 2012, Fund Nine sold all remaining Great Dane Trailers for approximately $363,000 and recorded a net gain on sales of equipment of approximately $61,000.

Aggregate annual minimum future rentals receivable from Fund Nine’s non-cancelable leases over the next five years and thereafter consisted of the following at December 31, 2012:

Years Ending December 31,
(unaudited)
2013	$4,103,000
2014	4,476,000
2015	4,476,000
2016	4,476,000
2017	4,476,000
Thereafter	746,000
$22,753,000

(5)     Investment in Joint Ventures

Fund Nine and one of its affiliates, ICON Income Fund Eight B L.P., an entity also managed by the Manager that has subsequently transferred its remaining assets into a liquidating trust (“Fund Eight B”), formed the joint venture discussed below for the purpose of acquiring and managing a leased aircraft.  Fund Nine and Fund Eight B participate in the joint venture on the same terms and conditions.  Fund Nine and Fund Eight B each has a right of first refusal to purchase the equipment, on a pro-rata basis, if the other member desires to sell its interest in the equipment or joint venture.

Fund Nine, through a joint venture with Fund Eight B, has a 50% ownership interest in an Airbus A340-313X aircraft (“Aircraft 126”).  The previous lease of Aircraft 126 expired on June 30, 2011.  On January 3, 2012, Aircraft 126 was delivered to the new lessee, AA, at which time a new six-year lease commenced.  The joint venture has an outstanding, non-recourse debt balance related to Aircraft 126.  At the expiration of Aircraft 126’s previous lease, a balloon payment equal to the then-outstanding debt balance of $32,677,000 was due, but was not made, as the aircraft was still being readied for delivery to AA.  As the loan was expected to be refinanced, the lender agreed not to exercise any of its remedial rights under the loan agreement.  The debt continued to accrue interest, which was added to the outstanding principal balance of the debt until the debt was refinanced on December 3, 2012.

ICON Income Fund Nine, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

(unaudited)

At December 31, 2012 and 2011, Fund Nine’s carrying value in the joint venture was $0.  For the year ended December 31, 2012, there was no loss from investment in joint ventures as Fund Nine’s investment has been reduced to zero and Fund Nine is no longer required to record its share of the joint venture’s losses.

Information as to the financial position and results of operations of the joint venture is summarized below.

	December 31,
	2012	2011
	(unaudited)
Non-current assets	$33,000,991	$34,121,531
Current liabilities	$1,426,452	$33,488,650
Non-current liabilities	$32,585,746	$671,854
Members' deficit	$(1,011,206)	$(38,973)
Fund Nine's share of deficit	$(505,603)	$(19,487)

Revenue	$3,503,329	$3,695,786
Expenses	4,691,080	6,253,064
Net loss	$(1,187,751)	$(2,557,278)
Fund Nine’s share of net loss	$(593,876)	$(1,278,639)

(6)       Investment in Unguaranteed Residual Values

Fund Nine owned a 90% interest in the unguaranteed residual values of manufacturing and technology equipment on lease to various lessees located in the United Kingdom.  Fund Nine’s investment return was contingent upon the residual value of the equipment after repayment of the debt.  On April 5, 2011, Fund Nine sold its remaining investment in unguaranteed residual values for $257,813.  There was no gain or loss recorded on the sale of the investment.

(7)     Non-Recourse Long-Term Debt

Fund Nine acquired three car and truck carrying vessels (“Wilhelmsen Vessels”) on bareboat charter to Wilhelmsen for cash and non-recourse long-term debt.  The non-recourse long-term debt requires quarterly payments ranging from $450,000 to $600,000.  The lender has a security interest in the Wilhelmsen Vessels and an assignment of the rental payments under the charters.  Fund Nine paid approximately $630,000 in costs associated with the non-recourse long-term debt refinancing, which was capitalized as debt financing costs and is being amortized as interest expense over the term of the non-recourse long-term debt.  For the years ended December 31, 2012 and 2011, approximately $17,000 and $40,000, respectively, were recorded to interest expense related to the amortization of the non-recourse long-term debt financing costs.  At December 31, 2012 and 2011, the outstanding non-recourse long-term debt balance related to the Wilhelmsen Vessels was $5,400,000 and $10,800,000, respectively.  Fund Nine entered into three interest rate swap contracts with BNP Paribas in order to fix the variable interest rates on the non-recourse long-term debt related to the Wilhelmsen Vessels at 7.02% per year and minimize the risk of interest rate increases.

On July 24, 2007, Fund Nine borrowed approximately $23,382,000 in connection with the acquisition of the Samar Spirit.  The non-recourse long-term debt matured on July 25, 2011 and accrued interest at the London Interbank Offered Rate (“LIBOR”) plus 1.00% per year.  Fund Nine entered into an interest rate swap contract with BNP Paribas in order to fix the variable interest rate on the non-recourse long-term debt related to the Samar Spirit at 6.35% per year and minimize the risk of interest rate increases.  The non-recourse long-term debt required monthly payments ranging from $480,000 to $530,000.  Fund Nine paid approximately $175,000 in costs associated with the non-recourse long-term debt, which was capitalized as debt financing costs.  On August 19, 2011, Fund Nine sold the Samar Spirit for approximately $8,200,000, and on August 24, 2011, Fund Nine satisfied the remaining third-party debt of approximately $2,500,000.  For the year ended December 31, 2011, approximately $123,000 was recorded to interest expense related to the amortization of the non-recourse long-term debt financing costs.

ICON Income Fund Nine, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

(unaudited)

Fund Nine designated its interest rate swaps as cash flow hedges and accounts for them at their estimated fair market values, recognizing the periodic change in their fair market values of effective hedges as other comprehensive income or loss. At December 31, 2012 and 2011, the fair value of the interest rate swap contracts was a liability of $139,353 and $548,169, respectively.

Fund Nine incurred non-recourse debt in connection with its acquisition of Aircraft 128.  The debt was due to be repaid on November 30, 2011, concurrent with expiration of the lease with Cathay Pacific Airways Limited (“Cathay”).  Fund Nine did not make the final balloon payment as the aircraft was still being readied for delivery to AA, following which the loan was expected to be refinanced.  On February 16, 2012, AA accepted delivery of and simultaneously commenced a six year lease for Aircraft 128.  During this time, the lender agreed not to exercise any of its remedial rights under the loan agreement.  The debt continued to accrue interest, which was added to the outstanding principal balance of the debt until the debt was refinanced on December 27, 2012.  The refinanced non-recourse debt accrues interest at one month LIBOR plus a 3.50% margin and matures on March 31, 2018.  For the years ended December 31, 2012 and 2011, approximately $0 and $55,000, respectively, were recorded to interest expense related to the amortization of the nonrecourse long-term debt financing costs.  At December 31, 2012 and 2011, the outstanding non-recourse debt balance related to Aircraft 128 approximated $20,602,000 and $22,880,000, respectively.

As of December 31, 2012 and 2011, Fund Nine had net debt financing costs of $7,489 and $32,948, respectively. For the years ended December 31, 2012 and 2011, Fund Nine recorded to interest expense the amortization of the nonrecourse long-term debt financing costs of $16,858 and $217,633, respectively.

The aggregate maturities of non-recourse long-term debt consisted of the following at December 31, 2012:

Years Ending December 31,
(unaudited)
2013	$9,331,949
2014	4,292,454
2015	4,292,454
2016	4,292,454
2017	3,792,212
$26,001,523

At December 31, 2012, Fund Nine was in compliance with all covenants related to the non-recourse long-term debt.

(8)     Revolving Line of Credit, Recourse

Fund Nine and certain entities managed by the Manager were party to a revolving line of credit with California Bank & Trust.  The revolving line of credit was terminated effective May 10, 2011.

(9)     Transactions with Related Parties

Fund Nine paid the Manager (i) management fees ranging from 1% to 5% based on a percentage of the rentals recognized either directly by Fund Nine or through its joint ventures, and (ii) acquisition fees, through the end of the operating period, of 3% of the purchase price of Fund Nine’s investments.  In addition, the Manager was reimbursed for administrative expenses incurred in connection with Fund Nine’s operations.  The Manager also has a 1% interest in Fund Nine’s profits, losses, cash distributions and liquidation proceeds.

The Manager performs certain services relating to the management of Fund Nine’s equipment leasing and financing activities.  Such services include, but are not limited to, the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment that is off-lease, inspections of the equipment, liaising with and general supervision

ICON Income Fund Nine, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

(unaudited)

of lessees to ensure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

Administrative expense reimbursements are costs incurred by the Manager or its affiliates that are necessary to Fund Nine’s operations.  These costs include the Manager’s and its affiliates’ legal, accounting, investor relations and operations personnel, as well as professional fees and other costs that are charged to Fund Nine based upon the percentage of time such personnel dedicate to Fund Nine.  Excluded are salaries and related costs, office rent, travel expenses and other administrative costs incurred by individuals with a controlling interest in the Manager.

Effective May 1, 2008 and April 1, 2008, the Manager  waived its rights to all future management fees and administrative expense reimbursements, respectively.  For the years ended December 31, 2012 and 2011, the Manager  waived $373,927 and $666,964 of management fees and $426,722 and $364,737 of administrative expense reimbursements, respectively.

Fund Nine paid distributions to the Manager of $26,772 and $71,686 for the years ended December 31, 2012 and 2011, respectively.  The Manager’s interest in Fund Nine’s net loss was $11,882 and $209,781 for the years ended December 31, 2012 and 2011, respectively.

(10)     Derivative Financial Instruments

Fund Nine may enter into derivative transactions for purposes of hedging specific financial exposures, including changes in interest rates on its non-recourse long-term debt.  Fund Nine enters into these instruments only for hedging underlying exposures.  Fund Nine does not hold or issue derivative financial instruments for purposes other than hedging.  Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though Fund Nine believes that these are effective economic hedges.

Fund Nine recognizes all derivatives as either assets or liabilities on the consolidated balance sheets and measures those instruments at fair value.  Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met.  These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative.  If these criteria are met, which Fund Nine must document and assess at inception and on an ongoing basis, Fund Nine recognizes the changes in fair value of such instruments in accumulated other comprehensive income (loss) (“AOCI”), a component of members’ equity on the consolidated balance sheets.  For the years presented, these changes in fair value are the sole component of AOCI.  Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Interest Rate Risk

Fund Nine’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements on its variable non-recourse long-term debt.  Fund Nine’s strategy to accomplish these objectives is to match the projected future cash flows with the underlying debt service.  Interest rate swaps designated as cash flow hedges involve the receipt of floating-rate interest payments from a counterparty in exchange for Fund Nine making fixed-rate interest payments over the life of the agreements without exchange of the underlying notional amount.

At December 31, 2012 and 2011, Fund Nine had three floating-to-fixed interest rate swaps relating to the non-recourse long-term debt associated with the three Wilhelmsen Vessels that were designated and qualifying as cash flow hedges with an aggregate notional amount of $5,400,000 and $10,800,000, respectively.  These interest rate swaps mature on September 23, 2013.  The swap contract related to the Samar Spirit was terminated upon the sale of the vessel.  Fund Nine recorded interest expense of $10,242 in 2011 related to the termination.

ICON Income Fund Nine, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

(unaudited)

For these derivatives, Fund Nine records the gain or loss from the effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges in AOCI and such gain or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings and within the same line item on the consolidated statements of comprehensive loss as the impact of the hedged transaction.

The table below presents the fair value of Fund Nine’s derivative financial instruments as well as their classification within Fund Nine’s consolidated balance sheets as of December 31, 2012 and 2011:

	Liability Derivatives
		December 31,	December 31,
		2012	2011
	Balance Sheet Location	Fair Value	Fair Value
		(unaudited)
Derivatives designated as
hedging instruments:
Interest rate swaps	Derivative financial instruments	$139,353	$548,169

The table below presents the effect of Fund Nine’s derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of comprehensive loss for the years ended December 31, 2012 and 2011:

					Location of	Amount of
					Gain (Loss)	Gain (Loss)
					Recognized in	Recognized in
					Income on	Income on
		Amount of	Location of	Amount of	Derivatives	Derivatives
		Gain (Loss)	Gain (Loss)	Gain (Loss)	(Ineffective	(Ineffective
		Recognized in	Reclassified	Reclassified	Portion and	Portion and
	Derivatives	AOCI on	from AOCI into	from AOCI into	Amounts	Amounts
	Designated as	Derivatives	Income	Income	Excluded from	Excluded from
Year	Hedging	(Effective	(Effective	(Effective	Effectiveness	Effectiveness
Ended	Instruments	Portion)	Portion)	Portion)	Testing)	Testing)
(Gain) Loss
December 31,					on derivative
2012	Interest rate		Interest		financial
(unaudited)	swaps	$(42,861)	expense	$(443,079)	instruments	$-

(Gain) Loss
on derivative
December 31,	Interest rate		Interest		financial
2011	swaps	$(128,850)	expense	$(850,914)	instruments	$-

At December 31, 2012 and 2011, the total unrealized loss recorded to AOCI related to the change in fair value of these interest rate swaps was approximately $133,000 and $533,000, respectively.  For the years ended December 31, 2012 and 2011, Fund Nine recorded no hedge ineffectiveness in earnings.

Derivative Risks

Fund Nine manages exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that Fund Nine has with any individual bank and through the use of minimum credit quality standards for all counterparties.  Fund

ICON Income Fund Nine, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

(unaudited)

Nine does not require collateral or other security in relation to derivative financial instruments.  Since it is Fund Nine’s policy to enter into derivative contracts only with banks of internationally acknowledged standing, Fund Nine considers the counterparty risk to be remote.

As of December 31, 2012 and 2011, the fair value of the derivatives in a liability position was $139,353 and $548,169, respectively.  In the event Fund Nine would be required to settle its obligations under the agreements as of December 31, 2012 and 2011, the termination value would be $141,297 and $562,571, respectively.

(11)     Fair Value Measurements

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

Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Manager’s assessment, on Fund Nine’s behalf, of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The following table summarizes the valuation of Fund Nine’s material financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011:

December 31, 2012 (unaudited)				December 31, 2011
Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Liabilities:
Derivative financial
instruments	$-	$139,353	$-	$139,353	$-	$548,169	$-	$548,169

Fund Nine’s derivative financial instruments are valued using models based on readily observable market inputs for all substantial terms of Fund Nine’s derivative contracts and are classified within Level 2.  As permitted by the accounting pronouncements, Fund Nine uses market prices and pricing models for fair value measurements of its derivative financial instruments.  The fair value of the derivative financial instruments was recorded in derivative financial instruments within the consolidated balance sheets.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Fund Nine is required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets and liabilities using fair value measurements.  Fund Nine’s non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

The following table summarizes the valuation of Fund Nine’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis, of which the fair value information presented is not current but rather as of the date the impairment was taken, and the carrying value of the asset at December 31, 2011.

ICON Income Fund Nine, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

(unaudited)

					Impairment Loss
					for the
	Carrying Value at	Fair Value at Impairment Date			Year Ended
	December 31, 2011	Level 1	Level 2	Level 3	December 31, 2011

Leased equipment at cost	$-	$-	$8,195,419	$-	$21,914,320
Other non-current assets	$-	$-	$754,592	$-	$400,076

Certain non-financial assets are valued based on readily observable market inputs and are classified within Level 2.  As permitted by the accounting pronouncements, Fund Nine uses market prices and prices determined based on arm’s length negotiated transactions with a third party for fair value measurements of its non-financial assets.

Fair value information with respect to certain of Fund Nine’s assets and liabilities is not separately provided since the current accounting pronouncements do not require fair value disclosures of lease arrangements.  The estimated fair value of Fund Nine’s non-recourse long-term debt was based on the discounted value of future cash flows related to the loan based on recent transactions of this type.

	December 31, 2012		December 31, 2011
	Carrying	Fair Value	Carrying	Fair Value
	Value	(Level 3)	Value	(Level 3)
	(unaudited)	(unaudited)
Principal outstanding on fixed rate
non-recourse long-term debt	$20,601,523	$20,601,523	$22,879,720	$22,879,720

(12)     Concentrations of Risk

In the normal course of business, Fund Nine is exposed to two significant types of economic risk: credit and market.  Credit risk is the risk of a lessee, borrower or other counterparty’s inability or unwillingness to make contractually required payments.  Fund Nine’s lessees are dispersed across different industry segments within the United States of America and throughout the world.  Accordingly, Fund Nine may be exposed to business and economic risk.

Market risk reflects the change in value of debt instruments, derivatives and credit facilities due to changes in interest rate spreads or other market factors.  Fund Nine believes that the carrying value of its investments and derivative obligations is reasonable, taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

For the years ended December 31, 2012 and 2011, Fund Nine had two and three lessees, respectively, that accounted for approximately 93% and 92% of its rental and finance income, respectively.  Cathay, Teekay Corporation and Wilhelmsen accounted for approximately 59%, 0% and 34%, respectively, of Fund Nine’s rental and finance income for the year ended December 31, 2012 and 44%, 25% and 23%, respectively, of Fund Nine’s rental and finance income for the year ended December 31, 2011.  Teekay was the charterer of the Samar Spirit vessel the lease for which expired in July 2011. The Samar Spirit vessel was sold in August 2011.

As of December 31, 2012 and 2011, Fund Nine had one aircraft that accounted for approximately100% and 99%, respectively, of its operating assets.

(13)     Commitments and Contingencies

Fund Nine entered into certain residual sharing and remarketing agreements with various third parties.  In connection with these agreements, residual proceeds received in excess of specific amounts may be shared with these third parties based on specific formulas.  At December 31, 2012 and 2011, no amounts were accrued related to these agreements.

ICON Income Fund Nine, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

(unaudited)

At the time Fund Nine acquires or divests of its interest in an equipment lease or other financing transaction, Fund Nine may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  The Manager believes that any liability of Fund Nine that may arise as a result of any such indemnification obligations will not have a material adverse effect on the consolidated financial condition or results of operations of Fund Nine taken as a whole.

(14)     Geographic Information

Geographic information for revenue, based on the country of origin, and long-lived assets, which include operating leases (net of accumulated depreciation), finance leases, investment in joint ventures and investment in unguaranteed residual values, were as follows:

	Year Ended December 31, 2012 (unaudited)
	United	South	Marine
	States	America	Vessels (a)	Total
Revenue:
Rental income	$64,586	$2,963,226	$258,020	$3,285,832
Finance income	$-	$-	$1,702,112	$1,702,112

	December 31, 2012 (unaudited)
	United	South	Marine
	States	America	Vessels (a)	Total
Long-lived assets:
Net investment in finance leases	$-	$-	$6,370,667	$6,370,667
Leased equipment at cost, net	$-	$31,971,571	$-	$31,971,571

	Year Ended December 31, 2011
	United		Marine
	States	Asia	Vessels (a)	Total
Revenue:
Rental income	$247,737	$5,301,464	$3,743,816	$9,293,017
Finance income	$-	$-	$2,739,012	$2,739,012
Loss from investment in joint ventures	$-	$(1,263,975)	$-	$(1,263,975)

	December 31, 2011
	United		Marine
	States	Asia	Vessels (a)	Total
Long-lived assets:
Net investment in finance leases	$-	$-	$12,379,834	$12,379,834
Leased equipment at cost, net	$331,916	$34,159,366	$-	$34,491,282

(a) Vessels are generally free to trade worldwide.

(15)     Income Tax Reconciliation

At December 31, 2012 and 2011, the members’ equity included in the consolidated financial statements totaled $10,137,300 and $13,602,563, respectively.  The members’ equity for federal income tax purposes at December 31, 2012 and 2011 totaled $63,466,227 and $60,502,002, respectively.  The difference arises primarily from sales and offering expenses reported as a reduction in the additional members’ equity accounts for financial reporting purposes, but not for federal income tax reporting purposes, and differences in depreciation and amortization between financial reporting purposes and federal income tax purposes.

ICON Income Fund Nine, LLC

(A Delaware Limited Liability Company)

Notes to Consolidated Financial Statements

December 31, 2012

(unaudited)

The following table reconciles net loss attributable to Fund Nine for financial statement reporting purposes to the net income (loss) attributable to Fund Nine for federal income tax purposes for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011
	(unaudited)
Net loss per consolidated financial statements	$(1,188,171)	$(20,978,086)
Finance leases	3,485,496	5,582,988
Depreciation expense	(5,032,224)	(5,563,974)
Gain on sale of equipment	302,760	5,740,309
Rent - consolidating joint venture	-	1,880,082
Tax gain from joint venture	618	316,172
Sub F income	5,940,602	-
Other	(544,856)	(67,922)
Net income (loss) for federal income tax purposes	$2,964,225	$(13,090,431)

(16)     Subsequent Events

ICON Income Fund Nine Liquidating Trust (the “Liquidating Trust”), a Delaware statutory trust, was formed on January 23, 2013.  The Liquidating Trust is governed by a Liquidating Trust Agreement that appointed ICON Capital, LLC, a Delaware limited liability company, as managing trustee of the Liquidating Trust. The Liquidating Trust’s assets include an investment in ICON Aircraft 128 LLC, an investment in the Wilhelmsen Vessels and an interest in a joint venture with Fund Eight B, in ICON Aircraft 126 LLC.  These investments, as well as all other assets and liabilities in Fund Nine, were transferred to the Liquidating Trust from Fund Nine as of January 23, 2013 (commencement of operations) in order to reduce the administrative expenses to operate Fund Nine and to maximize potential distributions to beneficiaries.  On January 23, 2013, all shares of limited liability company interests in Fund Nine were exchanged for an equal number of beneficial interests in the Liquidating Trust.

The Liquidating Trust had no assets or operations prior to January 23, 2013 and as a result, the consolidated financial statements of Fund Nine are included in this Annual Report on Form 10-K.

On February 27, 2013, the three floating-to-fixed interest rate swaps relating to the non-recourse long-term debt associated with the three Wilhelmsen Vessels were terminated and settled by the Liquidating Trust making a payment to BNP Paribas for $147,000.

On March 8, 2013, the Liquidating Trust entered into a Memorandum of Agreement with Wilhelmsen for an early buyout of the Wilhelmsen Vessels to be executed between March 8, 2013 and April 30, 2013 (the “Closing Date”) for a purchase price to be determined based on the Closing Date.  On March 20, 2013, the Liquidating Trust sold the Trianon and Tancred vessels to Wilhelmsen for approximately $2,048,000 each and satisfied the remaining non-recourse long-term debt of approximately $1,800,000 per vessel.

Item 9A.     Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2012, as well as the financial statements for our Manager, the Manager carried out an evaluation, under the supervision and with the participation of the management of our Manager, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Manager’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that the Manager’s disclosure controls and procedures were effective.

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

Our Manager’s Co-Chief Executive Officers and Principal Financial and Accounting Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of Fund Nine’s financial reporting and disclosure included in this Annual Report on Form 10-K.

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

Our Manager assessed the effectiveness of its internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control — Integrated Framework."

Based on its assessment, our Manager believes that, as of December 31, 2012, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in the Manager’s internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

41

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Income Fund Nine Liquidating Trust

(Registrant)

By: ICON Capital, LLC

      (Managing Trustee of the Registrant)

March 27, 2013

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

ICON Income Fund Nine Liquidating Trust (Registrant) By: ICON Capital, LLC (Managing Trustee of the Registrant) March 27, 2013
By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)
By: /s/ Nicholas Sinigaglia
Nicholas Sinigaglia
Managing Director (Principal Financial and Accounting Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to beneficial interest holders.