Form 10-K
period 2013-12-31
ICON INCOME FUND NINE LLC
filed 2014-03-31
CIK 1157522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2013
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number	000-50217

ICON Income Fund Nine Liquidating Trust
(Exact name of registrant as specified in its charter)

Delaware	80-6245802
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, NY	10016
(Address of principal executive offices)	(Zip Code)
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
Yes ☐ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.*

Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

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

Number of outstanding beneficial interests of the registrant on March 24, 2014 is 97,955.

DOCUMENTS INCORPORATED BY REFERENCE

None.

*ICON Income Fund Nine Liquidating Trust is the transferee of the assets and liabilities of ICON Income Fund Nine, LLC and files reports under the Commission file number for ICON Income Fund Nine, LLC, which filed a Form 15 on January 29, 2013, indicating its notice of termination of registration and filing requirements.

ICON Income Fund Nine Liquidating Trust

Table of Contents

Page

Consolidated Statement of Net Assets (Liquidation Basis) at December 31, 2013 (unaudited)	1
Consolidated Statement of Changes in Net Assets (Liquidation Basis) for the period from January 23, 2013 (Commencement of Operations) through December 31, 2013 (unaudited)	2
Consolidated Statement of Cash Flows (Liquidation Basis) for the period from January 23, 2013 (Commencement of Operations) through December 31, 2013 (unaudited)	3
Notes to Consolidated Financial Statements (unaudited)	4
Signatures	12

ICON Income Fund Nine Liquidating Trust

(A Delaware Statutory Trust)

Consolidated Statement of Net Assets (Liquidation Basis)

(unaudited)

December 31, 2013
Assets

Cash	$1,770,494
Leased equipment at cost (less accumulated depreciation of $3,899,731)	29,316,093
Other assets	568,293
Total assets	$31,654,880

Liabilities

Non-recourse long-term debt	$16,852,736
Maintenance reserves	5,121,774
Security deposit	790,000
Accrued expenses and other current liabilities	122,457
Total liabilities	22,886,967

Commitments and contingencies (Note 9)

Net assets in liquidation	$8,767,913

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine Liquidating Trust

(A Delaware Statutory Trust)

Consolidated Statement of Changes in Net Assets (Liquidation Basis)

(unaudited)

For the period from January 23, 2013 (Commencement of Operations) through December 31, 2013

Revenue:
Rental income	$4,405,552
Finance income	172,075
Net gain on sales of equipment	154,125
Interest and other income	133,493
Total revenue	4,865,245
Expenses:
General and administrative	754,886
Loss on derivative financial instruments	95,424
Interest	1,218,656
Depreciation	3,899,731
Other operating expenses	78,622
Total expenses	6,047,319
Net loss	(1,182,074)

Unrealized losses on interest rate swaps reclassified to net loss	133,101

Net assets in liquidation at January 23, 2013	9,816,886

Net assets in liquidation at December 31, 2013	$8,767,913

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine Liquidating Trust

(A Delaware Statutory Trust)

Consolidated Statement of Cash Flows (Liquidation Basis)

(unaudited)

For the period from January 23, 2013 (Commencement of Operations) through December 31, 2013

Cash flows from operating activities:
Net loss	$(1,182,074)
Adjustments to reconcile net loss to net cash provided by operating activities:
Finance income	(172,075)
Rental income paid directly to lender by lessee	(778,293)
Net gain on sale of leased equipment	(154,125)
Depreciation	3,899,731
Loss on derivative financial instruments	95,424
Interest expense on non-recourse financing paid directly to lender by lessee	764,495
Interest expense from amortization of debt discount	454,049
Changes in operating assets and liabilities:
Collection of finance leases	683,795
Deferred charges	(240,385)
Other assets	29,323
Due to affiliates	(3,945)
Accrued expenses and other liabilities	8,694
Net cash provided by operating activities	3,404,614
Cash flows from financing activities:
Repayments on non-recourse long-term debt	(5,829,178)
Proceeds from maintenance reserve	2,609,838
Net cash used in financing activities	(3,219,340)
Net increase in cash	185,274
Cash, beginning of period	1,585,220
Cash, ending of period	$1,770,494

Supplemental disclosure of cash flow information:
Transfer of net assets from ICON Income Fund Nine, LLC to ICON Income
Fund Nine Liquidating Trust	$9,816,886
Reclassification of prepaid reconfiguration costs from other liabilities to leased equipment at cost	$843,054
Aircraft reconfiguration costs paid directly by lender	$1,457,172
Principal on non-recourse long-term debt paid directly to lender by lessees	$6,761,666
Maintenance reserve paid directly to lender by lessee	$583,373

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2013

(unaudited)

(1)     Purpose of Liquidating Trust

ICON Income Fund Nine Liquidating Trust (the “Liquidating Trust”), a Delaware Statutory Trust, was formed on January 23, 2013 (the “Commencement of Operations”). When used in these notes to the consolidated financial statements, the terms “we,” “us,” “our” or similar terms refer to the Liquidating Trust and its consolidated subsidiaries.  We are governed by a Liquidating Trust Agreement that appointed ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp., as our managing trustee (the “Managing Trustee”).

Our two assets are an investment in ICON Aircraft 128 LLC (“ICON 128”) and an interest in a joint venture, ICON Aircraft 126 LLC (“ICON 126”). These investments, as well as all other assets and liabilities in ICON Income Fund Nine, LLC (“Fund Nine”), were transferred to us as of January 23, 2013 in order to reduce the expenses incurred by Fund Nine and to maximize potential distributions to beneficiaries. On January 23, 2013, all shares of limited liability company interests in Fund Nine were exchanged for an equal number of our beneficial interests.

(2)       Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The manager of Fund Nine approved a plan of liquidation on January 23, 2013 and transferred all of Fund Nine’s assets and liabilities to us to commence liquidation. As a result, the basis of accounting for periods subsequent to January 23, 2013 was changed from the going-concern basis to a liquidation basis.

Our accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). In the opinion of our Managing Trustee, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

We account for our noncontrolling interest in a joint venture where we have influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting.  Accordingly, our original investment was recorded at cost and adjusted for our share of earnings, losses and distributions of the joint venture.  Our investment in a joint venture is subject to our impairment review policy.

Cash

Cash includes cash in banks held principally at two financial institutions, which at times may exceed insured limits. We have placed these funds in high quality institutions in order to minimize risk relating to exceeding insured limits.

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation.  Leased equipment is depreciated on a straight-line basis over the lease term, which typically ranges from 3 to 8 years, to the asset’s residual value.

Our Managing Trustee has an investment committee that approves each new equipment lease and other financing transaction.  As part of its process, the investment committee determines the residual value, if any, to be used once the investment has been approved. The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates.  Residual values are reviewed for impairment in accordance with our impairment review policy.

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

ICON Income Fund Nine Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2013

(unaudited)

Depreciation

We record depreciation expense on equipment when the lease is classified as an operating lease.  In order to calculate depreciation, we first determine the depreciable base, which is the equipment cost less the estimated residual value at lease termination.  Depreciation expense is recorded on a straight-line basis over the lease term.

Asset Impairments

The significant assets in our portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in our consolidated statement of changes in net assets (liquidation basis) in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Managing Trustee’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Revenue Recognition

We lease equipment to third parties and each such lease is classified as either a finance lease or an operating lease, which classification is based upon the terms of each lease.  For a finance lease, initial direct costs are capitalized and amortized over the lease term.  For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated over the lease term.

For finance leases, we recorded, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment upon lease termination, the initial direct costs related to the lease, less unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected or written off. We record a reserve if we deem any receivables not collectible.   The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other assets, as appropriate.

Initial Direct Costs

We capitalize initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions. We paid acquisition fees to our Managing Trustee of 3% of the purchase price of the investment made by or on our behalf, including, but not limited to, the cash paid, indebtedness incurred or assumed, and the excess of the collateral value of the long-lived asset over the amount of the investment, if any. The costs of each transaction are amortized over the transaction term using the straight-line method for operating leases and the effective interest rate method for

ICON Income Fund Nine Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2013

(unaudited)

finance leases in our consolidated statement of changes in net assets (liquidation basis). Costs related to leases or other financing transactions that are not consummated are expensed as an acquisition expense.

Derivative Financial Instruments

We may enter into derivative transactions for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on our non-recourse long-term debt. We enter into these instruments only for hedging underlying exposures. We do not hold or issue derivative financial instruments for purposes other than hedging. Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though we believe that these are effective economic hedges.

We recognize all derivative financial instruments as either assets or liabilities on our consolidated statement of net assets (liquidation basis) and measure those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which we must document and assess at inception and on an ongoing basis, we recognize the changes in fair value of such instruments in accumulated other comprehensive income (loss) (“AOCI”), a component of equity on the consolidated statement of net assets (liquidation basis). Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Income Taxes

We are taxed as a partnership for federal and state income tax purposes.  Therefore, no provision for federal and state income taxes has been recorded since the liability for such taxes is the responsibility of each of the individual beneficial owners rather than us.  We are potentially subject to New York City unincorporated business tax (“UBT”), which is imposed on the taxable income of any active trade or business carried on in New York City.  The UBT is imposed for each taxable year at a rate of approximately 4% of taxable income that is allocable to New York City. Our federal, state and local income tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the applicable taxing authorities.  All penalties and interest associated with income taxes are included in general and administrative expense on the consolidated statement of changes in net assets (liquidation basis). Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.  We did not have any material liabilities recorded related to uncertain tax positions nor did we have any unrecognized tax benefits as of the periods presented herein.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires our Managing Trustee to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates primarily include the determination of credit loss reserves, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates.

(3)     Net Investment in Finance Leases

On March 8, 2013, we entered into a Memorandum of Agreement with Wilhelmsen Lines Shipowning AS (“Wilhelmsen”) for an early buyout of three car and truck carrying vessels (collectively, the “Wilhelmsen Vessels”) to be consummated between March 8, 2013 and April 30, 2013.  On March 20, 2013, we sold the Trianon and the Trinidad to Wilhelmsen for approximately $2,048,000 per vessel.  On April 5, 2013, we sold the Tancred to Wilhelmsen for approximately $1,358,000.  The sale of the Wilhelmsen Vessels resulted in an immaterial gain, which is recorded in the consolidated statement of changes in net assets (liquidation basis).

ICON Income Fund Nine Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2013

(unaudited)

(4)       Leased Equipment at Cost

Leased equipment at cost consisted of the following:

December 31, 2013
Aircraft	$33,215,824
Less: accumulated depreciation	3,899,731
Leased equipment at cost, less accumulated depreciation	$29,316,093

Depreciation expense was $3,899,731 for the period from the Commencement of Operations through December 31, 2013.

ICON Aircraft 128 LLC

We own an Airbus A340-313X aircraft (“Aircraft 128”).  Aircraft 128 was previously on lease to Cathay Pacific Airways Limited (“Cathay”), which lease expired on November 30, 2011.  On February 16, 2012, Aircraft 128 was delivered to the new lessee, Aerolineas Argentinas (“AA”), at which time a new six year lease commenced.

As a condition of the lease with AA for Aircraft 128, we agreed to perform an upgrade of the aircraft.  During the upgrade period, which commenced on November 18, 2012 and was completed on January 28, 2013, Aircraft 128 was out of service.  The upgrade costs were approximately $2,827,000, all of which were capitalized to leased equipment at cost in the consolidated statement of net assets (liquidation basis) as of December 31, 2013.

In addition to lease payments, the lessee is required to fund maintenance reserves to ensure necessary funds are available for the repairs and maintenance of Aircraft 128.  Funds will be reimbursed to the lessee as expenses are incurred by the lessee.  At the expiration of the lease, any remaining maintenance reserves will be retained by us and recorded as rental income on the consolidated statement of changes in net assets (liquidation basis).

Aggregate annual minimum future rentals receivable from our non-cancelable leases over the next five years consisted of the following at December 31, 2013:

Years Ending December 31,
2014	$4,476,000
2015	4,476,000
2016	4,476,000
2017	4,476,000
2018	746,000
$18,650,000

(5)     Investment in Joint Venture

ICON Aircraft 126 LLC

We, through a joint venture with ICON Income Fund Eight B L.P. Liquidating Trust, an entity also managed by our Managing Trustee (“Fund Eight B”), have a 50% ownership interest in an Airbus A340-313X aircraft (“Aircraft 126”).  The previous lease of Aircraft 126 expired on June 30, 2011. On January 3, 2012, Aircraft 126 was delivered to the new lessee, AA, at which time a new six year lease commenced.  The joint venture has an outstanding non-recourse debt balance related to Aircraft 126.  At the expiration of Aircraft 126’s previous lease, a balloon payment equal to the then-outstanding debt balance of $32,677,000 was due, but was not made, as the aircraft was still being readied for delivery to AA.  As the loan was expected to be refinanced, the lender agreed not to exercise any of its remedial rights under the loan agreement.  The debt continued to accrue interest, which was added to the outstanding principal balance of the debt until the debt was refinanced on December 3, 2012.

ICON Income Fund Nine Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2013

(unaudited)

At December 31, 2013, our carrying value in the joint venture was $0. For the period from the Commencement of Operations through December 31, 2013, there was no loss from investment in joint ventures as our investment has been reduced to zero and we are no longer required to record our share of the joint venture’s losses.

Information as to the financial position and results of operations of the joint venture is summarized below.

December 31, 2013
Non-current assets	$29,754,252
Current liabilities	$69,507
Non-current liabilities	$31,739,161
Members' deficit	$(2,054,416)
Liquidating Trust's share of deficit	$(1,027,208)

Revenue	$4,362,160
Expenses	5,405,369
Net loss	$(1,043,209)
Liquidating Trust’s share of net loss	$(521,605)

(6)     Non-Recourse Long-Term Debt

We acquired the Wilhelmsen Vessels on bareboat charter to Wilhelmsen for cash and non-recourse long-term debt.  The lender had a security interest in the Wilhelmsen Vessels and an assignment of the rental payments under the charters.  We entered into three interest rate swap contracts with BNP Paribas in order to fix the variable interest rates on the non-recourse long-term debt related to the Wilhelmsen Vessels at 7.02% per year and minimize the risk of interest rate increases.  On February 27, 2013, the three floating-to-fixed interest rate swaps relating to the non-recourse long-term debt associated with the Wilhelmsen Vessels were terminated and settled by making a payment to BNP Paribas of $147,000.  On March 20, 2013, we satisfied the remaining non-recourse long-term-debt related to the Trianon and Trinidad of approximately $1,800,000 per vessel.  On April 5, 2013, we satisfied the remaining non-recourse long-term debt related to the Tancred of approximately $1,200,000.

We incurred non-recourse debt in connection with the acquisition of Aircraft 128.  The debt was due to be repaid on November 30, 2011, concurrent with the expiration of the lease with Cathay.  We did not make the final balloon payment as the aircraft was still being readied for delivery to AA, following which the loan was expected to be refinanced.  On February 16, 2012, AA accepted delivery of and simultaneously commenced a six year lease for Aircraft 128.  During this time, the lender agreed not to exercise any of its remedial rights under the loan agreement.  The debt continued to accrue interest, which was added to the outstanding principal balance of the debt until the debt was refinanced on December 27, 2012.  The refinanced non-recourse debt accrues interest at the one-month London Interbank Offered Rate (“LIBOR”) plus a 3.50% margin and matures on March 31, 2018.

As part of the December 27, 2012 debt restructuring, certain contingent payments would be due to the lender if Aircraft 128, through any leases and its ultimate disposition, generated cash flows in excess of a pre-determined amount. Our original estimate was that the pre-determined amount would not be achieved and, therefore, no payment would be due to the lender. During 2013, based on updated estimates and additional operating history to analyze, we determined that it was probable that a payment of $2,500,000 would be due to the lender following the termination of the existing lease and ultimate disposition of Aircraft 128. Accordingly, we recorded an additional $2,500,000 liability to the lender which is recorded within non-recourse long-term debt on the consolidated statement of net assets (liquidation basis). Simultaneously, we recorded a corresponding (offsetting) discount of $2,500,000, which is also recorded within non-recourse long-term debt. Over the remaining term of the non-recourse long-term debt, the discount will be amortized to interest expense using the effective interest rate method. Future changes in certain estimates, including the estimated residual value of Aircraft 128 or future lease rates, could effect the amount of this liability, although it can never exceed $2,500,000. At December 31, 2013, the outstanding non-recourse debt balance related to Aircraft 128 was $16,852,736.

ICON Income Fund Nine Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2013

(unaudited)

The aggregate maturities of non-recourse long-term debt consisted of the following at December 31, 2013:

Years Ending December 31,
2014	$4,292,454
2015	4,292,454
2016	4,292,454
2017	3,975,374
2018	-
$16,852,736

At December 31, 2013, we were in compliance with all covenants related to the non-recourse long-term debt.

(7)     Derivative Financial Instruments

We entered into derivative financial instruments for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on our non-recourse long-term debt. We entered into these instruments only for hedging underlying exposures. We do not hold or issue derivative financial instruments for purposes other than hedging. Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though we believe that these are effective economic hedges.

We recognized all derivative financial instruments as liabilities on the consolidated statement of net assets in liquidation and measured those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which we must document and assess at inception and on an ongoing basis, we recognized the changes in fair value of such instruments in AOCI, a component of equity on the consolidated balance sheets of Fund Nine. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements on our variable non-recourse debt. Our strategy to accomplish these objectives is to match the projected future cash flows with the underlying debt service. Each interest rate swap involves the receipt of floating-rate interest payments from a counterparty in exchange for us making fixed-rate interest payments over the life of the agreement without exchange of the underlying notional amount.

Counterparty Risk

We manage exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that we have with any individual bank and through the use of minimum credit quality standards for all counterparties. We do not require collateral or other security in relation to derivative financial instruments. Since it is our policy to enter into derivative contracts only with banks of internationally acknowledged standing and the fair value of our derivatives is in a liability position, we consider the counterparty risk to be remote.

Designated Derivatives

On February 27, 2013, the three floating-to-fixed interest rate swaps relating to the non-recourse long-term debt associated with the Wilhelmsen Vessels that were designated and qualifying as cash flow hedges were terminated and settled by making a payment to BNP Paribas for $147,000.

ICON Income Fund Nine Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2013

(unaudited)

For these derivatives, we recorded an aggregate loss of approximately $95,000 from the effective portion of changes in the fair value of the derivative designated and qualifying as a cash flow hedge in AOCI and such loss was subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings and within the same line item on the consolidated statement of changes in net assets (liquidation basis) as the impact of the hedged transaction.

The table below presents the effect of our derivative financial instruments designated as cash flow hedging instruments on the consolidated statement of change in net assets (liquidation basis):

					Location of	Amount of
					Gain (Loss)	Gain (Loss)
					Recognized in	Recognized in
					Income on	Income on
		Amount of	Location of	Amount of	Derivatives	Derivatives
		Gain (Loss)	Gain (Loss)	Gain (Loss)	(Ineffective	(Ineffective
		Recognized in	Reclassified	Reclassified	Portion and	Portion and
	Derivatives	AOCI on	from AOCI into	from AOCI into	Amounts	Amounts
	Designated as	Derivatives	Income	Income	Excluded from	Excluded from
Period	Hedging	(Effective	(Effective	(Effective	Effectiveness	Effectiveness
Ended	Instruments	Portion)	Portion)	Portion)	Testing)	Testing)
(Gain) Loss
on derivative
December 31,	Interest rate		Interest		financial
2013	swaps	$(95,424)	expense	$(133,101)	instruments	$-

(8)     Concentrations of Risk

In the normal course of business, we are exposed to two significant types of economic risk: credit and market.  Credit risk is the risk of a lessee, borrower or other counterparty’s inability or unwillingness to make contractually required payments.  We have one lessee which is within one industry segment.  Accordingly, we may be exposed to business and economic risk.

Market risk reflects the change in value of debt instruments, derivatives and credit facilities due to changes in interest rate spreads or other market factors.  We believe that the carrying value of our investments is reasonable, taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

For the year ended December 31, 2013, we had one lessee that accounted for approximately 100% of our rental income.

As of December 31, 2013, we had one aircraft that accounted for approximately 100% of our operating assets.

(9)     Commitments and Contingencies

We  entered into certain residual sharing and remarketing agreements with various third parties.  In connection with these agreements, residual proceeds received in excess of specific amounts may be shared with these third parties based on specific formulas.  At December 31, 2013, no amounts were accrued related to these agreements.

Item 9A.     Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2013, as well as the financial statements for our Managing Trustee, our Managing Trustee carried out an evaluation, under the supervision and with the participation of the management of our Managing Trustee, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing Trustee’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing Trustee’s disclosure controls and procedures were effective.

In designing and evaluating our Managing Trustee’s disclosure controls and procedures, our Managing Trustee recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our Managing Trustee’s disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud.  Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

Our Managing Trustee’s Co-Chief Executive Officers and Principal Financial and Accounting Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this Annual Report on Form 10-K.

Evaluation of internal control over financial reporting

Our Managing Trustee is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Managing Trustee assessed the effectiveness of its internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control — Integrated Framework" as issued in 1992.

Based on its assessment, our Managing Trustee believes that, as of December 31, 2013, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our Managing Trustee’s internal control over financial reporting during the year ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

41

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Income Fund Nine Liquidating Trust

(Registrant)

By: ICON Capital, LLC

      (Managing Trustee of the Registrant)

March 31, 2014

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

ICON Income Fund Nine Liquidating Trust (Registrant) By: ICON Capital, LLC (Managing Trustee of the Registrant) March 31, 2014
By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)
By: /s/ Nicholas A. Sinigaglia
Nicholas A. Sinigaglia
Managing Director (Principal Financial and Accounting Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to beneficial interest holders.