Form 10-K
period 2014-12-31
ICON INCOME FUND NINE LLC
filed 2015-03-31
CIK 1157522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2014
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number	000-50217

ICON Income Fund Nine Liquidating Trust
(Exact name of registrant as specified in its charter)

Delaware	80-6245802
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)
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

Number of outstanding beneficial interests of the registrant on March 27, 2015 is 97,955.

DOCUMENTS INCORPORATED BY REFERENCE

None.

*ICON Income Fund Nine Liquidating Trust is the transferee of the assets and liabilities of ICON Income Fund Nine, LLC and files reports under the Commission file number for ICON Income Fund Nine, LLC, which filed a Form 15 on January 29, 2013, indicating its notice of termination of registration and filing requirements.

ICON Income Fund Nine Liquidating Trust

ICON Income Fund Nine Liquidating Trust

(A Delaware Statutory Trust)

Consolidated Statements of Net (Liabilities) Assets

(unaudited)

	December 31,
	2014	2013
Assets

Cash	$1,486,851	$1,770,494
Leased equipment at cost (less accumulated depreciation
of $0 and $3,899,731, respectively)	-	29,316,093
Asset held for sale	16,850,000	-
Other assets	650,843	568,293
Total assets	$18,987,694	$31,654,880

Liabilities

Non-recourse long-term debt	$10,449,819	$16,852,736
Maintenance reserves	7,528,036	5,121,774
Security deposit	790,000	790,000
Due to affiliate	313,667	-
Accrued expenses and other liabilities	279,055	122,457
Total liabilities	19,360,577	22,886,967

Commitments and contingencies (Note 11)

Net (liabilities) assets	$(372,883)	$8,767,913

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine Liquidating Trust

(A Delaware Statutory Trust)

Consolidated Statements of Changes in Net (Liabilities) Assets

(unaudited)

		For the Period from January 23, 2013 (Commencement of Operations) through December 31, 2013

	Year Ended
	December 31, 2014
Revenue:
Rental income	$4,343,385	$4,405,552
Finance income	-	172,075
Net gain on sales of equipment	-	154,125
Interest and other income	10	133,493
Total revenue	4,343,395	4,865,245
Expenses:
General and administrative	976,134	754,886
Loss on derivative financial instruments	-	95,424
Interest	40,016	1,218,656
Depreciation	4,155,862	3,899,731
Impairment loss	8,310,231	-
Other operating expenses	1,948	78,622
Total expenses	13,484,191	6,047,319
Net loss	(9,140,796)	(1,182,074)

Unrealized losses on interest rate swaps reclassified to net loss	-	133,101

Net assets, beginning of year	8,767,913	9,816,886

Net (liabilities) assets, end of year	$(372,883)	$8,767,913

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine Liquidating Trust

(A Delaware Statutory Trust)

Consolidated Statements of Cash Flows

(unaudited)

		For the Period from January 23, 2013 (Commencement of Operations) through December 31, 2013

	Year Ended
	December 31, 2014
Cash flows from operating activities:
Net loss	$(9,140,796)	$(1,182,074)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Finance income	-	(172,075)
Rental income paid directly to lender by lessee	(4,077,646)	(778,293)
Net gain on sale of leased equipment	-	(154,125)
Depreciation	4,155,862	3,899,731
Loss on derivative financial instruments	-	95,424
Interest expense on non-recourse financing paid directly to lender by lessee	453,562	764,495
Interest expense from amortization of debt discount	(447,518)	454,049
Impairment loss	8,310,231	-
Changes in operating assets and liabilities:
Collection of finance leases	-	683,795
Deferred charges	(82,193)	(240,385)
Other assets	(357)	29,323
Due to affiliates	313,667	(3,945)
Accrued expenses and other liabilities	231,545	8,694
Net cash (used in) provided by operating activities	(283,643)	3,404,614
Cash flows from financing activities:
Repayments on non-recourse long-term debt	-	(5,829,178)
Proceeds from maintenance reserve	-	2,609,838
Net cash used in financing activities	-	(3,219,340)
Net (decrease) increase in cash	(283,643)	185,274
Cash, beginning of year	1,770,494	1,585,220
Cash, end of year	$1,486,851	$1,770,494

Supplemental disclosure of cash flow information:
Transfer of net assets from ICON Income Fund Nine, LLC to ICON Income
Fund Nine Liquidating Trust	$-	$9,816,886
Reclassification of prepaid reconfiguration costs from other liabilities to
leased equipment at cost	$-	$843,054
Aircraft reconfiguration costs paid directly by lender	$-	$1,457,172
Maintenance reserves from lessee paid directly to lender	$2,933,937	$6,761,666
Maintenance reserves paid directly to lender	$-	$583,373

See accompanying notes to consolidated financial statements.

ICON Income Fund Nine Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2014

(unaudited)

(1)     Purpose of Liquidating Trust

ICON Income Fund Nine Liquidating Trust (the “Liquidating Trust”), a Delaware statutory trust, was formed on January 23, 2013 (the “Commencement of Operations”). When used in these notes to consolidated financial statements, the terms “we,” “us,” “our” or similar terms refer to the Liquidating Trust and its consolidated subsidiaries.  We are governed by a Liquidating Trust Agreement that appointed ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp., as our managing trustee (the “Managing Trustee”).

Our two assets are an investment in ICON Aircraft 128 LLC (“ICON 128”) and an interest in a joint venture, ICON Aircraft 126 LLC (“ICON 126”). These investments, as well as all other assets and liabilities of ICON Income Fund Nine, LLC (“Fund Nine”), were transferred to us as of January 23, 2013 in order to reduce the expenses incurred by Fund Nine and to maximize potential distributions to beneficiaries. On January 23, 2013, all shares of limited liability company interests in Fund Nine were exchanged for an equal number of our beneficial interests.

(2)       Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

In April 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-07, Liquidation Basis of Accounting (“ASU 2013-07”), which, among other things, clarifies when an entity should apply the liquidation basis of accounting. The standard states that if a plan for liquidation was specified in the entity’s governing documents since its inception, the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. ASU 2013-07 is effective for entities during annual reporting periods beginning after December 15, 2013. While the manager of Fund Nine approved a plan of liquidation on January 23, 2013 and transferred all of Fund Nine’s assets and liabilities to the Liquidating Trust, such plan was provided for in Fund Nine’s operating agreement, as amended, since inception. Accordingly, our Managing Trustee has concluded that the liquidation basis of accounting is not applicable to us.

Management considered cash on hand, accrued expenses and other liabilities as of December 31, 2014, as well as ongoing costs to operate the Liquidating Trust, and believes there is sufficient liquidity to continue as a going concern within one year from the date that these consolidated financial statements are issued.

Our accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). In the opinion of our Managing Trustee, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

We account for our noncontrolling interest in our joint venture where we have influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting.  Accordingly, our original investment was recorded at cost and adjusted for our share of earnings, losses and distributions of the joint venture.  Our investment in our joint venture is subject to our impairment review policy.

Cash

Cash includes cash in banks held principally at one financial institution, which at times may exceed insured limits. We have placed these funds in a high quality institution in order to minimize risk relating to exceeding insured limits.

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation.  Leased equipment is depreciated on a straight-line basis over the lease term to the asset’s residual value.

ICON Income Fund Nine Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2014

(unaudited)

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

Depreciation

We recorded depreciation expense on equipment when the lease was classified as an operating lease.  In order to calculate depreciation, we first determined the depreciable base, which was the equipment cost less the estimated residual value at lease termination. As of December 31, 2014, we had one investment that was classified as asset held for sale. Prior to December 31, 2014, such investment was classified as leased equipment at cost and depreciation expense was recorded on a straight-line basis over the lease term of 6 years.

Asset Impairments

The significant assets in our portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in our consolidated statements of changes in net (liabilities) assets in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying asset is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender. Generally in the latter situation, the residual position relates to equipment subject to third-party non-recourse debt where the lessee remits its rental payments directly to the lender and we do not recover our residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Managing Trustee’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Lease Classification and Revenue Recognition

Each equipment lease we enter into is classified as either a finance lease or an operating lease, based upon the terms of each lease.  The estimated residual value is a critical component of and can directly influence the determination as to whether a lease is classified as an operating or a finance lease.

For finance leases, we capitalize, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination and the initial direct costs related to the lease, less

ICON Income Fund Nine Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2014

(unaudited)

unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected or written off. We record a reserve if we deem any receivable not collectible. The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other assets, as appropriate. Initial direct costs are capitalized as a component of the cost of the equipment and depreciated over the lease term.

Initial Direct Costs

We capitalize initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions. We paid acquisition fees to our Managing Trustee of 3% of the purchase price of the investment made by or on our behalf, including, but not limited to, the cash paid, indebtedness incurred or assumed, and the excess of the collateral value of the long-lived asset over the amount of the investment, if any. The costs of each transaction are amortized over the transaction term using the straight-line method for operating leases and the effective interest rate method for finance leases in our consolidated statements of changes in net (liabilities) assets. Costs related to leases or other financing transactions that are not consummated are expensed.

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

We account for derivative financial instruments as either assets or liabilities on our consolidated statements of net (liabilities) assets and measure those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which we must document and assess at inception and on an ongoing basis, we recognize the changes in fair value of such instruments in accumulated other comprehensive income (loss) (“AOCI”), a component of equity on the consolidated statements of net (liabilities) assets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Income Taxes

We are taxed as a partnership for federal and state income tax purposes.  Therefore, no provision for federal and state income taxes has been recorded since the liability for such taxes is the responsibility of each of the individual beneficial owners rather than our business as a whole.  We are potentially subject to New York City unincorporated business tax (“UBT”), which is imposed on the taxable income of any active trade or business carried on in New York City.  The UBT is imposed for each taxable year at a rate of approximately 4% of taxable income that is allocable to New York City. Our federal, state and local income tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the applicable taxing authorities.  All penalties and interest, if any, associated with income taxes are included in general and administrative expense on the consolidated statements of changes in net (liabilities) assets. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.  We did not have any material liabilities recorded related to uncertain tax positions nor did we have any unrecognized tax benefits as of the periods presented herein.

Use of Estimates

ICON Income Fund Nine Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2014

(unaudited)

The preparation of financial statements in conformity with U.S. GAAP requires our Managing Trustee to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates primarily include the determination of credit loss reserves, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The adoption of ASU 2014-15 becomes effective for us on our fiscal year ending December 31, 2016, and all subsequent annual and interim periods. Early adoption is permitted. We expect that additional disclosures will be included in our consolidated financial statements upon adoption.

(3)     Net Investment in Finance Leases

On March 8, 2013, we entered into a Memorandum of Agreement with Wilhelmsen Lines Shipowning AS (“Wilhelmsen”) for an early buyout of three car and truck carrying vessels (collectively, the “Wilhelmsen Vessels”) to be consummated between March 8, 2013 and April 30, 2013.  On March 20, 2013, we sold the Trianon and the Trinidad to Wilhelmsen for approximately $2,048,000 per vessel.  On April 5, 2013, we sold the Tancred to Wilhelmsen for approximately $1,358,000.  The sale of the Wilhelmsen Vessels resulted in an immaterial gain, which is recorded in the consolidated statements of changes in net (liabilities) assets.

(4)       Leased Equipment at Cost/Asset Held for Sale

Leased equipment at cost consisted of the following:

	December 31,
	2014	2013
Aircraft	$-	$33,215,824
Less: accumulated depreciation	-	3,899,731
Leased equipment at cost, less accumulated depreciation	$-	$29,316,093

Depreciation expense was $4,155,862 and $3,899,731 for the year ended December 31, 2014 and for the period from the Commencement of Operations through December 31, 2013, respectively.

ICON Aircraft 128 LLC

We own an Airbus A340-313X aircraft (“Aircraft 128”).  Aircraft 128 was previously on lease to Cathay Pacific Airways Limited (“Cathay”), which lease expired on November 30, 2011.  On February 16, 2012, Aircraft 128 was delivered to the new lessee, Aerolineas Argentinas (“AA”), at which time a new six year lease commenced.

As a condition of the lease with AA for Aircraft 128, we agreed to perform an upgrade of the aircraft.  During the upgrade period, which commenced on November 18, 2012 and was completed on January 28, 2013, Aircraft 128 was out of service.  The upgrade costs were approximately $2,827,000, all of which were capitalized to leased equipment at cost in the consolidated statements of net (liabilities) assets as of December 31, 2013.

In addition to lease payments, the lessee is required to fund maintenance reserves to ensure necessary funds are available for the repairs and maintenance of Aircraft 128.  Funds will be reimbursed to the lessee as expenses are incurred by the lessee.  At the expiration of the lease, any remaining maintenance reserves will be retained by us and recorded as rental income on the consolidated statements of changes in net (liabilities) assets.

ICON Income Fund Nine Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2014

(unaudited)

During the year ended December 31, 2014, our Managing Trustee actively marketed Aircraft 128 for sale, together with the associated non-recourse long-term debt to be assumed. Our Managing Trustee hopes to sell the aircraft in a short period of time. As a result, together with meeting certain criteria, we reclassified Aircraft 128 as asset held for sale on the consolidated statements of net (liabilities) assets as of December 31, 2014. We recorded an impairment loss of approximately $8,310,000 during 2014 based on a third-party appraised fair value less cost to sell. The fair value provided by the independent appraiser was derived based on a market approach. As fair values of older Airbus A340-313X aircraft, a four-engine aircraft, are expected to continue to decline in the future due to a lack of demand attributable to age limits, increased costs of operating a four-engine aircraft compared to competing two-engine aircraft, and considerable costs associated with reconfiguration and maintenance of such aircraft, we may incur additional losses based on the ultimate realized value from selling Aircraft 128.

Aggregate annual minimum future rentals receivable from our non-cancelable lease over the next five years consisted of the following at December 31, 2014:

Years Ending December 31,
2015	$4,476,000
2016	4,476,000
2017	4,476,000
2018	746,000
2019	-
$14,174,000

(5)     Investment in Joint Venture

ICON Aircraft 126 LLC

We, through a joint venture with ICON Income Fund Eight B L.P. Liquidating Trust (“Fund Eight B”), an entity also managed by our Managing Trustee, have a 50% ownership interest in an Airbus A340-313X aircraft (“Aircraft 126”).  The previous lease of Aircraft 126 expired on June 30, 2011. On January 3, 2012, Aircraft 126 was delivered to the new lessee, AA, at which time a new six-year lease commenced.  The joint venture has an outstanding non-recourse long-term debt balance related to Aircraft 126.  At the expiration of Aircraft 126’s previous lease, a balloon payment equal to the then-outstanding debt balance of $32,677,000 was due, but was not made, as the aircraft was still being readied for delivery to AA.  As the loan was expected to be refinanced, the lender agreed not to exercise any of its remedial rights under the loan agreement.  The debt continued to accrue interest, which was added to the outstanding principal balance of the debt until the debt was refinanced on December 3, 2012.

During the year ended December 31, 2014, our Managing Trustee actively marketed Aircraft 126 for sale, together with the associated non-recourse long-term debt to be assumed. As a result, the joint venture recognized an impairment loss of approximately $7,769,000 during 2014 based on a third-party appraised fair value less cost to sell. As of December 31, 2014 and 2013, our carrying value in the joint venture was $0. We have not incurred and will not incur additional losses from investment in joint venture as our investment has been recorded at $0 since December 31, 2011.

Information as to the financial position and results of operations of the joint venture is summarized as follows:

	December 31,
	2014	2013
Total assets	$18,048,706	$29,754,252
Total liabilties	$27,680,759	$31,808,668
Members' deficit	$(9,632,054)	$(2,054,416)
Our share of deficit	$(4,816,027)	$(1,027,208)

Revenue	$4,375,239	$4,362,160
Expenses	11,952,877	5,405,369
Net loss	$(7,577,638)	$(1,043,209)
Our share of net loss	$(3,788,819)	$(521,605)

ICON Income Fund Nine Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2014

(unaudited)

(6)       Maintenance Reserves

In accordance with the lease agreement with AA, AA is required to make monthly maintenance reserve payments to us. To the extent a qualifying event (as defined in the lease agreement) occurs during the lease term, we will be required to reimburse AA for qualifying maintenance costs. AA has been remitting monthly maintenance reserves on our behalf directly to the lender to pay down our debt obligations. To the extent we are required to reimburse AA for qualifying maintenance costs, the maintenance reserves will be financed by additional non-recourse long-term debt as permitted by the loan agreement. Any undisbursed maintenance reserves will be retained by us at the end of the lease term. As of December 31, 2014 and 2013, maintenance reserves were $7,528,036 and $5,121,774, respectively.

(7)     Non-Recourse Long-Term Debt

Our non-recourse long-term debt obligations held directly by us and through our joint venture consist of notes payable in which the lender has a security interest in the underlying assets. If the lessees were to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt.

We acquired the Wilhelmsen Vessels for cash and non-recourse long-term debt.  The lender had a security interest in the Wilhelmsen Vessels and an assignment of the rental payments under the charters.  We entered into three interest rate swap contracts with BNP Paribas in order to fix the variable interest rates on the non-recourse long-term debt related to the Wilhelmsen Vessels at 7.02% per year and minimize the risk of interest rate increases.  On February 27, 2013, the three floating-to-fixed interest rate swaps relating to the non-recourse long-term debt associated with the Wilhelmsen Vessels were terminated and settled by making a payment to BNP Paribas of $147,000.  On March 20, 2013, we satisfied the remaining non-recourse long-term-debt related to the Trianon and Trinidad of approximately $1,800,000 per vessel.  On April 5, 2013, we satisfied the remaining non-recourse long-term debt related to the Tancred of approximately $1,200,000.

We incurred non-recourse long-term debt in connection with the acquisition of Aircraft 128.  The debt was due to be repaid on November 30, 2011, concurrent with the expiration of the lease with Cathay.  We did not make the final balloon payment as the aircraft was still being readied for delivery to AA, following which the loan was expected to be refinanced.  On February 16, 2012, AA accepted delivery of and simultaneously commenced a six year lease for Aircraft 128.  During this time, the lender agreed not to exercise any of its remedial rights under the loan agreement.  The debt continued to accrue interest, which was added to the outstanding principal balance of the debt until the debt was refinanced on December 27, 2012.  The refinanced non-recourse long-term debt accrues interest at the one-month London Interbank Offered Rate plus a 3.50% margin and matures on March 31, 2018.

As part of the December 27, 2012 debt restructuring, certain contingent payments would be due to the lender if Aircraft 128, through any leases and its ultimate disposition, generated cash flows in excess of a pre-determined amount. During the year ended December 31, 2013, we determined that it was probable that such payments would be due to the lender following the termination of the existing lease and ultimate disposition of Aircraft 128, primarily based on the then-estimated fair value of the aircraft.  Based upon such assessment, we recorded a $2,500,000 liability to the lender, which was recorded within non-recourse long-term debt on the consolidated statements of net (liabilities) assets.  Simultaneously, we recorded a corresponding (offsetting) discount of $2,500,000, which was also recorded within non-recourse long-term debt on the consolidated statements of net (liabilities) assets. The discount would be amortized to interest expense using the effective interest rate method over the remaining term of the non-recourse long-term debt. During the year ended December 31, 2013, we amortized $447,518 of the discount, which was recognized as interest expense.

During the year ended December 31, 2014, fair values of older Airbus A340-313X aircraft declined and are expected to continue to decline in the future due to a lack of demand attributable to age limits, increased costs of operating a four-engine

ICON Income Fund Nine Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2014

(unaudited)

aircraft compared to competing two-engine aircraft, and considerable costs associated with reconfiguration and maintenance of such aircraft.  As of December 31, 2014, Aircraft 128 met the criteria to be classified as asset held for sale on the consolidated statements of net (liabilities) assets and we recognized an impairment loss of approximately $8,310,000 during 2014 based on its fair value less cost to sell. Our Managing Trustee is actively marketing Aircraft 128, which it hopes to sell in a short period of time. To the extent the demand for older Airbus A340-313X aircraft continues to decline, we may incur additional losses based on the ultimate realized value from selling Aircraft 128. Accordingly, we reassessed the likelihood of any contingent payments to the lender and based on our estimate of the ultimate realized value of Aircraft 128, we believe such payments to the lender are remote. As a result, we reversed the liability to the lender and the related discount of $2,500,000 and $2,052,482, respectively, as of December 31, 2014.

At December 31, 2014 and 2013, the outstanding non-recourse long-term debt balance related to Aircraft 128 was $10,449,819 and $16,852,736, respectively.

The aggregate maturities of non-recourse long-term debt consisted of the following at December 31, 2014:

Years Ending December 31,
2015	$4,292,454
2016	4,292,454
2017	1,864,911
2018	-
2019	-
$10,449,819

As of December 31, 2014, the non-recourse long-term debt was in default due to, among other things, delays in remittance of lease payments directly to the lender by the lessee. The lender has reserved, but not exercised, its rights under the loan agreement.

(8)     Derivative Financial Instruments

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

We recognized all derivative financial instruments as liabilities on the consolidated statements of net (liabilities) assets and measured those instruments at fair value. Changes in the fair value of such instruments were recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative was expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and included an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria were met, we documented and assessed at inception and on an ongoing basis, we recognized the changes in fair value of such instruments in AOCI, a component of equity on the consolidated balance sheets of Fund Nine. Changes in the fair value of the ineffective portion of all derivatives were recognized immediately in earnings.

Interest Rate Risk

Our objectives in using interest rate derivatives were to add stability to interest expense and to manage our exposure to interest rate movements on our variable non-recourse debt. Our strategy to accomplish these objectives was to match the projected future cash flows with the underlying debt service. Each interest rate swap involved the receipt of floating-rate interest payments from a counterparty in exchange for us making fixed-rate interest payments over the life of the agreement without exchange of the underlying notional amount.

ICON Income Fund Nine Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2014

(unaudited)

Counterparty Risk

We managed exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that we had with any individual bank and through the use of minimum credit quality standards for all counterparties. We did not require collateral or other security in relation to derivative financial instruments. Since it was our policy to enter into derivative contracts only with banks of internationally acknowledged standing and the fair value of our derivatives is in a liability position, we considered the counterparty risk to be remote.

Designated Derivatives

On February 27, 2013, the three floating-to-fixed interest rate swaps relating to the non-recourse long-term debt associated with the Wilhelmsen Vessels that were designated and qualifying as cash flow hedges were terminated and settled by making a payment to BNP Paribas of $147,000.

For these derivatives, we recorded an aggregate loss of approximately $95,000 from the effective portion of changes in the fair value of the derivative designated and qualifying as a cash flow hedge in AOCI and such loss was subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings and within the same line item on the consolidated statements of changes in net (liabilities) assets as the impact of the hedged transaction.

The table below presents the effect of our derivative financial instruments designated as cash flow hedging instruments on the consolidated statements of change in net (liabilities) assets:

					Location of	Amount of
					Gain (Loss)	Gain (Loss)
					Recognized in	Recognized in
					Income on	Income on
		Amount of	Location of	Amount of	Derivatives	Derivatives
		Loss	Loss	Loss	(Ineffective	(Ineffective
For the period from		Recognized in	Reclassified	Reclassified	Portion and	Portion and
January 23, 2013	Derivatives	AOCI on	from AOCI	from AOCI	Amounts	Amounts
(Commencement of	Designated as	Derivatives	into Loss	into Loss	Excluded from	Excluded from
Operations) through	Hedging	(Effective	(Effective	(Effective	Effectiveness	Effectiveness
December 31, 2013	Instruments	Portion)	Portion)	Portion)	Testing)	Testing)
(Gain) Loss
on derivative
	Interest rate		Interest		financial
2013	swaps	$(95,424)	expense	$(133,101)	instruments	$-

(9)     Fair Value Measurements

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

•         Level 3: Pricing inputs that are generally unobservable and are supported by little or no market data.

Assets Measured at Fair Value on a Nonrecurring Basis

We are required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements. Assets classified as held for sale are required to be recorded at the lower of carrying value or fair value less any costs to sell such assets. The following table summarizes the valuation of our asset held for sale measured at fair value on a nonrecurring basis, of which the fair value information presented is not current but rather as of the date the impairment was recorded, while the carrying value of the asset is presented as of December 31, 2014:

ICON Income Fund Nine Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2014

(unaudited)

					Impairment Loss
					for the
	Carrying Value at	Fair Value at Impairment Date			Year Ended
	December 31, 2014	Level 1	Level 2	Level 3	December 31, 2014

Asset held for sale	$16,850,000	$-	$-	$16,850,000	$8,310,231

The fair value at impairment for our asset held for sale was based on fair value less cost to sell. The fair value and cost to sell was based on inputs that are generally unobservable and are supported by little or no market data and were classified within Level 3.

(10)     Concentrations of Risk

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

For the years ended December 31, 2014 and 2013, we had one lessee that accounted for approximately 100% of our rental income.

As of December 31, 2014 and 2013, we had one aircraft that accounted for approximately 100% of our operating assets.

(11)     Commitments and Contingencies

We  entered into certain residual sharing and remarketing agreements with various third parties.  In connection with these agreements, residual proceeds received in excess of specific amounts may be shared with these third parties based on specific formulas.  At December 31, 2014, no amounts were accrued related to these agreements.

Item 9A.     Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2014, as well as the financial statements for our Managing Trustee, our Managing Trustee carried out an evaluation, under the supervision and with the participation of the management of our Managing Trustee, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing Trustee’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing Trustee’s disclosure controls and procedures were effective.

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

Our Managing Trustee assessed the effectiveness of its internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework” as issued in 2013.

Based on its assessment, our Managing Trustee believes that, as of December 31, 2014, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our Managing Trustee’s internal control over financial reporting during the year ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

41

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Income Fund Nine Liquidating Trust

(Registrant)

By: ICON Capital, LLC

      (Managing Trustee of the Registrant)

March 31, 2015

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

ICON Income Fund Nine Liquidating Trust (Registrant) By: ICON Capital, LLC (Managing Trustee of the Registrant) March 31, 2015
By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)
By: /s/ Christine H. Yap
Christine H. Yap Managing Director
(Principal Financial and Accounting Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to beneficial interest holders.